Form 10-Q
period 2000-06-30
AVOCENT CORP
filed 2000-08-14
CIK 1109808

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to __________/


Commission file number:  000-30575


                              Avocent Corporation
             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                              91-2032368
    (State or Other Jurisdiction of                    (I.R.S. Employer Identification Number)
     Incorporation or Organization)

         4991 Corporate Drive
          Huntsville, Alabama                                           35805
(Address of Principal Executive Offices)                              (Zip Code)


                                  256-430-4000
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes  [ ] No


         As of August 8, 2000, 42,971,595 shares of the Company's Common Stock were outstanding.

                              AVOCENT CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 2000

                                     INDEX


                                                                                            Page(s)
                                                                                            -------
Part I   Financial Information
         Item 1.     Financial Statement
                     Balance Sheet at June 30, 2000 (unaudited)                                3
                     Notes to Balance Sheet (unaudited)                                        4
         Item 2.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                 6

Part II  Other Information
         Item 6.     Exhibits and Reports on Form 8-K                                          7

Signatures                                                                                     8

Index of Exhibits                                                                              9

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statement

                              AVOCENT CORPORATION
                                 BALANCE SHEET


                                                                 JUNE 30,
                                                                   2000
                                                                -----------
                                                                (unaudited)

ASSETS
                                                                -----------
Total assets                                                    $        --
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                -----------
Liabilities                                                     $        --
                                                                -----------


Shareholders' equity
   Preferred stock, $0.001 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                        --
   Common stock,$0.001 par value; 200,000,000 shares
     authorized, no shares issued and outstanding                        --
                                                                -----------
      Total shareholders' equity                                         --
                                                                -----------
Total liabilities and shareholders' equity                      $        --
                                                                ===========


        See notes accompanying these consolidated financial statements.

                              AVOCENT CORPORATION
                             NOTES TO BALANCE SHEET


1.       BASIS OF PRESENTATION

         Avocent Corporation (the "Company", formerly Aegean Sea Inc.) was incorporated in the state of Delaware on March 7, 2000. Pursuant to Sections 106 and 107 of the Delaware General Corporation Law, the incorporator of the Company, in consultation with the management of Apex Inc. and Cybex Computer Products Corporation, filed the Company's certificate of incorporation, adopted the Company's bylaws and elected the initial directors of the Company. On March 7, 2000 the initial directors approved and ratified the actions of the incorporator and elected the officers of the Company on March 8, 2000.

         The Company was formed in connection with the merger of Apex and Cybex. The initial directors approved the merger on March 7, 2000 in accordance with Delaware Code Section 251(a). As no shares of the Company's stock had been issued as of March 7, 2000, authorization of the merger required no vote of the shareholders of the Company. Upon completion of the merger on July 1, 2000, Apex and Cybex each became a wholly owned subsidiary of the Company. Other than its formation, as of June 30, 2000, the Company had not conducted any activities. The Company will operate on a calendar year basis with December 31 as its year-end.

         No shares of common stock had been issued as of June 30, 2000.

         The presentation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the balance sheet.

2.       SUBSEQUENT EVENT

         In March 2000, Apex and Cybex jointly announced a proposed merger. Apex and Cybex (collectively "the companies") entered into a merger agreement, under which they agreed to combine the two companies in a merger, resulting in a new combined corporation under a newly created parent registrant, Aegean Sea Inc. The newly formed company subsequently changed its name to Avocent Corporation. On March 31, 2000, the newly created registrant and the companies filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. The companies received final approval of the merger and the Agreement and Plan of Reorganization dated March 8, 2000, by the shareholders of the respective companies on June 30, 2000. The merger was effective as of July 1, 2000. Both Apex and Cybex filed Forms 10-Q with the SEC for the quarter ended June 30, 2000.

         The merger will be accounted for as a purchase in accordance with APB 16 with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values at the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94.0 million of the purchase price is expected to be expensed as in-process research and development. A preliminary purchase price allocation is as follows:



Tangible assets                                 $110,775,673
Identifiable intangible assets                    90,107,903
Goodwill                                         529,430,650
In-process R&D                                    94,000,000
Liabilities                                     (28,843,613)
                                                ------------
    Total purchase price                        $795,470,613
                                                ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO EXPECTED MERGER ACCOUNTING ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR REGISTRATION STATEMENT ON FORM S-4, WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 2, "RISK FACTORS."

MERGER

         In March 2000, Apex and Cybex jointly announced a proposed merger. Apex and Cybex (collectively "the companies") entered into a merger agreement, under which they agreed to combine the two companies in a merger, resulting in a new combined corporation under a newly created parent registrant, Aegean Sea Inc. The newly formed company subsequently changed its name to Avocent Corporation. On March 31, 2000, the newly created registrant and the companies filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. The companies received final approval of the merger and the Agreement and Plan of Reorganization dated March 8, 2000, by the shareholders of the respective companies on June 30, 2000. The merger was effective as of July 1, 2000. Other than its formation, as of June 30, 2000, the Company had not conducted any activities. The Company will operate on a calendar year basis with December 31 as its year-end. For the June 30, 2000 quarter results of Apex and Cybex, you may refer to each company's Form 10-Q filed with the SEC on or about the same date of this filing.

         The merger will be accounted for as a purchase in accordance with APB 16 with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values at the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94.0 million of the purchase price is expected to be expensed as in process research and development. A preliminary purchase price allocation is as follows; $110.8 million of tangible assets, $90.1 million of identifiable intangible assets, $529.4 million of goodwill, $94.0 of in-process R&D and $28.8 million of assumed liabilities. The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

27       Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         On July 10, 2000, Avocent Corporation filed a Current Report on Form 8-K with the Securities and Exchange Commission relating to the merger of Apex and Cybex, which was effected on July 1, 2000. Apex and Cybex are now wholly-owned subsidiaries of Avocent.


ITEMS 1, 2, 3, 4 and 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AVOCENT CORPORATION
                                             (Registrant)



         Date:    August 14, 2000            /s/ Douglas E. Pritchett
                                             ----------------------------------
                                             Douglas E. Pritchett
                                             Senior Vice President, Finance,
                                             Chief Financial Officer
                                             and Treasurer



         Date:    August 14, 2000            /s/ Samuel F. Saracino
                                             ----------------------------------
                                             Samuel F. Saracino
                                             Senior Vice, Legal and
                                             Corporate Affairs, General Counsel
                                             and Secretary

                               INDEX OF EXHIBITS



EXHIBIT NO.                         DESCRIPTION                                         PAGE NO.
-----------                         -----------                                         --------

   27                               Financial Data Schedule (For SEC use only)