Form 10-Q
period 2000-09-29
AVOCENT CORP
filed 2000-11-13
CIK 1109808

 QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000 or

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-30575

AVOCENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2032368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
4991 Corporate Drive
Huntsville, Alabama	35805
(Address of Principal Executive Offices)	(Zip Code)

256-430-4000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 10, 2000, the number of outstanding shares of the Registrant's Common Stock was 43,657,283.

AVOCENT CORPORATION
FORM 10-Q
SEPTEMBER 29, 2000
INDEX

		Page(s)
Part I Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Income Statements (unaudited) for the Three Months and Nine Months Ended September 29, 2000 and October 1, 1999	3
	Condensed Consolidated Balance Sheets at September 29, 2000 (unaudited) and December 31, 1999	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 29, 2000 and October 1, 1999	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6-11
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16
Part II Other Information
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVOCENT CORPORATION
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$77,154	$24,898	$141,845	$72,159
Cost of sales	38,481	13,040	72,720	38,122

Gross profit	38,673	11,858	69,125	34,037

Research and development	4,778	1,283	7,901	4,631
In-process research and development expense and other merger related expenses	104,092	—	104,092	—
Selling, general and administrative	57,005	3,526	65,841	10,034

Total operating expenses	165,875	4,809	177,834	14,665

Income (loss) from operations	(127,202)	7,049	(108,709)	19,372
Interest income	1,594	770	3,583	2,234

Income (loss) before income taxes	(125,608)	7,819	(105,126)	21,606
Provision for (benefit from) income taxes	(1,253)	2,690	5,688	7,436

Net income (loss)	$(124,355)	$5,129	$(110,814)	$14,170

Earnings (loss) per share:
Basic	$(2.89)	$0.23	$(3.73)	$0.63

Diluted	$(2.89)	$0.21	$(3.73)	$0.60

Weighted average shares used in computing earnings (loss) per share:
Basic	42,999	22,589	29,717	22,422

Diluted	42,999	23,875	29,717	23,450

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2000	December 31, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,309	$15,786
Investments maturing within one year	71,752	35,716

Total cash and investments	108,061	51,502
Accounts receivable, net	59,109	28,168
Income tax receivable	6,765	—
Inventories, net	32,481	11,483
Other current assets	2,874	676
Deferred tax assets	6,097	777

Total current assets	215,387	92,606
Investments, available for sale	17,511	9,464
Property held for lease	2,151	—
Property and equipment, net	16,155	1,906
Intangible assets, net	580,991	—
Other	363	338

Total assets	$832,558	$104,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,142	$3,696
Accrued compensation	3,346	1,546
Income taxes payable	—	3,107
Other accrued expenses	19,532	1,572

Total current liabilities	34,020	9,921
Non-current liabilities	32,060	—

Total liabilities	66,080	9,921

Stockholders' equity;
Preferred stock, 5,000 and 1,000 shares authorized, no shares issued and outstanding as of September 29, 2000, and December 31, 1999, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 43,492 shares issued and outstanding as of September 29, 2000; no par value; 100,000 shares authorized and 22,676 shares issued and outstanding as of December 31, 1999	43	66,583
Additional paid-in capital	929,655	—
Accumulated other comprehensive loss	(1,941)	—
Deferred compensation	(36,924)	(35)
Retained earnings (accumulated deficit)	(124,355)	27,845

Total stockholders' equity	766,478	94,393

Total liabilities and stockholders' equity	$832,558	$104,314

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	September 29, 2000	October 1, 1999
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(110,814)	$14,170

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,269	499
Deferred compensation related to stock options	4,277	—
Amortization of intangible assets	31,126	—
Loss on sale of investments	75	—
Purchased research and development expenses	94,000	—
Changes in:
Accounts receivable, net	(4,384)	(5,607)
Inventories, net	(8,021)	(3,588)
Accounts payable	764	670
Accrued compensation	88	90
Income taxes	(4,323)	331
Other	(4,554)	(867)

Total adjustments	110,317	(8,472)

Net cash provided by (used in) operating activities	(497)	5,698

Cash flows from investing activities:
Purchase of Cybex, cash received	34,878	—
Purchases of investments	(86,524)	(74,952)
Maturities of investments	48,012	40,541
Proceeds from sale of investments	6,214	—
Purchases of property and equipment	(1,012)	(1,158)

Net cash provided by (used in) investing activities	1,568	(35,569)

Cash flows from financing activities:
Proceeds from employee stock plans and related tax benefit	19,522	3,546

Net cash provided by financing activities	19,522	3,546

Effect of exchange rate change	(70)	—

Net increase (decrease) in cash and cash equivalents	20,523	(26,325)
Cash and cash equivalents at beginning of period	15,786	34,585

Cash and cash equivalents at end of period	$36,309	$8,260

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

Note 1. Basis of Presentation

    Avocent Corporation was formed from the merger of Apex Inc. ("Apex") and Cybex Computer Products Corporation ("Cybex") on July 1, 2000 when both Apex and Cybex merged with wholly-owned subsidiaries of Avocent. The merger has been accounted for as a purchase of Cybex by Apex. Avocent's condensed consolidated income statements for the three and the nine months ended October 1, 1999 include only Apex's historical results. Avocent's condensed consolidated income statement for the three months ended September 29, 2000 includes the results of both Apex and Cybex because the merger became effective at the beginning of the period. Avocent's condensed consolidated income statement for the nine months ended September 29, 2000 includes the nine month results of Apex for the period January 1, 2000 through September 29, 2000 and the three month results of Cybex for the post merger period July 1, 2000 through September 29, 2000. Avocent's condensed consolidated balance sheet as of December 31, 1999 includes only Apex's consolidated financial position. Avocent's condensed consolidated balance sheet as of September 29, 2000 includes the consolidated financial position of both subsidiaries, Apex and Cybex.

    The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for both Apex and Cybex for periods prior to the merger. For Apex, the audited statements and the related notes contained in its Annual Report on Form 10-K for its year ended December 31, 1999 are on file with the Securities and Exchange Commission. For Cybex, the audited statements and the related notes contained in its Annual Report on Form 10-K for its fiscal year ended March 31, 2000 are on file with the Securities and Exchange Commission.

    We report our annual results based on years ending December 31. We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.

    Our financial statements are consolidated and include the accounts of Avocent and its wholly owned subsidiaries. Significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Inventories

    Inventories consisted of the following at:

	Sept. 29, 2000	Dec. 31, 1999
Raw materials	$13,936	$1,126
Work-in-process	3,112	2,633
Finished goods	15,433	7,724

	$32,481	$11,483

Note 3. Stockholders' equity

    Change in capitalization—Avocent is incorporated in Delaware, which requires companies to record par value and additional paid-in capital for its Common Stock. Prior to the merger, the Common Stock of Apex, incorporated in Washington, had no stated par value.

    Deferred compensation—The Company recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger. The deferred compensation is being amortized over the vesting period of the options for which it was recorded.

    Stock option exercises—Options to purchase 720 thousand shares of the Company's Common Stock were exercised during the quarter ended September 29, 2000.

Note 4. Accumulated other comprehensive loss

    We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders' equity. For the three months ended September 29, 2000, total other comprehensive loss amounted to ($1,829). As of September 29, 2000, total other comprehensive loss was ($1,941).

Note 5. Earnings per share

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29, 2000	Oct. 1, 1999	Sept. 29, 2000	Oct. 1, 1999
Net income (loss)	$(124,355)	$5,129	$(110,814)	$14,170

Weighted average shares used in computing basic earnings per share	42,999	22,589	29,717	22,422
Dilutive effect of employee stock options after application of the treasury method	—	1,286	—	1,028

Weighted average shares used in computing diluted earnings per share	42,999	23,875	29,717	23,450

Note 6. Merger

    Purchase price

    On July 1, 2000, Apex and Cybex merged to form Avocent. According to the terms of the merger, each share of Apex Common Stock was converted into 1.0905 shares of Avocent Common Stock, and each share of Cybex Common Stock was converted into one share of Avocent Common Stock. For accounting purposes, the merger was treated as a purchase of Cybex by Apex, for a total purchase price of $783,009. The acquisition was recorded using the purchase method of accounting, and the purchase price was allocated based upon the estimated fair values of the assets acquired.

    A summary of the purchase consideration is as follows:

Common Stock	$723,788
Outstanding options	30,518
Assumed liabilities and acquisition costs	28,703

Total purchase consideration	$783,009

    Allocation of purchase price

    The acquisition of Cybex by Apex was recorded under the purchase method of accounting. The total purchase price of $783,009 was allocated to the fair value of the assets acquired as follows:

	Amortization Life
Tangible assets	$110,635	—
Patents and trademarks	12,018	5 years
In-process research and development	94,000	—
Developed technology	59,490	5 years
Assembled workforce	1,600	3 years
Reseller network	17,000	3 years
Deferred tax liability on intangible assets acquired	(33,930)	Various
Goodwill	522,196	5 years

Total	$783,009

    In-process Research and Development Expense and other Merger Related Expenses

    Merger related expenses of $104 million in the third quarter of 2000 include the one time write-off of $94 million of in-process research and development expense and an additional $10 million of one-time charges comprised mainly of fees to professional advisors.

    Pro Forma Financial Information

    The following unaudited pro forma summary combines the results of operations of Apex and Cybex as if the acquisition had occurred at January 1, 1999. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective years, or of results which may occur in the future.

	Nine months ended
	Sept. 29, 2000	Oct. 1, 1999
Net sales	$213,522	$147,492
Income, before purchase adjustments and merger expenses	$42,303	$27,479
Purchase adjustments and merger expenses	$103,000	$211,000
Net (loss)	$(60,697)	$(183,521)
(Loss) per share	$(1.41)	$(4.43)

    In-Process Research and Development

    The fair value of the in-process research and development purchased from Cybex was determined using the income approach excess earnings method based on the future cash flows that were projected to be generated by the products under development over their economic lives.

    Cybex's in-process research and development activities consisted of hardware and software product concept formulation, engineering prototyping, software code programming and testing procedure design and development. The important elements of these Cybex in-process projects at the time of acquisition include product concepts and designs, software code, test specifications and processes and pre-prototype models. The fair value of the Cybex in-process products was determined on a product-line basis. Material cash inflows from significant projects are projected to commence in 2001.

    Cybex had several switch, extension and remote access projects in process at the time of the merger. The primary focus of the Cybex in-process projects involved developments that are expected to have reduced cost and increased functionality. At the time of the merger, the individual projects were in various stages of completion, and are projected to be introduced this year and next year.

    The research and development projects underway generally involved integrating the capabilities of the Cybex acquisitions of PixelVision Technology, Inc. (integrated, high-information-content, digital display technology) and Fox Network Systems Corporation (remote access technology for the control and operation of personal computers and network servers from remote locations over telecommunications networks). Using these patented and unpatented intellectual property technologies with Cybex's own patented and unpatented KVM technology, the major research and development projects in development at the time of the merger included video enhancements, remote access improvements and server management parameter increases.

    The work to be performed in these projects varies, but at the time of the merger, the projects would be described as forty to seventy percent complete. The risks to successful commercialization are substantial. For instance, the engineering work to compress and alternate video between digital and analog signals involves significant risk of failure. In addition, there are the risks that the technology may not perform as anticipated, that the projects (or the technology) may infringe on the intellectual property rights of third parties, and that the projects may not result in commercially marketable or profitable products.

    Significant Assumptions

    The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical channels and customers. Pricing and margins will differ from historical levels due to anticipated competitive pressure, and are projected to be lower overall on higher unit volume. All technology projections were developed within the context of an overall revenue growth rate for Cybex of 25% to 30% annually, based on historical results and industry prospects.

    Core Technology:

    The Cybex core technology at the time of the merger was embodied in products in various stages of the product life cycle. These products have estimated remaining lives ranging from one to six years. The aggregate revenue growth rate for these products ranges from a 3% increase to a 50% decrease during the six-year period. Operating margins are projected to remain relatively constant for these products over their remaining lives. The discount rate for the core technologies has been estimated at 15%.

    In-Process Research and Technology:

    Revenue growth related to the in-process technology is embodied in products to be launched in fiscal years 2001 and 2002. These products have estimated economic lives ranging from five to seven years. The product life cycle is characterized by an approximate 2 year ramp up period, followed by a 2 to 3 year plateau exhibiting a growth rate of 25% to 50%, followed by a 2 to 3 year decline period. Operating margins are projected to remain relatively constant for these products over their remaining lives, with aggregate margins declining in later years due to shifts in product mix. The discount rate for the in-process research and development has been estimated at 25%.

    Development Costs:

    We estimate that approximately $2.7 million will be needed in additional development costs relating to the in-process research and development which will be completed within the year 2000.

Note 7. Segment Reporting

    Our reportable segments are based on our method of internal reporting which is disaggregated operationally. The three reportable segments, Redmond, Washington, Huntsville, Alabama and Shannon, Ireland, are evaluated based on gross profit; therefore, selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for taxes, are reported on an entity-wide basis only. The Huntsville and Shannon locations were previously Cybex entities; therefore, the segment reporting presented below includes financial data for the period July 1, 2000 through September 29, 2000 for these locations.

    The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Apex's and Cybex's Annual Reports to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for the three and nine months ended October 1, 1999, and September 29, 2000, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29, 2000	Oct. 1, 1999	Sept. 29, 2000	Oct. 1, 1999
Net sales:
Redmond	$35,519	$24,898	$100,210	$72,159
Huntsville	30,281	—	30,281	—
Shannon	12,944	—	12,944	—
Less intersegment	(1,590)	—	(1,590)	—

	$77,154	$24,898	$141,845	$72,159

Gross profit:
Redmond	$16,617	$11,858	$47,069	$34,037
Huntsville	15,849	—	15,849	—
Shannon	6,216	—	6,216	—
Less intersegment	(9)	—	(9)	—

	$38,673	$11,858	$69,125	$34,037

    The operational distribution of the Company's identifiable assets as of September 29, 2000 and December 31, 1999 is as follows:

	Sept. 29, 2000	Dec. 31, 1999
Assets:
Redmond	$724,566	$104,314
Huntsville	99,636	—
Shannon	25,210	—

Total identifiable assets	849,412	104,614
Eliminations	(16,854)	—

Total assets	$832,558	$104,314

Note 8. Stock Plans

    The Company will hold a Special Meeting of stockholders on December 6, 2000 for the purpose of approving the Avocent 2000 Stock Option Plan and the Avocent 2000 Employee Stock Purchase Plan, which were approved by the Board of Directors on September 18, 2000. The Company will reserve 6 million shares of Common Stock for issuance under the 2000 Stock Option Plan and 1.5 million shares of Common Stock for issuance under the 2000 Employee Stock Purchase Plan. Complete details of the meeting and the plans are available in the Company's Proxy Statement on file with the Securities and Exchange Commission.

    On September 18, 2000, the Board of Directors also approved the Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan for issuing options to employees. The Company reserved 450 thousand shares of Common Stock for issuance under the Transition Plan. Furthermore, under the Transition Plan all non-executive employees of Avocent will receive 200 or 400 options, depending on length of service, to purchase Common Stock of Avocent. This plan did not require approval of the stockholders.

Note 9. Subsequent Event

    On November 6, 2000, the Company entered into a definitive agreement to acquire Equinox Systems Inc., for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes software and hardware products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value added resellers and OEMs. The acquisition is valued at approximately $57 million and is subject to the approval of Equinox stockholders and regulatory agencies. The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets purchased. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased research and development will be expensed upon the closing of the transaction. The allocation of the purchase price has not been determined as of the filing date of this report. The transaction is expected to close in the first quarter of 2001.

Note 10. Financial Accounting Developments

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB No. 133, which deferred the effective date provisions of SFAS No. 133 for the Company until the first quarter of 2001. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The Company is evaluating the effect of this new standard but does not believe it will be material to the Company.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." This pronouncement summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes that its existing accounting policies are in accordance with the guidance provided in the SAB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    THE INFORMATION IN THIS ITEM 2—"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, CAPITAL NEEDS, MERGER ACCOUNTING ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE "RISK FACTORS" SECTION OF OUR REGISTRATION STATEMENT ON FORM S-4, AS AMENDED, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 2000.

Merger

    In March 2000, Apex and Cybex entered into a definitive agreement, under which they agreed to combine the two companies in a merger, resulting in a new company, Avocent Corporation, formerly known as Aegean Sea Inc. On March 31, 2000, Avocent filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. Apex and Cybex received final approval of the merger by the stockholders of the respective companies on June 30, 2000. The merger was effective as of July 1, 2000. Other than its formation, prior to the effective date of the merger, Avocent had not conducted any activities. Avocent will operate on a calendar year basis with December 31 as its year-end.

    The merger has been accounted for as a purchase in accordance with APB 16 with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values at the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94 million of the purchase price was expensed as in-process research and development. The purchase price allocation is as follows: $111 million of tangible assets, $90 million of identifiable intangible assets, $34 million of deferred tax liability on intangible assets acquired, $522 million of goodwill, $94 million of in-process research and development and $29 million of assumed liabilities. The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill.

Overview

    We design, manufacture and sell stand-alone switching systems, extension and remote access products for the client/server computing market. Network administrators in client/server environments have increasingly complex and growing server populations, and our switching systems, extension, and remote access products help network administrators manage multiple servers from a single keyboard, video monitor, and mouse configuration (a "console"), from extended distances or from remote locations. Specifically, our products reduce personnel, space, energy, depreciation, and maintenance costs that organizations face when adopting or expanding client/server architecture.

    We provide comprehensive "plug and play" switching systems for many network administration, management, and storage problems faced by customers using client/server architecture. Our switching solutions include products sold under the Apex and Cybex brands including the XP 4000™ Series, AutoView™ products, and SwitchView® under the Cybex brand and OutLook®, ViewPoint®, and Emerge™ under the Apex brand. Our switching products help network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.

    Our revenues are spread among sales to a limited number of original equipment manufacturers who purchase our switching systems on a private-label basis ("OEMs" and "OEM customers"), sales through our reseller and distributor network, and sales to a limited amount of direct customers. For the three months ended September 29, 2000, sales to our OEM customers, our reseller and distributor network and our direct sales were approximately 37%, 57% and 6%, respectively, of our net sales.

    We are increasing the mix of sales of branded switching products to other manufacturers of servers and related networking products, who integrate and sell Apex-brand and Cybex-brand switches with their own products. We do not have contracts with many of these customers. In general these customers are obligated to purchase products from us only pursuant to binding purchase orders.

    With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This factor is currently affecting our business with certain OEMs and other server manufacturers, and we believe that it will make our sales more difficult to predict and inventory levels more difficult to manage.

    We are currently experiencing increased price competition in both the market for stand-alone switching systems and the market for integrated server cabinet systems, and we expect that pricing pressures will increase in the future.

    On March 8, 1999, we entered into a five-year lease for our Redmond location for approximately 117,000 square feet in an industrial office building in Redmond, Washington. The initial base rent under the lease is approximately $90,000 per month, plus taxes, insurance and maintenance. Portions of the rent are allocated to cost of sales and to general and administrative expense. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need, and we have subleased the excess space through December 31, 2000, at which point the space will be returned to us for our use or for a new sublease.

    We currently occupy 111,000 square feet of our 126,000 square foot facility in Huntsville, Alabama. This facility was paid for primarily through cash from operations and is being depreciated over its useful life of 39 years, portions of which are allocated to cost of sales, selling, general and administrative and research and development expenses. We intend to build out the approximately 15,000 square feet of unoccupied space in the Huntsville facility for use by our sales, administrative and engineering groups. The construction is expected to cost in excess of $500,000 and should be completed by the end of the first quarter of 2001.

    We currently lease over 44,000 square feet of space for our Shannon, Ireland facility. We intend to increase the amount of leased space in the near term for our Shannon facility to meet the growth demands of all our departments in Ireland.

    Our executive officers have vested in significant amounts of options to purchase shares of our Common Stock and continue to vest in additional shares on a regular (sometimes monthly) basis. These officers have informed us that they have sold and may sell additional shares of our Common Stock on a regular basis to provide liquidity and diversify their portfolios.

Results of Operations

    The following table sets forth selected unaudited condensed consolidated income statement data expressed as a percentage of net sales:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29, 2000	Oct. 1, 1999	Sept. 29, 2000	Oct. 1, 1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.9	52.4	51.3	52.8

Gross margin	50.1	47.6	48.7	47.2

Research and development	6.2	5.2	5.6	6.5
In-process research and development expense and other merger related expenses	134.9	—	73.4	—
Selling, general and administrative	73.9	14.1	46.4	13.9

Total operating expenses	214.0	19.3	125.4	20.4

Income (loss) from operations	(164.9)	28.3	(76.6)	26.8
Interest income	2.1	3.1	2.5	3.1

Income (loss) before income taxes	(162.8)	31.4	(74.1)	29.9
Provision for (benefit from) income taxes	(1.6)	10.8	4.0	10.3

Net income (loss)	(161.2)%	20.6%	(78.1)%	19.6%

    Net sales.  Our net sales consist of sales of stand-alone switching systems, extension, and remote-access products and integrated cabinet solutions. Our net sales increased overall 210% to $77.2 million for the third quarter of 2000 from $24.9 million for the third quarter of 1999, due to the impact of the merger of Apex and Cybex on July 1, 2000. Sales across our operational segments for the quarter were $35.5 million in Redmond, $29.7 million in Huntsville, and $12.0 million in Shannon. The allocation of sales across these segments is expected to fluctuate as we shift sales from our Redmond facility to our Shannon facility to take advantage of our 10% corporate tax rate in Shannon. 2000 year-to-date net sales increased 97% to $141.8 million from $72.2 million year-to-date in 1999 primarily due to the impact of the merger of Apex and Cybex on July 1, 2000. Sales across our operational segments for the year were $100.2 million in Redmond, $29.6 million in Huntsville, and $12.0 million in Shannon.

    Gross margin.  Gross margin is affected by a variety of factors, including: the ratio of sales among our distribtution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and directs sales; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Additionally, the impact of the merger had a direct impact on gross margin. Cybex's gross margins as a percentage have historically been higher than Apex's primarily due to the composition of the Cybex customer base. Historically, Cybex sales were largely sales to resellers which typically have higher gross margins than sales to OEMs. Slightly offsetting the benefit of the Cybex customer composition were charges totaling approximately $600 thousand in deferred compensation amortization related to stock options since July 1, 2000 for manufacturing employees recognized as a result of the merger.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $4.8 million, or 6.2% of net sales, in the third quarter of 2000 compared to $1.3 million, or 5.2% of net sales, for the third quarter of 1999. The large increase in the amount spent on research and development can be attributed to the impact of the merger effective July 1, 2000. The additional costs of the Cybex research and development team includes roughly $1 million in deferred compensation amortization for certain engineering employees recognized as a result of the merger. 2000 year-to-date research and development expenses increased to $7.9 million from $4.6 million year-to-date in 1999, due to the same reasons noted above for the third quarter. As a percentage of net sales, year-to-date research and development expenses decreased to 5.6% from 6.5%. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

    In-process research and development expense and other merger related expenses.  Merger related expenses of $104 million in the third quarter of 2000 includes the one time write-off of $94 million of in-process research and development expense and an additional $10 million of one-time charges comprised mainly of fees to professional advisors.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses, excluding merger related expenses of $43.5 million, were $13.5 million, or 17.5% of net sales, for the third quarter of 2000 compared to $3.5 million, or 14.1% of net sales, for the third quarter of 1999. The merger related expense of $43.5 includes almost $31 million in intangible asset amortization and $12.5 of deferred compensation expense related to stock options. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to growth in our business and to the addition of Cybex expenses as a result of the merger between Apex and Cybex on July 1, 2000. 2000 year-to-date selling, general and administrative expenses, excluding merger related expenses, increased to $22.3 million, or 15.6%, from $10.0 million, or 13.9%, year-to-date in 1999, due to the same reasons noted above for the third quarter. We expect selling, general, and administrative expenditures to increase in absolute dollars and possibly as a percentage of net sales.

Liquidity and Capital Resources

    As of September 29, 2000, our principal sources of liquidity consisted of approximately $125.6 million in cash, cash equivalents and investments, an increase of $64.6 million from $61.0 million at December 31, 1999. In addition, we have a bank line of credit for borrowings of $2.0 million at LIBOR + 2.25% with a maturity date of September 2001. There were no amounts outstanding under this credit facility at September 29, 2000.

    Our operating activities used cash of approximately $497 thousand in the first nine months of 2000, compared to provided cash of $5.7 million in the first nine months of 1999. The change in cash flow from operations in 2000, when compared with the first nine months of 1999 resulted primarily from decreased net income as a result of merger related expenses and changes in accounts receivable and inventory.

    Inventory levels increased in the third quarter of 2000 due to the purchase of long-lead components and the gathering of key components for the DS1800. The timing of certain inventory staged to ship in early October also had an impact on inventory levels. The increase in receivables from December 31, 1999 is a result of the timing of sales and of our collections.

    Upon the expected closing of the Equinox transaction in the first quarter of 2001, we will need approximately $57 million to acquire the Equinox shares. As part of that transaction, we expect to receive approximately $20 million in cash and investments currently held by Equinox.

    We believe that existing cash balances, investments, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2001.

Year 2000

    We experienced no material impact from the anticipated Year 2000 problems. Our products performed without fault with respect to the Year 2000 problem, and we experienced no issues with our internal computing and information technology systems. We are also not aware of any Year 2000 problems experienced by our customers, suppliers, vendors or service providers that may have a material effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

    The market risk inherent in our financial instruments represents the potential loss arising from adverse changes in interest rates. We are exposed to market risk in the area of interest rate changes impacting the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and maintain liquidity, while maximizing the return on the portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our marketable securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk, as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10% change in interest rates, which is not material as of September 29, 2000. We generally hold investments until maturity and carry the securities at amortized cost, which approximates fair market value. We also hold investments that are considered available-for-sale, which we mark to market and record unrealized gains and losses as accumulated other comprehensive income (loss), which is included in a separate component of stockholders' equity.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    See description of legal proceedings in our Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on March 31, 2000.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
10.1	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and R. Byron Driver
10.2	Amended and Restated Employment and Noncompetition Agreement among Apex Inc., Avocent, and Barry L. Harmon
10.3	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and Gary R. Johnson
10.4	Amended and Restated Employment and Noncompetition Agreement among Avocent International Ltd., Avocent, and Kieran MacSweeney
10.5	Amended and Restated Employment and Noncompetition Agreement among Cybex Computer Products Corporation, Avocent, and Victor Odryna
10.6	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and Douglas E. Pritchett
10.7	Amended and Restated Employment and Noncompetition Agreement among Apex Inc., Avocent, and Samuel F. Saracino
10.8	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and Christopher L. Thomas
10.9	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and Stephen F. Thornton
10.10	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Co., Avocent, and Doyle C. Weeks
10.11	Form of Avocent Corporation Indemnification Agreement for Officers and Directors
10.12	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan
27.1	Financial Data Schedule
(b)	Reports on Form 8-K

    On July 10, 2000 we filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Apex and Cybex, which became effective on July 1, 2000. We amended the report on September 13, 2000 which included the following unaudited pro forma financial information: condensed combined statement of operations for the year ended December 31, 1999; condensed combined statement of operations for the six months ended June 30, 2000; and the condensed combined balance sheet as of June 30, 2000. Apex and Cybex are now wholly-owned subsidiaries of Avocent.

    ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION (Registrant)
Date: November 13, 2000	/s/ DOUGLAS E. PRITCHETT Douglas E. Pritchett Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

AVOCENT CORPORATION FORM 10-Q SEPTEMBER 29, 2000 INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
AVOCENT CORPORATION CONDENSED CONSOLIDATED INCOME STATEMENTS (In thousands, except per share data)
AVOCENT CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
AVOCENT CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
AVOCENT CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands)
  Note 1. Basis of Presentation
  Note 2. Inventories
  Note 3. Stockholders' equity
  Note 4. Accumulated other comprehensive loss
  Note 5. Earnings per share
  Note 6. Merger
  Note 7. Segment Reporting
  Note 8. Stock Plans
  Note 9. Subsequent Event
  Note 10. Financial Accounting Developments
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Merger
  Overview
  Results of Operations
  Liquidity and Capital Resources
  Year 2000
  Item 3. Quantitative and Qualitative Disclosures About Market Risks.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES