Form 10-K405
period 2000-12-31
AVOCENT CORP
filed 2001-03-27
CIK 1109808

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO .

Commission file number: 000-30575

AVOCENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	91-2032368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4991 Corporate Drive Huntsville, Alabama (Address of Principal Executive Offices)	35805 (Zip Code)

256-430-4000
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

    The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 15, 2001 was approximately $933,634,758.

    The number of shares outstanding of the registrant's common stock as of March 15, 2001 was 44,077,123.

DOCUMENTS INCORPORATED BY REFERENCE

    Information with respect to Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART I

Item 1. Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO AVOCENT'S STRATEGY, BUSINESS PROSPECTS, AND FUTURE OPERATING RESULTS, PROSPECTS FOR INCREASING OEM, BRANDED, AND CHANNEL SALES, BACKLOG, COMPETITION, NEW PRODUCT INTRODUCTIONS, DEVELOPMENT OF ADDITIONAL SUPPLIER RELATIONSHIPS, DEVELOPMENT OF DISTRIBUTOR AND RESELLER CHANNELS, PRODUCT RETURNS AND WARRANTY CLAIMS, ABILITY TO OBTAIN AND PROTECT PROPRIETARY RIGHTS, CUSTOMER SERVICE, DEVELOPMENT OF INTERNATIONAL SALES, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENSES, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE THESE FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS."

READERS SHOULD NOT PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S VIEW ONLY AS OF THE DATE OF THIS ANNUAL REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT SUBSEQUENT EVENTS OR CIRCUMSTANCES. READERS SHOULD ALSO CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.

Overview

    Avocent began operations in July 2000, by the combination of the businesses of Apex Inc. and Cybex Computer Products Corporation. As a result of this merger transaction, both Apex and Cybex are now wholly-owned subsidiaries of Avocent.

    We (meaning Avocent and its wholly-owned subsidiaries, Apex, Cybex, Avocent International Ltd., and Equinox Systems Inc.) design, manufacture, and sell console switching systems, digital connectivity solutions, serial connectivity devices, extension and remote access products, and display products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions and our extension and remote access products help network administrators manage multiple servers from a single local or remote console consisting of a keyboard, video monitor, and mouse. Our switching solutions provide multiple users, each with a separate keyboard, video monitor, and mouse, with the capability to control thousands of computers, thus eliminating the need for individual keyboards, video monitors, and mice for the controlled computers. Elimination of these peripheral devices can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

    We provide comprehensive plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our Avocent, Apex, and Cybex branded switching products, including our AutoView™, DS1800™, OutLook®, ViewPoint®, and XP®4000 Series products, help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. In addition, our switching systems are able to work with heterogeneous server populations. Our switching solutions allow users to control IBM-compatible and Macintosh PCs, and many Sun, Hewlett-Packard, IBM, Compaq, and Silicon Graphics workstations functioning either as stand-alone systems or as file, communications, or print servers operating within a local area network. These products are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

    Our family of extension products allows users to separate the keyboard, video monitor, and mouse up to 500 feet from the computer. In addition, certain of our extension products allow multiple users to share access to the same computer from different consoles. Our extension products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer or the operator. Our remote access products allows users to control servers from remote locations using a standard modem, Internet, or network connection without the necessity of remote access hardware or software on the computers or servers being accessed. When used in conjunction with our switching products, our remote access products permits users to control multiple attached computers remotely.

    We also offer visual display products for high information-content digital display solutions. Our SMARTGLAS™ technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a tiled display solution.

    We market and sell our products to a diversified group of original equipment manufacturers, or OEMs, dealers, distributors, resellers, and end users, primarily through our inside and outside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. A substantial portion of our sales are concentrated among a limited number of server OEMs that purchase our switching systems on a private-label and branded basis. We supply stand-alone switching systems to Compaq Computer Corporation and others under private-label and branded arrangements for integration into their product offerings. Sales to Compaq represented approximately 32% of our net sales for 2000, 50% of our net sales for 1999, and 43% of our net sales for 1998. We also sell our branded switching products to various manufacturers of servers and related networking products, such as Dell, EMC, Gateway, Hewlett-Packard, IBM, SCI, Siemens, Solectron, and Unisys. These customers integrate and sell our Apex and Cybex branded switches with their own products. Our end-user branded sales customers for 2000 included AIG, Amazon.com, Bank of America, Citicorp, Disney, DoubleClick, El Paso Energy, EMC, Exodus, Exxon, General Motors, Intel, Merrill Lynch, Microsoft, Nokia, Novell, Prudential, and Wal-Mart.

    Apex, Avocent, AutoView, Cybex, DS1800, Equinox, OutLook, ViewPoint, and XP4000 are trademarks or registered trademarks owned by us. This annual report also includes trademarks of other companies.

Industry Background

    Information technology is becoming more critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations. Many corporations are decentralizing computing power while sharing technology resources and providing broad access to enterprise data. This has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected computers. The typical client/server installation consists of a local area network, or LAN, with multiple centralized computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, may include a wide-area network, or WAN.

    In addition, Internet service providers, or ISPs, application service providers, or ASPs, data centers, and server farms have experienced dramatic growth as a result of increased individual and business demand for use of and access to the Internet. This demand for Internet access has created additional demand for large scale computer networks.

    Corporate LANs, WANs, ISPs, ASPs, server farms, and data centers create all face significant network administration and space problems. Facilities managers and network administrators, who may supervise thousands of servers, must identify and access relevant servers, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures. These servers are generally designed to operate as stand-alone systems, each with its own console, and thus, facilities managers and network administrators must deal with a large number of consoles, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

    As information technology resources become more critical to organizations, constant availability is more important as well. The time that a corporation, ISP, ASP, data center, server farm, or network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because diagnosis and correction of abnormal network behavior often requires the support personnel to physically access each affected server through its own console, quick and efficient fault management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem is often hampered by the inability to access the software tools that reside on the network and that are normally used to manage network failures.

    In addition to these administration and management problems, as organizations and their computing needs increase, the number of servers, consoles, and other peripherals grows. Without efficient storage and configuration, network hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware. The space management solutions available to facilities managers and network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access. Organizations with distributed, heterogeneous client/server networks have often been left with no customized solution.

Products

    We provide a variety of comprehensive solutions to many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing network installations:

  •
  Our DS1800™, which began shipping in November, 2000, is a digital console connection that allows facilities managers and network administrators access to an unlimited number of servers, all utilizing existing networking infrastructure. The DS1800 is designed as a network appliance and works across any IP network. The DS1800 digitizes all keyboard, video, and mouse information and transports the information in packets over traditional networking connections. This technology allows access to servers from anywhere, expanding the reach of information technology managers within the data center, from different sites, and from home.

  •
  Our high-end XP®4000 Series, which includes the XP®4040, the XP®4080, and the XP®4400, provides multiple users, each utilizing one console, with the capability to configure, monitor, and control thousands of interconnected computers and network servers located up to 500 feet from the control unit. The XP4000 Series can also be used to control terminals, routers, hubs, and other equipment. The XP4000 Series is hot-pluggable and thus can be reconfigured while in operation without disruption of the operation of the switch or the attached computers or servers.

  •
  Our ViewPoint® matrix switches are designed for medium-to-large scale, multi-console server environments, such as in data centers and server farms. ViewPoint  switches allow dozens of individual users to independently access, view, manage and directly control server activities on up to thousands of servers in our out-of-band and non-intrusive manner that doesn't impact server or network performance. ViewPoint's technology allows access to servers up to 850 feet away, supports remote diagnostics via a serial port, and includes our user-definable A.G.E.N.T.™ advanced security system.

  •
  Our AutoView™ 200 four and eight port matrix switches are designed to allow two users access to up to 64 servers. When combined with our LongView® product receiver, the second user can be located up to 500 feet from the AutoView 200. Additionally, the AutoView 400™ eight, 16, and 24 port matrix KVM switches allow two users to access 64 servers and support Sun, USB, and PC based servers. Our AutoView™ Commander™ product adds computer selection through an optional on-screen menu system and adds hot-pluggable operations to the AutoBoot™ technology, which allows support personnel to automatically boot all connected servers after a power failure or other problem without operator intervention.

  •
  Our OutLook® switches are designed for small-to-medium network configurations and provide for unsurpassed ease-of-use, reliability, and server density. Our OutLook  switches allow one, two, or four users to access heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare, and O/S 2, and allow information technology professionals to organize, access, maintain, and control banks of servers from a single console or multiple consoles. Multiple OutLook switches can be integrated to provide centralized control of up to 256 servers. OutLook switches offer reliability and extensive functionality, including programmable naming, scanning, security, and system broadcast features. With our patented OSCAR® interface, OutLook switches allow users to select and manage servers using an intuitive, information-rich menu.

  •
  Our SwitchView® two and four port switches are designed to switch KVM signals among up to 4 computers. Our SwitchView product is our first product designed for mass marketing. Our SwitchView OSD product is an eight port switch designed for small and medium-sized businesses with an on-screen display.

  •
  Our extension products provide greater systems design flexibility by allowing customers to locate keyboards, video monitors, and mice up to 500 feet away from a computer or server. Our LongView® product allows control of servers from distances of up to 500 feet using a single Category 5 UTP cable. The LongView product features AutoTuning (patent pending), which automatically configures systems without requiring user intervention. Our LongView® Companion® product allows for a second workstation to be located near a computer or server for convenient system maintenance. These products are particularly useful in providing access to computers or servers in harsh environments such as manufacturing plants where it is not desirable to locate them on the plant floor.

  •
  Our Emerge™ and Key-View™ II remote access products allow users to control servers from remote locations using a standard modem, Internet, or network LAN or WAN connections, without the necessity of remote access hardware or software on the computers or servers being accessed. These products allow a facilities manager or network administrator to diagnose, reconfigure, and reboot servers from any location, and avoid inconvenient travel at inconvenient times. These products offer the freedom and flexibility to access, switch, monitor, and control servers from any location—with no intrusion or performance impact on the servers or corporate network. When used in conjunction with our switching products, our remote access line of KVM extension products permits users to control attached computers remotely.

  •
  Our SMARTGLAS® technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on a single or multiple flat panel display, forming a tiled display solution. Our products include an 18-inch desktop flat panel display and our SMARTGLAS  multi-tile solution that increases the amount of viewable information, the flexibility and format of the information on the desktop and the consequent value of the information to the user.

  •
  Our Equinox branded products add high-performance serial communications ports to servers so that they can be used for server based applications such as Internet access, commercial point-of-sale, and industrial automation.

    The products described above are all part of our connectivity solutions, and we have no other class of products that accounts for 10% or more of our net sales.

Sales and Marketing

    We market and sell our products through our own sales force and various distribution channels, including OEM and a variety of distributor and reseller arrangements. We market our products primarily through advertisements in trade publications, participation in major industry trade shows, promotions with distributors and resellers, direct mail advertising, telemarketing, publicity programs, and our website. We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users. Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers. As of December 31, 2000, we employed 195 people in sales, marketing, and customer support.

    We currently sell various switching products to Compaq and other server manufacturers pursuant to private-label and branded arrangements. These OEM customers integrate and sell our switches with their own networking products, including network servers. We devote significant sales and customer service resources to our OEM accounts. We also sell our branded switching products to various other manufacturers of servers and related networking products, such as Dell, EMC, Gateway, Hewlett- Packard, IBM, SCI, Siemens, Solectron, and Unisys. These customers integrate and sell our branded switches with their own products. We are continuing to leverage our significant experience in working with our OEM and other server manufacturer customers to enter into new relationships with other manufacturers of servers in the United States and Europe. We believe that the architecture, quality, and reliability of our products, together with our commitment to customer service, are attractive to server manufacturers.

    We have relationships with a variety of distributors and resellers (including Tech Data and Ingram Micro), value added resellers, or VARs, and systems integrators, for the distribution and sale of Avocent, Apex, and Cybex branded switching, extension, and remote access products in the United States, Europe, Asia, and elsewhere. We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products. We will continue devoting additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

    We provide discounts, other special pricing arrangements, and certain return privileges to our OEMs and our distributors and resellers. Because of these discounts and other arrangements, we expect our gross margins on sales to our OEMs and through our distributors and resellers to be lower than gross margins on our direct sales. Our agreements with our distributors and resellers generally are nonexclusive and may be terminated on short notice by either party without cause. Our distributors and resellers are not within our control, are not obligated to purchase products from us, and frequently offer products of several different manufacturers, including products that compete with ours.

    Our international sales accounted for approximately 38% of our net sales in 2000, 36% of our net sales in 1999, and 32% of our net sales in 1998, and are made primarily through OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries. We are expanding our international sales within Europe, Asia, and the Pacific Rim through the utilization of our facilities in Shannon, Ireland, Steinhagen, Germany, and Singapore.

Customers

    To date, a substantial portion of our net sales have been generated from sales of switches to OEMs for integration into their product offerings. Sales to our OEM customers represented 46% of our net sales for 2000, 72% of our net sales for 1999, and 67% of our net sales for 1998. While we have contracts with certain of our existing OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. The loss or material decline in orders from certain of our current OEM customers could have a material adverse effect on our business, financial condition, results of operations, or cash flow.

    In addition to our OEM customers, our principal customers include a diversified group of dealers and major distributors (45% of our net sales in 2000, 19% of our net sales in 1999, and 16% of our net sales in 1998) and direct purchasers (9% of net sales in 2000, 9% of our net sales in 1999, and 17% of our net sales in 1998). We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. Sales to Compaq represented approximately 32% of our net sales in 2000, 50% of our net sales in 1999, and 43% of our net sales in 1998. No other customer accounted for more than 10% of our net sales in 2000.

Seasonality

    Our operating results are affected by seasonal trends and by general conditions in the server market. We have experienced, and expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.

Customer Service

    We emphasize customer service by developing innovative, high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our products. We respond quickly to our customers' requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop custom solutions. We offer warranties for parts and service on all of our products, ranging from one to three years. We also offer a 30-day money-back guarantee for all of our products. To date, we have not experienced significant product returns. We may, as a result of competitive pressures, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer. If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Product Development

    We believe that the continued, timely development of new products and enhancements to our existing products is essential to building our competitive position. The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market's pricing structure could render our existing products and products we have under development obsolete or unmarketable. Our products combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of our existing products and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis. By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance. Our failure to respond timely to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operation, or cash flow.

    Due to our significant reliance on OEM relationships, some of our product development efforts are focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be readily marketable to other customers.

    Our engineering and product development efforts focus on anticipating the needs of our customers by providing innovative, practical, and marketable products that have immediate applications in their markets. By maintaining contact with customers throughout the installation and technical support process, we are able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products. We expect this process will enable us to develop new product categories and applications based on existing technology developed to meet specific customer needs. Many of our products are designed to accommodate future modifications and additional features, which we believe facilitates the development and integration of future modifications and features if we see a market need.

    Our engineering and product development expenses were approximately $12.9 million for 2000 (excluding $94 million in expensed in-process research and development costs related to the Apex and Cybex combination), $6.5 million for 1999, and $3.2 million for 1998. As of December 31, 2000, we employed 107 people in our engineering department. In addition, we use independent contractors from time to time. As of December 31, 2000, we were working with fewer than 10 independent contractors on various development projects.

    To meet the challenges of the rapidly changing technology in the computer industry, we expect to make substantial investments in product development in the future. There can be no assurance that these new or enhanced versions or any other of our product development efforts will lead to commercially viable products, will be completed on a timely basis, or will include the features required to achieve market acceptance.

Manufacturing

    We do not manufacture any of our products in their entirety. Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing of our products. In the future, we may outsource some or all of these functions. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that subcontractors can typically perform these functions at a lower cost than we can. Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service. We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability. As of December 31, 2000, we employed 200 people in our manufacturing department.

    We rely on several third party manufacturers, including Likom Computer Products, Stephenson Diversified Industries, Technical Services, Inc., and ETMA, for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations. We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

    We generally purchase industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures, and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. Circuit boards are currently obtained from a number of sources, including Likom Computer Products, Stephenson Diversified Industries, Technical Services, Inc., and ETMA. We believe that there are adequate alternative sources for our product components. Any termination of, or significant disruption in, our relationship with the suppliers of our product components may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

    In the past, we have experienced delays in the receipt of certain components, which have resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources and maintaining relationships and close personal contact with each of our suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future, and the inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations, or cash flow. Some of the components for our products are available from a single supplier or a limited number of suppliers. We attempt to maintain quality relationships and close contact with each of our suppliers.

Competition

    The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with third parties such as Raritan, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable

Mfg. Group, Belkin, Lightwave Communications, and StarTech Computer Accessories, some of which may have substantially greater financial, marketing, and technical resources than we have. In addition, some of our OEM customers offer technologies and products that are competitive with our products, and they manufacture their own switching products and offer those supplied by our competitors.

    In the market for our products, we compete primarily on the basis of technological advances, performance in relation to price, product features, quality, reliability, development capabilities, product availability, and customer service and support. Our future success will be highly dependent upon timely completion, introduction, and distribution of new products and product features at competitive price and performance levels that address the evolving needs of our customers. We are currently experiencing increased price competition and expect that pricing pressures will continue to increase in the future.

Proprietary Technology

    Our future success is dependent in part upon our ability to protect our proprietary rights in our products. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection. We have been issued 31 U.S. patents and have 13 U.S. patent applications pending. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products can be sold, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us. Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technology and products.

    We believe that certain products of certain competitors infringe one or more of our U.S. patents. In February 1998, we filed patent infringement lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the U.S. Patent and Trademark Office Board of Appeals and Interpretations. We also filed a complaint for patent infringement in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998 seeking injunctive relief, damages, attorneys' fees, and costs. The complaint in the CCC lawsuit was filed but has not been formally served on CCC. In 1999, the CCC case was stayed by the District Court pending a ruling by the U.S. Patent and Trademark Office Board of Appeals and Interpretations, and we were directed to file status updates every six months. In early 2000, the District Court, while retaining full jurisdiction, removed the case from the Court's active caseload and directed us to continue to file status reports with the Court every six months.

    In the future, we may file additional lawsuits against other companies regarding the alleged infringement. Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technology or that we can use our intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to our technology. Additionally, current or future competitors could obtain patents that may prevent us from developing or selling our products.

Employees

    As of December 31, 2000, we had 398 full-time employees working in the United States. Of our domestic full-time employees, 124 were in marketing, sales, and customer support, 80 were in engineering, research, and development, 151 were in manufacturing and operations, and 43 were in administration. As of December 31, 2000, we had 173 full-time employees working at our facilities outside of the United States. Of our international full-time employees, 71 were in marketing, sales, and customer support, 27 were in engineering, research, and development, 49 were in manufacturing and operations, and 26 were in administration. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

Backlog

    Backlog consists of purchase orders with deliver dates scheduled within the next six months. None of our customers is obligated to purchase products from us except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, our backlog as of any particular date is not representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives by OEMS, distributors, and resellers to reduce inventories and shorten lead times, we view backlog as a less important indicator of our future results, and we do not believe it is a meaningful indicator of actual sales for any succeeding period.

Segment Reporting

    Our reportable segments are based on our method of internal reporting which is disaggregated geographically. Our three reportable segments are Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland. These segments are evaluated based on gross profit. Selling, general, and administrative expenses, research and development expenses, interest income/expense, and taxes are reported on an entity-wide basis only. The Huntsville and Shannon segments were previously components of Cybex; therefore, the segment reporting for them in this annual report includes only financial data from July 1, 2000 through December 31, 2000, the period following the combination of Apex and Cybex.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT, INCLUDING THE FOLLOWING:

Risks relating to the merger transaction between Apex and Cybex that resulted in the formation of Avocent.

We may not achieve the benefits expected from the merger transaction, which may have a material adverse effect on our business and could result in loss of key personnel.

    Achieving the benefits expected from the merger transaction between Apex and Cybex that resulted in the formation of Avocent will depend in part on the successful integration of technology, operations, and personnel. The integration of Apex and Cybex has been, and will continue to be, a complex, time-consuming, and expensive process and may disrupt our business if not carried out in a timely and efficient manner. The continuing challenges involved in this integration include the following:

  •
  Retaining existing customers and strategic partners of each company;

  •
  Retaining and integrating management and other key employees of both Apex and Cybex;

  •
  Coordinating research and development activities to enhance introduction of new products and technologies;

  •
  Integrating purchasing and procurement operations in multiple locations;

  •
  Combining product offerings and product lines effectively and quickly;

  •
  Integrating sales efforts so that customers can do business easily with us;

  •
  Coordinating manufacturing operations in a rapid and efficient manner;

  •
  Transitioning all facilities to a common information technology system;

  •
  Offering the products and services of Apex and Cybex to each other's customers;

  •
  Coordinating marketing efforts; and

  •
  Developing and maintaining uniform standards, controls, procedures, and policies.

    We are not certain that Apex and Cybex can be successfully integrated or that any of the anticipated benefits of the merger transaction will be realized. Risks to the successful integration include:

  •
  The impairment of relationships with employees, customers, and suppliers as a result of integration of management and other key personnel;

  •
  The potential disruption of our ongoing business and distraction of management;

  •
  The difficulty of incorporating acquired technology and rights from Apex and Cybex into our product offerings; and

  •
  Unanticipated expenses related to integration.

    We may not succeed in addressing these risks or any other problems encountered in connection with the merger transaction.

Our reported financial results have been, and will continue to be, adversely affected as a result of purchase accounting treatment and the impact of amortization of goodwill and other intangible assets relating to the merger transaction between Apex and Cybex.

    We accounted for the merger transaction as a purchase of Cybex by Apex using the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for Cybex common stock and for options to purchase Cybex common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring Cybex. We allocated these costs to the individual Cybex assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names, acquired workforce, and in-process research and development, based on their respective fair values. In-process research and development, which was valued at $94 million for Cybex, was expensed when the merger was completed. Intangible assets, including goodwill, will be generally amortized over a three- to seven-year period.

    The cost allocated to goodwill and other intangibles in connection with the merger transaction was $706 million. We began to amortize goodwill and other intangible assets in equal quarterly amounts in the third calendar quarter of 2000 following completion of the merger, and the accounting charge attributable to these items is approximately $31 million per quarter or $124 million per fiscal year, $62 million of which was expensed in 2000. As a result, purchase accounting treatment of the merger transaction will result in net losses for us in the foreseeable future which could have a material adverse effect on the market value of our common stock.

Risks relating to our business.

Our business is dependent upon a limited number of customers that are not obligated to continue doing business with us.

    A substantial portion of our sales is concentrated among a limited number of OEM customers. Sales to these OEMs represented approximately 46% of our net sales for 2000, 72% of our net sales for 1999, and 67% of our net sales for 1998. Sales to Compaq represented approximately 32% of our net sales for 2000, 50% of our net sales for 1999, and 43% of our net sales for 1998.

    Our OEM business is subject to risks, including:

  •
  Contract termination or reduced or delayed orders;

  •
  Short order cycles and difficulty in predicting sales, because our OEM customers do not have long-term commitments to purchase from us;

  •
  Adoption of competing products developed by third parties for the OEM or by the OEM's internal development team; and

  •
  Changes in corporate ownership, financial condition, business direction, or product mix by the OEM.

    Any of these risks could have a material adverse effect on our business, financial condition, and results of operations. We have experienced, and expect to continue to experience, significant reductions or delays in orders from our OEM customers, which may in the future have a material adverse effect on our quarterly sales and operating results.

    The loss of one or more large OEM customers could materially harm our business. While we have contracts with some of our existing OEM customers, none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. Our dependence upon a few OEMs also results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers. The loss of, or material decline in orders from, any of these customers could have a material adverse effect on our business, financial condition, and results of operation.

Our revenue may grow more slowly than the revenues of Apex and Cybex grew in the past.

    Although Apex's and Cybex's revenues grew substantially in the quarters prior to the merger transaction that formed Avocent, we do not expect our revenue to grow at such a rapid rate in the future, and our revenue could decline. Apex's total revenue grew from $55 million in fiscal 1997, to $76 million in fiscal 1998, and to $107 million in fiscal 1999. Cybex's total revenue grew from $35 million in fiscal 1997, to $53 million in fiscal 1998, and to $82 million in fiscal 1999. Our "as if" combined revenue (i.e., the actual calendar year revenues for Apex and Cybex on a combined basis) grew from $217 million in 1999 to $294 million in 2000.

    As our business matures, it is unlikely that revenue will continue to grow at this same rapid pace. In addition, general economic conditions are not as favorable as they were in prior years. If our revenue does not increase at or above the rate equity research analysts expect, the trading price for our common stock may decline. Our future growth rates will depend on general economic conditions and on our ability to expand sales of our existing products and develop and market new products, which will require significant expenses that we may not have sufficient resources to undertake.

We are likely to experience fluctuations in operating results.

    Prior to the merger transaction that formed Avocent, both Apex and Cybex experienced substantial fluctuations in operating results, on a quarterly and an annual basis. We have experienced these fluctuations since the merger, and we expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

  •
  The volume and timing of orders, particularly from OEM and other large customers;

  •
  The timing of shipments;

  •
  The timing of new product introductions and enhancements by us and by our competitors;

  •
  Changes in product or distribution channel mixes;

  •
  Changes in pricing policies or price reductions;

  •
  Competition and price reductions by competitors;

  •
  The availability and cost of supplies and components;

  •
  Sales and marketing expenses related to entering into new markets, introducing new products, and retaining current OEM and other large customers; and

  •
  Fluctuations in sales of servers due to changes in economic conditions or capital spending levels.

    Our operating results will be affected by seasonal trends, by general conditions in the server market, and by general economic conditions. We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters. Because our business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we are currently seeing indications that the rate of growth in capital spending for information technology equipment is slowing. In addition, we have recently seen industry-wide initiatives by distributors and resellers to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major distributor and reseller customers.

    We believe that quarter-to-quarter comparisons of the historical financial results of Apex and Cybex are not necessarily meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet the expectations of equity research analysts, the price of our common stock could be negatively affected.

A substantial portion of our business consists of sales to OEM customers, which vary significantly from quarter to quarter. A substantial drop in OEM sales could greatly harm our business.

    A substantial portion of our sales are to OEM customers. We have experienced, and we expect to continue to experience, period-to-period variability in sales to OEM customers. Any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation generally up to six weeks prior to the scheduled shipment date. We use multiple warehouses for many of our OEM customers to fulfill their orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our products at each of these warehouses to satisfy our OEM's anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our products. We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, our OEM customers have requested, and are likely to continue to request, that we delay shipment dates or cancel orders for branded products that are subject to firm orders. Accordingly, our sales to OEMs for future quarters are increasingly difficult to predict. The inability to accurately predict the timing and volume of orders for our OEM customers during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

A substantial portion of our business consists of sales of branded products, which are difficult to forecast. Failure to accurately forecast these sales could lead to costly overproduction or product shortages.

    A substantial portion of our sales consists of sales of branded products. We expect these sales to increase in the future. If we succeed in increasing branded sales as a percentage of net sales, our quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of our branded products typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. With recent industry-wide initiatives by distributors and resellers to reduce their inventories and to shorten their lead times, our major distributor and reseller customers are reducing early commitments to firm orders. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. The inability to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

Our gross margins are expected to vary and may decline.

    Gross margins may vary significantly from period-to-period depending on a number of factors, including:

  •
  The ratio of OEM sales to branded sales, since OEM sales typically have lower gross margins than branded sales;

  •
  Product mix, because sales of some of our products will have lower gross margins than sales of other products;

  •
  Raw materials and labor costs;

  •
  New product introductions by us and by our competitors; and

  •
  The level of outsourcing of our manufacturing and assembly services.

    Our gross margins may decline in the future primarily due to increased competition and the introduction of new technologies that may affect product prices.

Our products are subject to warranty claims and returns. Increased warranty claims or returns could harm our business.

    Cybex historically offered a 30-day unconditional money-back guarantee and a twelve to fifteen month limited warranty for all of its products and allowed additional rights of return to certain of its customers. Apex typically offered a one to three year limited warranty for all of its products and allowed additional rights of return to certain of its customers. We offer warranties for parts and service on all our products, ranging from one to three years. Although Apex's and Cybex's historical return experiences have not been significant, our returns may increase in the future. An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

Intense competition from new and existing competitors could impair our ability to grow our business and sell our products.

    The markets for our Avocent, Apex, and Cybex products are highly fragmented and intensely competitive. Increased competition from both hardware and software products could result in price reductions and loss of sales, which would materially harm our business. Our business is becoming increasingly sensitive to new product introductions, price changes, and marketing efforts by competitors. Accordingly, our future success will be highly dependent upon timely completion and introduction of new products and product features at competitive prices and performance levels that address the evolving needs of our customers. We are currently experiencing increased price competition for our switching systems and our extension and remote access products, and pricing pressures on us will continue to increase in the future. Because of this competition, we may not be successful in gaining additional OEM or server manufacturer customers.

    We compete for sales of switching systems and extension products with companies such as Raritan, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable Mfg. Group, Belkin, Lightwave Communications, and StarTech Computer Accessories. We also face competition from software providers, who are able to offer software solutions at a much lower cost or even bundled for free, and server manufacturers, who are able to offer their competitive technology or products at the time of the server sale. These software and hardware solutions address many of the problems our switching systems, extension products, and remote access products are designed to address.

    Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development,

promotion, and sale of their products than we do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business.

    Certain of our OEM or other customers, such as Compaq or Microsoft, could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching solutions or technologies, or offer products supplied by competitors. These customers also presently offer competitive hardware and/or software products, technologies, and solutions that address many of the problems our products address. Companies with network management products, many of which are substantially larger than are we and have significantly more financial resources, may also compete with us. Established companies with network management experience could offer new products, new technologies, or new solutions that compete with our products.

Our failure to respond to rapid technological change or to introduce new products may result in lost sales and revenue which would impair our operating results.

    Sales of switching, extension, and remote access products are characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. If we do not keep pace with these changes, we will lose customers, and our business will be harmed. The introduction of products incorporating superior or alternative technologies such as switching software, the emergence of new industry standards, or changes in pricing structure could render existing products and products under development obsolete or unmarketable.

    Our products combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of existing products and the development and introduction of new products that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in new product development or introduction.

    Due to our significant reliance on OEM relationships, our product development efforts may often be focused on developing new products or enhancements for OEM customers. As a result, our OEM relationships may negatively affect our ability to develop new and enhanced products for our non-OEM customers. Moreover, these new products or enhancements for OEM customers may not be available to, or readily marketable to, other customers without significant modification and delay. The termination or significant disruption of our relationship with certain OEMs or other customers for whom we devote significant product development resources is likely to result in lost opportunities with respect to the development of products or enhancements for our other customers.

We are dependent upon suppliers and outsourced manufacturing. Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

    The principal components of our products are power supplies, cable assemblies, line filters, enclosures, and printed circuit boards, all of which are purchased from outside vendors. We generally buy components under purchase orders and generally do not have long-term agreements with our suppliers. Also, we generally do not maintain large inventories of components. Any termination of, or significant disruption of, our relationships with our suppliers of product components may prevent us from filling customer orders in a timely manner which could result in customer dissatisfaction and lost sales.

    Prior to the merger transaction that formed Avocent, both Apex and Cybex purchased a number of the components for products from a single supplier or a limited number of suppliers. Both Apex and Cybex occasionally experienced, and we may in the future experience, delays in delivery of such components. Although alternate suppliers are available for most of the components and services needed to produce our products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months.

    We depend upon suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of our procurement needs could delay or interrupt our ability to manufacture and deliver our products to customers on a timely basis, thereby adversely affecting our business, financial condition, and results of operations.

    We rely on third party manufacturers for subassembly of products, and in the future, we may outsource additional manufacturing functions such as final assembly, quality assurance, and testing of products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, we are primarily responsible to our customers for warranty obligations.

If the client/server market does not continue to grow or if network reliability and tools do not continue to develop, our business will be greatly harmed.

    Our business is dependent on the continued acceptance of the client/server model of network computing. Although distributed network computing utilizing client/server architecture has gained increasing acceptance, use of this networking model may not continue to grow or may be replaced by new technologies. This would render our products obsolete. In addition, sales of switching and remote access products are driven in part by the inherent unreliability of client/server networks. As client/server networks continue to proliferate, however, server manufacturers and software developers or providers may develop greater reliability and better tools for managing networks. To the extent that greater reliability and better network management tools are successfully developed, our products could be rendered obsolete, which could materially harm our business.

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

    We expect to rely increasingly on distributors and resellers, VARs, and systems integrators for the distribution and sale of our branded products. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally. Our future success will depend in part on our ability to attract, train and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships. We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.

Distributor and reseller sales have lower margins than direct sales and do not provide for commitments for future sales.

    We provide and expect to continue to provide discounts and other special pricing arrangements to our distributors and resellers. As a result of these discounts and other arrangements, gross margins on sales through distributors and resellers are lower than gross margins on direct sales. In addition, our distributors and resellers often have significant rights of return, and in the future, these returns may have a material adverse effect on our business, financial condition, and results of operations.

    Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause. These distributors and resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitor's products. These distributors and resellers may give higher priority to the sale of other products. A reduction in sales efforts by our resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

Executive officers and other key personnel may depart, which could harm our ability to grow the business.

    We are greatly dependent on the ability to retain key management and technical personnel. Our future success will be highly dependent upon the personal efforts of management and technical personnel, and the loss of services of any one of them could have a material adverse effect on our business, financial condition, and results of operations. Many of our key management and technical personnel were awarded stock options with exercise prices that are substantially above the current trading price of our common stock and therefore currently have no value. We may need to grant new options to these employees in the future in order to provide new incentive and thus retain them. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.

Difficulties encountered managing our growth could adversely affect our results of operations.

    In the periods prior to the merger transaction that formed Avocent, Apex and Cybex experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, and the scope and complexity of their financial systems. This growth placed significant strain on the management, operational, and financial resources of both companies and resulted in new and increased responsibilities for management personnel. These strains have continued, and possibly worsened, since the merger. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations.

    Our ability to effectively manage this recent growth and any future growth will require us to continue to implement and improve our operational, financial, and information systems and will likely require additional management personnel. In addition, we believe that we must continue to develop greater engineering, marketing, sales, and customer service capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth, and effectively serve the evolving needs of present and future customers. We may not be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing, sales, and customer service capabilities, our ability to effectively manage growth, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited. If management is unable to effectively manage this growth, our business, financial condition, and results of operations could be materially adversely affected.

We have limited protection of proprietary rights and face risks of third party infringements.

    Our future success is dependent in part upon our ability to protect proprietary rights in our products. Prior to the merger transaction, Apex and Cybex sought to protect intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, and we have continued to do so. These laws, however, afford only limited protection. There can be no assurance that the steps Apex and Cybex have taken to protect their intellectual property rights, or that the steps we take in the future, will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

    The U.S. Patent and Trademark Office has issued several patents to us for various aspects of our products. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other United States and foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of those pending applications or that any patents will be issued in any additional countries where our products can be sold. Also, claims allowed in our patents or in any pending patent applications may not be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to us. Also, competitors may challenge the validity of, or be able to design around, the U.S. patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technology and products.

    We may initiate claims or litigation against third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, and we may not be successful in any such litigation. Existing litigation or other litigation by or against us could result in significant expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

    The network server, electronics, and related industries are characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. Apex and Cybex have in the past been, and we may from time to time in the future be, a party in proceedings alleging infringement of intellectual property rights owned by third parties. If necessary or desirable, we may seek licenses under such intellectual property rights. However, licenses may not be offered on terms acceptable to us, or at all. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology. Additionally, current or future competitors could obtain patents that may prevent us from developing or selling our products.

We must meet the increased demands on customer service operations or customer satisfaction and sales could suffer.

    Continued growth of our sales is likely to be accompanied by increasing demands on customer service operations. As a result of our commitment to a high level of customer service, we will need to invest significant resources in the maintenance and improvement of our customer service resources. Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of products and, accordingly, materially adversely affect business, financial condition, and results of operations.

If we are unable to successfully integrate our international distribution networks and international sales efforts, results of operations may suffer.

    We have to develop, integrate, and expand our international distribution networks in an effort to increase international sales of switching, extension, remote access, and other products. We may not be successful in developing, integrating, or expanding the international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, integrating, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

  •
  Difficulties in managing foreign resellers;

  •
  Longer payment cycles and problems in collecting accounts receivable;

  •
  The effects of seasonal customer demand;

  •
  Changes in regulatory requirements;

  •
  Risks relating to intellectual property rights;

  •
  Export restrictions, tariffs and other trade barriers;

  •
  Fluctuations in currency exchange rates; and

  •
  Potentially adverse tax consequences and political instability.

    The existence or occurrence of any one of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in the value of foreign currencies could result in currency exchange losses.

    Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, it is likely that international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency translation gains and losses. We cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

We may acquire technologies or companies in the future that could cause disruption of business or exposure to other risks.

    Effective January 3, 2001, we acquired Equinox Systems Inc., and in the future, we may acquire technologies or companies or make investments in complementary companies, products, or technologies. These acquisitions entail many risks, any of which could materially harm our business. These risks include:

  •
  Difficulty assimilating the acquired company's personnel and operations;

  •
  Diversion of management's attention;

  •
  Loss of key personnel;

  •
  Dilution of existing stockholders as a result of issuing equity securities;

  •
  Assumption of liabilities of the acquired company; and

  •
  Incurring substantial expenses as a result of the transaction.

    Any failure to manage these integration challenges could materially harm our business, financial condition, and results of operations.

Provisions in our charter documents and in Delaware law may discourage potential acquisition bids for us and may prevent changes in management that stockholders may favor.

    Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in management that stockholders may favor. Our charter documents do not permit stockholders to act by written consent, limit the ability of stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of directors in any given year. Furthermore, the board of directors has the authority to issue up to five million shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges and restrictions of such preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders.

    In addition, Delaware law may inhibit potential acquisition bids for us. Delaware law prevents certain Delaware corporations, including Avocent, from engaging, under certain circumstances, in a business combination with any interested stockholder for three years following the date that such stockholder became an interested stockholder.

Our stock will likely be subject to substantial price and volume fluctuations which may prevent stockholders from reselling their shares at or above the price at which they purchased their shares.

    Fluctuations in the price and trading volume of our common stock may prevent stockholders from reselling their shares above the price at which they purchased their shares. Stock prices and trading volumes for many technology companies fluctuate widely for a number of reasons, including some reasons which may be unrelated to their businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the market price of our common stock without regard to operating performance. In addition, if our operating results were to be below the expectations of public market analysts and investors, the market price of our common stock would likely decrease significantly.

Item 2. Properties.

    Our headquarters, occupying 126,000 square feet and containing administrative, sales, marketing, research and development, engineering, manufacturing, and distribution facilities, are located in Huntsville, Alabama, on an 18-acre tract of land owned by us in Cummings Research Park.

    Our Redmond, Washington facility, which consists of approximately 117,000 square feet in an industrial office building, contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. We lease this space, and the initial base rent under the lease is approximately $90,000 per month, plus taxes, insurance and maintenance. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need, and in 2000, we agreed with the subtenant to an early termination of the subleased space.

    Avocent International Ltd. is located in a 60,500 square foot leased facility located in the Shannon Free Trade Zone in Shannon, Ireland. The Shannon facility houses administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. The lease with the Shannon Development Authority is for twenty years and provides for annual rent of approximately $230,000.

    Our Steinhagen, Germany facilities consist of approximately 6,500 square feet, contain sales and administrative facilities, and are located on leased property. The lease, which provides for annual rent of approximately $54,000, can be terminated in July 2002.

    As a result of our acquisition of Equinox Systems Inc. in early 2001, we own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida. Our Sunrise facility contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations.

    We also lease approximately 8,600 square feet for $171,000 per year in Chelmsford, Massachusetts. This facility houses marketing functions and the engineering team responsible for visual display technology and products.

Item 3. Legal Proceedings.

    In February 1998, we filed patent infringement lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the PTO Board of Appeals and Interpretations. We also filed a complaint for patent infringement in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998 seeking injunctive relief, damages, attorneys' fees, and costs. The complaint in the CCC lawsuit was filed but has not been formally served on CCC. In 1999, the CCC case was stayed by the District Court pending a ruling by the PTO Board of Appeals and Interpretations, and we were directed to file status updates every six months. In early 2000, the District Court, while retaining full jurisdiction, removed the case from the Court's active caseload and directed us to continue to file status reports with the Court every six months.

Item 4 Submission of Matters to a Vote of Security Holders.

    Two matters were submitted for stockholder approval at a Special Meeting of Stockholders on December 6, 2000.

    The first matter was to approve the adoption of our 2000 Stock Option Plan and the reservation of six million (6,000,000) shares of common stock for issuance under the 2000 Stock Option Plan. As of the close of business on October 11, 2000, the record date for the determination of shares entitled to vote at the Special Meeting, there were 43,497,394 shares of our common stock outstanding, and 36,742,199 shares of our common stock were represented in person or by proxy at the Special Meeting, constituting a quorum. The vote in favor of the 2000 Stock Option Plan was 20,850,061 shares (56.75%

of the quorum) and the vote against was 15,831,073 shares (43.09% of the quorum), with 61,065 shares (0.17% of the quorum) abstaining.

    The second matter was to approve the adoption of our 2000 Employee Stock Purchase Plan and the reservation of one million five hundred thousand (1,500,000) shares of common stock for issuance under the 2000 Employee Stock Purchase Plan. The vote in favor of the 2000 Employee Stock Purchase Plan was 35,087,685 shares (95.50% of the quorum) and the vote against was 1,597,377 shares (4.35% of the quorum), with 57,137 shares (0.16% of the quorum) abstaining.

PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.

Price Range of Common Stock; Holders of Record

    Our common stock is quoted on The Nasdaq National Market System under the symbol "AVCT." The following table shows the high and low sales prices of our common stock for the period since the combination of the businesses of Apex and Cybex, July 1 to December 31, 2000, as reported by the Nasdaq National Market System.

	High	Low
Quarter ended December 31, 2000	$70.94	$24.00
Quarter ended September 29, 2000	$57.44	$40.63

    The merger transaction combining Apex and Cybex was accounted for as a purchase of Cybex by Apex. Accordingly, the table below shows the high and low sales prices, as reported by The Nasdaq National Market System, for Apex for the period January 1, 1999 to June 30, 2000, taking into account the effect of the 1.0905 exchange ratio for shareholders of Apex as a result of the merger transaction between Apex and Cybex.

	High	Low
Quarter ended June 30, 2000	$43.79	$24.19
Quarter ended March 31, 2000	$44.56	$27.17
Quarter ended December 31, 1999	$31.18	$13.30
Quarter ended October 1, 1999	$32.44	$10.89
Quarter ended July 2, 1999	$20.06	$11.23
Quarter ended April 2, 1999	$24.53	$10.09

    As of March 15, 2001, there were 346 holders of record of our common stock. All prices above reflect a three-for-two stock split effective March 4, 1999.

Dividend Policy

    We did not declare or pay any cash dividends in 2000, 1999, or 1998, and for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. In addition, our line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

Item 6. Selected Financial Data

(Amounts in thousands, except per share data.)

	2000	1999	1998	1997	1996
Net sales	$222,372	$107,288	$75,640	$55,390	$33,622
Income (loss) before extraordinary item	$(130,556)	$21,243	$15,710	$10,468	$3,608
Basic per share income (loss) before extraordinary item	$(3.92)	$0.94	$0.71	$0.54	$0.39
Diluted per share income (loss) before extraordinary item	$(3.92)	$0.90	$0.69	$0.50	$0.27
Total assets	$815,889	$104,314	$73,375	$55,271	$11,953
Long-term obligations and preferred stock	—	—	—	—	$28,316
Cash dividends declared per share	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    THE INFORMATION IN THIS ITEM 7—"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, CAPITAL NEEDS, MERGER ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS."

Formation of Avocent by Merger of Apex and Cybex

    In March 2000, Apex and Cybex entered into a definitive agreement under which they agreed to combine the two companies in a merger resulting in a new company, Avocent Corporation (formerly known as Aegean Sea Inc.). On March 31, 2000, Avocent filed a registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 2, 2000. Apex and Cybex received final approval of the merger by their respective shareholders on June 30, 2000. The merger was effective as of July 1, 2000. Prior to the effective date of the merger, Avocent did not conduct any activities. Avocent is on a calendar year basis with December 31 as its year-end.

    The merger has been accounted for as a purchase of Cybex by Apex in accordance with Accounting Principles Board Opinion No. 16, with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values on the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94 million of the purchase price was expensed as in-process research and development upon the completion of the merger. The purchase price allocation was as follows: $111 million of tangible assets, $90 million of identifiable intangible assets, $34 million of deferred tax liability on intangible assets acquired, $522 million of goodwill, $94 million of in-process research and development, and $29 million of assumed liabilities and acquisition costs. The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

    Avocent's consolidated statements of operations, consolidated statements of stockholders' equity, and consolidated statements of cash flows for the years ended 1999 and 1998 include only the historical results of Apex. Avocent's consolidated statement of operations, consolidated statement of stockholders' equity, and consolidated statement of cash flows for the year ended 2000 include the twelve month results of Apex for the period January 1, 2000 through December 31, 2000 and the six month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000. Avocent's consolidated balance sheet as of December 31, 1999 includes only Apex's consolidated financial position. Avocent's consolidated balance sheet as of December 31, 2000 includes the consolidated financial positions of its subsidiaries. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Apex and Cybex History

    Apex operated as a division of Apex Computer Company through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand-alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of Apex Computer Company, who contributed those assets as Apex's initial capital. Throughout 1993, Apex derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, Apex began selling stand-alone switching systems to Compaq for integration into server cabinets. In June 1994, Apex discontinued its computer maintenance service business and decided to concentrate on sales of stand-alone switching products.

    Cybex engaged in the development of software and performed engineering consulting from 1981 to 1984 to finance its research and development efforts for computer-related products. In 1986, Cybex shipped its first computer-related hardware product. In 1987, Cybex shipped its first product that allowed the computer to be extended distances from the keyboard, monitor, and mouse. Subsequently in 1989, Cybex shipped its first stand-alone switching system. Through the effective date of the merger, Cybex derived primarily all of its revenues from switching, extension, and remote access products.

Overview

    We design, manufacture, and sell console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions and our extension and remote access products help network administrators manage multiple servers from a console containing a single keyboard, video monitor, and mouse, from extended distances or from remote locations. Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

    We provide comprehensive "plug and play" switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products sold under the Avocent, Apex, and Cybex brands including our AutoView™, DS1800™, OutLook®, ViewPoint®, and XP®4000 Series products. Our switching products help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.

    A substantial portion of our revenue is derived from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited amount of direct customers. For 2000, sales to our OEM customers were 46% of our net sales, sales to our reseller and distributor network were 45% of our net sales, and sales to our direct customers were 9% of our net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.

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

    We are currently experiencing increased price competition in the market for all of our products, and we expect that pricing pressures will continue to increase in the future.

Results of Operations

    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	50.6	53.5	53.1

Gross profit	49.4	46.5	46.9
Operating expenses:
Research and development expenses	5.8	6.1	4.2
In-process research and development expense and other acquisition costs	46.8	—	—
Selling, general and administrative expenses	23.5	13.1	14.9
Amortization of intangible assets	28.0	—	—

Total operating expenses	104.1	19.2	19.1

Income (loss) from operations	(54.7)	27.3	27.8
Other income, net	2.5	2.8	3.5

Income (loss) before income taxes	(52.2)	30.1	31.3
Provision for income taxes	6.5	10.3	10.5

Net income (loss)	(58.7)%	19.8%	20.8%

Years Ended December 31, 2000 and 1999

    Net sales.  Our net sales consist of sales of switching systems, extension and remote access products, and display products. Net sales increased 107% to $222.4 million for 2000 from $107.3 million for 1999. This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000. Cybex contributed $90.8 million of net sales in 2000. Other factors related to the increase in sales were increased demand from our OEM customers and increased sales through our resellers and distributors. On a percentage basis, OEM sales for 2000 increased 32% over 1999, and resellers and distributor sales for 2000 increased 402% over 1999. OEM sales were 46% of sales for 2000, compared to 72% of sales for 1999, reseller and distributor sales were 45% of sales for 2000, compared to 19% of sales for 1999, and direct sales were 9% of sales for 2000 and 9% of sales for 1999. The shift in customer mix is a reflection of the addition of Cybex customers. For the period July 1 to December 31, 2000, almost 80% of Cybex's revenues were derived from sales to resellers and distributors.

    Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Additionally, the addition of Cybex customers as a result of the merger had a direct impact on gross profit. Cybex's gross profit percentages have historically been higher than Apex's primarily due to the composition of the Cybex customer base. Historically, Cybex sales were largely sales to resellers which typically have higher gross margins than sales to OEMs. Slightly offsetting the benefit of the Cybex customer composition were charges totaling approximately $1.2 million in deferred compensation amortization related to stock options for manufacturing employees recognized as a result of the merger. Gross profit increased to 49.4% for 2000 from 46.5% for 1999, due primarily to the higher percentage of reseller and distributor sales in 2000 compared to 1999.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $12.9 million, or 5.8% of net sales, in 2000, compared to $6.5 million, or 6.1% of net sales, in 1999. The large increase in the amount spent on research and development can be attributed to the impact of the merger effective July 1, 2000. The additional costs of the Cybex research and development team includes approximately $2 million in deferred compensation amortization related to stock options for certain engineering employees recognized as a result of the merger. We believe that the timely development of innovative new products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and as a percentage of sales.

    In-process research and development expense and other acquisition costs.  Merger related expenses of $104 million in 2000 include the one-time write-off of $94 million of in-process research and development expense and an additional $10 million of one-time charges comprised mainly of fees to professional advisors.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $52.1 million, or 23.5% of net sales for 2000 compared to $14.1 million, or 13.1% of net sales for 1999. Approximately $15.3 million of selling, general and administrative expenses in 2000 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex. Excluding the merger-related amortization of deferred compensation in 2000, selling, general and administrative expenses were 16.6% of net sales. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to growth in our business and to the addition of Cybex expenses as a result of the merger between Apex and Cybex on July 1, 2000. Historically, Cybex's selling, general and administrative expenses as a percentage of sales were larger than Apex's due to the higher levels of staffing required to support its reseller and distributor customers. We expect selling, general and administrative expenditures to increase in absolute dollars and possibly as a percentage of net sales.

    Amortization of intangible assets.  Amortization of intangible assets is comprised entirely of the amortization of the amounts allocated to the identifiable intangible assets and goodwill that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction. The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill. Amortization of identifiable intangible assets and goodwill from the date of the merger on July 1, 2000 was $62.4 million or 28.0% of net sales for 2000.

    Other income, net.  Other income was $5.7 million for 2000, up from $3.1 million for 1999. The increase related primarily to interest income from increased cash and investments provided by the addition of the Cybex cash and cash equivalents and investments as a result of the merger effective July 1, 2000, as well as cash provided from 2000 operations.

    Provision for income taxes.  The provision for income taxes was approximately $14.6 million for 2000, compared to $11.1 million in 1999. Excluding merger related adjustments to federal taxes, the effective tax rate for 2000 was approximately 32.5%, compared to 34.3% for 1999, primarily due to shifting of international sales to our Shannon, Ireland facility. Our Shannon facility operates under a 10% tax rate.

    Net income (loss).  Our net loss for 2000 was $130.6 million compared to net income of $21.2 million for 1999, as a result of the above factors. The net loss as a percentage of sales for 2000 was 58.7%, compared to the net income as a percentage of sales for 1999 of 19.8%.

Years Ended December 31 1999 and 1998

    Net sales.  Our net sales consist of sales of stand-alone switching systems, extension, and remote access products. Net sales increased 42% to $107.3 million for 1999 from $75.6 million for 1998. This increase was due primarily to increased demand for stand-alone switching systems from private-label OEM customers, and, to a lesser extent, to increased demand for Apex-brand products. On a percentage basis, OEM sales for 1999 increased 52% over 1998, and sales of Apex-brand products for 1999 increased 20% over 1998. OEM sales represented 72% of sales for 1999, compared to 67% of sales for 1998, while sales of Apex-brand products represented 28% of sales for 1999, compared to 33% of net sales for 1998.

    Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross margins than branded sales; product mix, including the percentage of integrated server cabinet solution sales, which generally have lower gross margins than sales of stand-alone switching systems; raw materials and labor costs; new product introductions by us and our competitors; and the level of manufacturing and assembly services we outsource. Gross profit decreased slightly to 46.5% for 1999 from 46.9% for 1998, due primarily to the higher percentage of OEM sales in 1999 compared to 1998.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs, and are expensed as they are incurred. Research and development expenses were $6.5 million, or 6.1% of net sales, for 1999, compared to $3.2 million, or 4.2% of net sales, for 1998. The increases in absolute dollars and as a percentage of net sales were due primarily to increased product development spending and, to a lesser extent, more compensation expense associated with increased staffing.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include advertising, promotional material, trade show expenses and sales, marketing and administrative personnel costs, including sales commissions and travel, as well as rent, utilities, legal and accounting expenses, and provision for Washington State's business and occupation (gross receipts) tax. These expenses were $14.1 million, or 13.1% of net sales, for 1999, compared to $11.3 million, or 14.9% of net sales, for 1998. The increase in absolute dollars was due primarily to increased sales commissions, higher expenses for advertising tradeshows, other distribution expenses, increased rent at our facility in Redmond, Washington, and personnel costs associated with increased staffing levels, partially offset by decreased legal expense associated with patent litigation.

    Other income, net.  Interest income was $3.1 million for 1999, up from $2.6 million for 1998. The increase related primarily to interest income from increased cash and investments provided by 1999 operations.

    Provision for income taxes.  The provision for income taxes was approximately $11.1 million for 1999 and $7.9 million for 1998. The effective federal tax rate for 1999 was approximately 34.3%, compared to 33.5% for 1998.

    Net income.  Net income increased to $21.2 million for 1999 from $15.7 million for 1998, as a result of the above factors. The net income as a percentage of sales declined to 19.8% for 1999 from 20.8% for 1998.

Liquidity and Capital Resources

    As of December 31, 2000 our principal sources of liquidity consisted of approximately $125 million in cash, cash equivalents, and investments. In addition, we have a line of credit at a bank with a borrowing capacity of $2.0 million with an interest rate of LIBOR plus 2.25% (approximately 8.81% at December 31, 2000). There were no borrowings under the line of credit at December 31, 2000, and all $2.0 million was available. In early January 2001, we arranged two $25 million credit lines with two separate financial institutions at interest rates of LIBOR plus 1.75% to temporarily finance our acquisition of Equinox Systems Inc. pending maturity of certain short term investments. On the closing of the Equinox transaction, we acquired approximately $24.3 million in cash and short-term investments held by Equinox.

    Our operating activities generated cash of approximately $19.1 million for 2000, $8.3 million for 1999, and $12.3 million for 1998. For 2000, after adjusting the net loss for merger related items, the large increase in cash flow from operations compared to 1999 can be attributed to the substantial increase in the tax benefit from the exercise of certain stock options. The increase in the tax benefit from options was partially offset by increases in accounts receivable and inventories. The growth in accounts receivable is the result of the timing of sales and of our collections. The growth in inventory is the result of the purchase of components with long lead times and the gathering of key component parts for the DS1800.

    We believe that existing cash balances, cash generated from operations and the funds available under our credit facilities will be sufficient to fund our operations through 2001.

Year 2000

    We experienced no material impact from the Year 2000 problem. Our products performed without fault with respect to the Year 2000 problem, and we experienced no issues with our internal computing and IT systems. We are also not aware of any Year 2000 issues experienced by our customers, suppliers, vendors or service providers that may have a material effect on us.

Results of Operations, As If Apex and Cybex Operations Were Combined For All Periods Presented

    The following "as if" combined financial information is unaudited, presented for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated prior to the years presented below. Additionally, all merger related expenses, merger related deferred compensation charges, the write-off of in-process research and development expenses, and intangible amortization are presented as certain items below the calculation of income. The following table sets forth, for the periods indicated, selected statement of operations data expressed in millions:

Combined Financial Information

	Years Ended December 31,
	2000	1999	1998
Net sales	$294.0	$216.7	$152.4
Cost of sales	144.2	108.1	76.1

Gross profit	149.8	108.6	76.2
Operating expenses:
Research and development expenses	14.8	13.0	8.0
Selling, general and administrative expenses	53.6	39.0	30.8

Total operating expenses	68.4	52.0	38.8

Income from operations before certain items	81.4	56.6	37.4
Other income, net	6.0	4.7	4.3

Income before income taxes and certain items	87.4	61.3	41.7
Provision for income taxes	28.2	20.9	13.9

Income excluding certain items	59.2	40.4	27.8
Certain items	177.9	2.7	—

Net income (loss) — on a combined basis	$(118.7)	$37.7	$27.8

Years Ended December 31, 2000 and 1999—On a Combined Basis

    Net sales.  Our net sales consist of sales of switching systems, extension and remote access products, and display products. Net sales increased 36% to $294.0 million for 2000 from $216.7 million for 1999. This increase in net sales was the result of increased demand from our resellers and distributors and increased sales to our OEM customers. On a percentage basis, reseller and distributor sales for 2000 increased 41% over 1999 and OEM sales for 2000 increased 30% over 1999. Reseller and distributor sales were 54% of sales for 2000, compared to 52% of sales for 1999, OEM sales were 37% of sales for 2000, compared to 38% of sales for 1999, and direct sales were 9% of sales for 2000, compared to 10% of sales for 1999.

    Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Gross profit increased to 50.9% for 2000 from 50.1% for 1999, due primarily to the higher percentage of reseller and distributor sales in 2000 compared to 1999.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $14.8 million, or 5.0% of net sales in 2000, compared to $13.0 million, or 6.0% of net sales 1999. The dollar increase on research and development includes increased compensation expense associated with increased staffing levels, which was slightly offset by decreased project spending in Redmond related to timing of product development, as there was significant project spending related to new products introduced by Redmond in 1999.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $53.6 million, or 18.2% of net sales for 2000, compared to $39.0 million, or 18.0% of net sales for 1999. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to growth in our business, increased advertising and promotional expenses and increased compensation expense associated with increased staffing levels.

    Other income, net.  Interest income was $6.0 million for 2000, up from $4.7 million for 1999. The increase related primarily to interest income from increased cash and investments provided from 2000 operations.

    Provision for income taxes.  The provision for income taxes was approximately $28.2 million for 2000, compared to $20.9 million in 1999. The effective tax rate for 2000 was approximately 32.3%, compared to 34.1% for 1999. The improvement in the effective tax rate is due primarily to shifting our foreign shipments to our Shannon, Ireland facility from our U.S. operations. Our Shannon facility operates under a 10% tax rate.

    Combined income before certain items.  Income before certain items improved to $59.2 million for 2000 from $40.4 million for 1999, as a result of the above factors. As a percentage of net sales, income increased to 20.1% for 2000 from 18.7% for 1999.

    Certain items.  Certain items include the amortization of intangible assets, the write-off of in-process research and development expenses related to mergers and acquisitions, deferred compensation expense related to stock options and additional charges comprised mainly of fees to professional advisors. The expenses in 2000 related to the merger of Apex and Cybex as follows: amortization of intangibles was $61.9 million; write-off of in-process research in development was $94.0 million; deferred compensation expense, net of tax was $10.9 million; and professional fees paid to advisors totaled $11.1 million. The expenses in 1999 of $2.7 million are net of taxes and relate to the acquisition of Fox Network Solutions Corporation and PixelVision Technology, Inc. The amounts for 1999 are almost entirely related to the write-off of in-process research and development expenses.

    Net income (loss) on a combined basis.  Net loss declined to $118.7 million for 2000 from net income of $37.7 million for 1999, as a result of the above factors. The net loss as a percentage of sales for 2000 was 40.4%, compared to net income as a percentage of sales for 1999 of 17.4%.

Years Ended December 31, 1999 and 1998

    Net sales.  Our net sales consist of sales of switching systems, extension and remote access products, and display products. Net sales increased 42% to $216.7 million for 1999 from $152.4 million for 1998. This increase in net sales was the result of increased demand from our resellers and distributors and to increased sales to our OEM customers. On a percentage basis, reseller and distributor sales for 1999 increased 48% over 1998 and OEM sales for 1999 increased 54% over 1998. Reseller and distributor sales were 52% of sales for 1999, compared to 50% of sales for 1998, OEM sales were 38% of sales for 1999, compared to 35% of sales for 1998, and direct sales were 10% of sales for 1999, compared to 15% of sales for 1998.

    Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of OEM sales to branded sales, as OEM sales typically have lower gross profit than branded sales; product mix; raw materials and labor costs; new product introductions by us and our competitors; and the level of manufacturing and assembly services we outsource. Gross profit increased slightly to 50.1% for 1999 from 50.0% for 1998, due primarily to the higher percentage of reseller and distribution sales in 1999 compared to 1998. The improvement in margin from the increased reseller and distribution sales was offset somewhat by the increase in our sales to OEM customers.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs, and are expensed as they are incurred. Research and development expenses were $13.0 million, or 6.0% of net sales, for 1999, compared to $8.0 million, or 5.2% of net sales, for 1998. The increases in absolute dollars and as a percentage of net sales were due primarily to increased product development spending and, to a lesser extent, more compensation expense associated with increased staffing.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $39.0 million, or 18.0% of net sales for 1999 compared to $30.8 million, or 20.2% of net sales for 1998. The increase in selling, general and administrative expenses in absolute dollars was due primarily to growth in our business, to increased advertising and promotional expenses and to increased compensation expense associated with increased staffing levels. These increases were partially offset by a decreased legal expenses related to patent litigation.

    Other income, net.  Interest income was $4.7 million for 1999, up from $4.3 million for 1998. The increase related primarily to interest income from increased cash and investments provided by 1999 operations.

    Provision for income taxes.  The provision for income taxes was approximately $20.9 million for 1999, compared to $13.9 million for 1998. The effective tax rate for 1999 was approximately 34.1%, compared to 33.3% for 1998.

    Combined income before certain items.  Combined income before certain items increased to $40.4 million for 1999 from $27.8 million for 1998, as a result of the above factors. As a percentage of net sales, income increased to 18.7% for 1999 from 18.3% for 1998.

    Certain items.  Certain items include the write-off of in-process research and development expenses related to mergers and acquisitions and additional charges comprised mainly of fees to professional advisors. The expenses in 1999 of $2.7 million are net of taxes and relate to the acquisition of Fox Network Solutions Corporation and PixelVision Technology, Inc. The amounts are almost entirely related to the write-off of in-process research and development expenses.

    Net income on a combined basis.  Net income on a combined basis increased to $37.7 million in 1999 from $27.8 million for 1998, as a result of the above factors. The net income as a percentage of sales declined to 17.4% for 1999 from 18.3% for 1998.

    Recently Issued Accounting Standards.  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 137, (subsequently amended by SFAS No. 138) Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, which deferred the effective date provisions of SFAS No. 133 for us until the first quarter of 2001. These statements require all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income, or loss, to the extent the derivatives are not effective as hedges. We have evaluated the impact of SFAS No. 133 on the financial statements and currently do not believe the impact will be material.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin, or SAB, 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. We have reviewed the requirements of SAB 101 and believe our existing accounting policies are consistent with the guidance provided in the SAB.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

    Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at December 31, 2000. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

    We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of December 31, 2000, the fair value of our available-for-sale equity investments was $3,980,000. A 20 percent adverse change in equity prices would result in a decrease of approximately $796,000 in the fair value of our available-for-sale equity securities as of December 31, 2000.

    The value of certain foreign currencies verses the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. Dollar, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are expressed in U.S. dollars. We engage in some hedging programs aimed at limiting the impact of currency fluctuations. These hedging activities provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

Item 8. Financial Statements.

Index to Consolidated Financial Statements

Page
Report of Independent Accountants	36
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2000 and 1999	37
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998	38
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	39
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	40
Notes to Consolidated Financial Statements	41
36

Report of Independent Accountants

To the Board of Directors and Stockholders
Avocent Corporation
Huntsville, Alabama

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 62 present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 62 present fairly, in all material repects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Birmingham, Alabama
February 9, 2001

Avocent Corporation

Consolidated Balance Sheets

December 31, 2000 and 1999
(In thousands, except per share data)

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$44,106	$15,786
Investments maturing within one year	77,372	35,716
Accounts receivable, less allowance for doubtful accounts of $2,682 and $535 at December 31, 2000 and 1999, respectively	63,532	28,168
Income taxes receivable	4,487	—
Other receivables	10,800	—
Inventories, net	34,458	11,483
Other current assets	3,029	676
Deferred tax assets	5,560	777

Total current assets	243,344	92,606

Investments	3,891	9,464
Property held for lease, net	2,102	—
Property and equipment, net	16,062	1,906
Intangible assets, net	549,910	—
Other assets	580	338

	$815,889	$104,314

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,869	$3,696
Accrued wages and commissions	3,965	1,296
Accrued liabilities	13,400	1,822
Income taxes payable	1,610	3,107
Other liabilities	123	—

Total current liabilities	27,967	9,921
Deferred tax liability	27,742	—

	55,709	9,921

Commitments and contingencies (Notes 13 and 16)
Stockholders' equity:
Preferred stock, no par value; 1,000 shares authorized in 1999; no shares issued and outstanding	—	—
Preferred stock, par value $.001 per share; 5,000 shares authorized in 2000; no shares issued and outstanding	—	—
Common stock, no par value; 100,000 shares authorized; 22,676 shares issued and outstanding	—	66,583
Common stock, par value $.001 per share; 200,000 shares authorized; 43,820 shares issued and outstanding	44	—
Additional paid-in capital	898,410	—
Accumulated other comprehensive loss:
Unrealized loss on investments, net of deferred taxes	(2,848)	—
Foreign currency translation adjustment, net of deferred taxes	(33)	—
Retained earnings (deficit)	(102,711)	27,845
Deferred compensation	(32,682)	(35)

Total stockholders' equity	$760,180	$94,393

	$815,889	$104,314

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2000, 1999 and 1998
(In thousands, except per share data)

	2000	1999	1998
Net sales	$222,372	$107,288	$75,640
Cost of sales	112,598	57,374	40,168

Gross profit	109,774	49,914	35,472

Research and development expenses	12,881	6,544	3,167
In-process research and development expense and other acquisition costs (Note 3)	104,092	—	—
Selling, general and administrative expenses	52,109	14,074	11,312
Amortization of intangible assets	62,394	—	—

Total operating expenses	231,476	20,618	14,479

Income (loss) from operations	(121,702)	29,296	20,993
Other income, net	5,699	3,053	2,646

Income (loss) before income taxes	(116,003)	32,349	23,639
Provision for income taxes	14,553	11,106	7,929

Net income (loss)	$(130,556)	$21,243	$15,710

Net income (loss) per common and common equivalent share:
Basic	$(3.92)	$0.94	$0.71

Diluted	$(3.92)	$0.90	$0.69

Weighted average common and common equivalent shares outstanding:
Basic	33,266	22,484	22,044

Diluted	33,266	23,516	22,912

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2000, 1999 and 1998
(In thousands)

	Common Stock				Foreign Currency Translation Adjustment
			Additional Paid-in Capital	Unrealized Loss on Investments		Retained Earnings (Deficit)	Deferred Compensation
	Shares	Amount						Total
Balance, December 31, 1997	21,975	$62,014	$—	$—	$—	$(9,108)	$(168)	$52,738
Net income	—	—	—	—	—	15,710	—	15,710
Cancellation of common stock options	—	(15)	—	—	—	—	15	—
Issuance of common stock	179	304	—	—	—	—	—	304
Income tax benefit from exercise of stock options	—	598	—	—	—	—	—	598
Amortization of deferred compensation	—	—	—	—	—	—	57	57

Balance, December 31, 1998	22,154	62,901	—	—	—	6,602	(96)	69,407
Net income	—	—	—	—	—	21,243	—	21,243
Issuance of common stock	522	1,308	—	—	—	—	—	1,308
Income tax benefit from exercise of stock options	—	2,374	—	—	—	—	—	2,374
Amortization of deferred compensation	—	—	—	—	—	—	61	61

Balance, December 31, 1999	22,676	66,583	—	—	—	27,845	(35)	94,393
Acquisition of Cybex	19,441	(66,541)	862,012	—	—	—	(41,165)	754,306
Net loss	—	—	—	—	—	(130,556)		(130,556)
Acceleration of unvested stock option awards	—	—	9,821	—	—	—	(9,821)	—
Change in foreign currency translation adjustment, net of deferred income taxes of $19	—	—	—	—	(33)	—	—	(33)
Change in net unrealized losses on investments, net of deferred income taxes of $1,637	—	—	—	(2,848)	—	—	—	(2,848)
Issuance of common stock	1,703	2	1,936	—	—	—	—	1,938
Income tax benefit from exercise of stock options	—	—	24,641	—	—	—	—	24,641
Stock-based compensation	—	—	—	—	—	—	18,339	18,339

Balance, December 31, 2000	43,820	$44	$898,410	$(2,848)	$(33)	$(102,711)	$(32,682)	$760,180

Comprehensive loss in 2000 of $133,437 consists of $130,556 of net loss, $2,848 of unrealized loss on investments (net of deferred income taxes) and $33 of foreign currency translation adjustment (net of deferred income taxes). The unrealized loss on investments is net of $433 of realized losses on investments that are included in other income in the accompanying consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2000, 1999 and 1998
(In thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$(130,556)	$21,243	$15,710
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,223	626	348
Amortization of intangible assets	62,394	—	—
Stock-based compensation	18,339	61	57
Purchased research and development expenses and other acquisition costs	94,000	—	—
Net loss on sales of investments	433	—	—
Deferred income taxes	(6,409)	(98)	(159)
Income tax benefit from exercise of stock options	24,641	2,374	598
Changes in operating assets and liabilities, net of effects of purchase of Cybex:
Accounts receivable, net	(8,806)	(13,521)	(4,803)
Income taxes receivable	(4,487)	—	—
Other receivables	(9,993)	—	—
Inventories, net	(9,998)	(7,750)	(815)
Other assets	(2,042)	(618)	(135)
Accounts payable	(8,245)	2,280	1,089
Accrued liabilities, wages and commissions	5,068	844	103
Income taxes payable	(7,453)	2,829	278
Other liabilities	(28)	—	—

Net cash provided by operating activities	19,081	8,270	12,271

Cash flows from investing activities:
Cash acquired from purchase of Cybex	34,878	—	—
Purchases of property and equipment	(1,812)	(1,929)	(83)
Purchases of investments	(97,015)	(93,526)	(38,081)
Proceeds from sales of investments	71,283	67,078	48,236

Net cash provided by (used in) investing activities	7,334	(28,377)	10,072

Cash flows from financing activities:
Proceeds from issuance of common stock	1,938	1,308	304

Net cash provided by financing activities	1,938	1,308	304

Effect of exchange rate changes on cash and cash equivalents	(33)	—	—
Net increase (decrease) in cash and cash equivalents	28,320	(18,799)	22,647
Cash and cash equivalents, beginning of year	15,786	34,585	11,938

Cash and cash equivalents, end of year	$44,106	$15,786	$34,585

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,568	$6,100	$7,262

Noncash transactions:
During 2000, the Company recorded $2,848 of unrealized losses related to its available for sale investments. The unrealized losses were recorded as non-cash changes of long-term investments.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

(In thousands, except per share data)

1. Nature of Business and Basis of Presentation

    Avocent Corporation (the Company or Avocent) designs, manufactures and sells stand-alone switching systems, extension and remote access products for the client/server computing market. The switching systems, extension and remote access products help network administrators manage multiple servers from a single keyboard, video monitor and mouse configuration from extended distances or from remote locations, facilitating more efficient network management and administration. The Company sells products to dealers, end-users and original equipment manufacturers in the United States, Canada, Europe and Asia as well as in other foreign markets.

    Avocent was formed from the merger of Apex Inc ("Apex") and Cybex Computer Products Corporation ("Cybex") on July 1, 2000 when both Apex and Cybex merged with wholly owned subsidiaries of Avocent. The merger has been accounted for as a purchase of Cybex by Apex. Avocent's consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for the years ended December 31, 1999 and 1998 include only the historical results of Apex. Avocent's consolidated statement of operations, consolidated statement of stockholders' equity and consolidated statement of cash flows for the year ended December 31, 2000 include the twelve-month results of Apex for the period January 1, 2000 through December 31, 2000 and the six-month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000. Avocent's consolidated balance sheet as of December 31, 1999 includes only Apex's consolidated financial position. Avocent's consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex.

2. Summary of Significant Accounting Policies

    The principal accounting policies of the Company are as follows:

    Principles of Consolidation—The Company's consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents—The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

    Inventories—Raw materials, work in process, and finished goods are recorded using the lower of standard cost, which approximates first-in first-out (FIFO), or market.

    Financial Instruments—The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

    Investments—The Company's investments consist of corporate bonds, commercial paper and common stock. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The Company's investments at December 31, 2000 and 1999 have been classified as available for sale and held-to-maturity (see Note 5).

    Realized gains or losses on investments are computed using the specific identification method.

    Property Held for Lease—Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the lives of the lease.

    Property and Equipment—Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in earnings.

    Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Building	39 years
Leasehold improvements	5 - 39 years
Computer software and equipment	3 - 5 years
Other equipment	5 - 7 years

    Long-Lived Assets—The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying values. There were no such losses recognized during 2000, 1999 or 1998.

    Intangible Assets—Intangible assets are being amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Goodwill	5 - 7 years
Developed technology	5 years
Other	3 - 10 years

    At each balance sheet date, or as changes in circumstances arise, the Company evaluates the recoverability of intangible assets based upon utilization of related tangible assets and expectations of future cash flows. The Company believes that no impairment of remaining intangible assets exists at December 31, 2000.

    Liability For Sales And Warranty Returns—The Company's sales generally include a one-month unconditional return policy and a twelve-month warranty for product defects. The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to ninety days. The Company accrues for sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns. The liability for sales returns totaled approximately $2,224 and $75 at December 31, 2000 and 1999, respectively. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled approximately $2,301 and $545 at December 31, 2000 and 1999, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

    Stock-Based Compensation—The Company generally records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. For unvested options of Cybex that existed as of the merger date, the intrinsic value was computed as of the consummation date and the prorata portion related to future service was deferred (deferred compensation in the consolidated balance sheet) and is being amortized over the remaining vesting period of the stock options. The fair value of these unvested options as of the consummation date was computed and the amount in excess of the intrinsic value was included as additional purchase price of Cybex (Note 3).

    Concentrations of Customer Base and Credit Risk—One of the Company's OEM (original equipment manufacturer) customers accounted for 32% of net sales for 2000, 50% of net sales for 1999 and 43% of net sales for 1998. Accounts receivable from this customer represented approximately 34% and 60% of trade receivables at December 31, 2000 and 1999, respectively.

    The Company sells its products internationally to customers in several countries. Total export sales were approximately $84,123, $38,450 and $24,035 for 2000, 1999 and 1998, respectively.

    The Company places cash and investments in several high-quality financial institutions and limits the credit exposure from any one institution, issuer or instrument.

    Income Taxes—The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, liability for sales and warranty returns, unrealized loss on investments, acquired in-process research and development expenses, acquired intangible assets, foreign subsidiary intangibles and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    Foreign Currency—The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar. Resulting translation adjustments are recorded as a separate component of stockholders' equity.

    The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At December 31, 2000, the Company had five open forward contracts, all maturing in the first quarter of

2001, to purchase $3,100 in foreign currency. The fair value of the contracts at December 31, 2000 was approximately $3,100.

    Revenue Recognition—The Company generally records sales upon shipment of the related product, net of any discounts, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods. The Company's shipping and handling fees are included in net sales and the related costs are included in cost of sales in the accompanying consolidated statements of operations.

    The Company participates in cooperative advertising and market development programs with certain distributors. These programs are used by the Company to reimburse distributors for certain forms of advertising, and, in general, allow distributors credits up to a specified percentage of net purchases. The Company's costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses.

    Government Grants—The Company records government grants received in connection with its Shannon, Ireland operations as reductions of the corresponding expense in the consolidated statements of operations. Proceeds from the rent reduction grant are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of compensation expense over a twelve-month period from the creation of the related jobs.

    Grants recognized during the year ended December 31, 2000 as a reduction of related expenses totaled approximately $142. Accounts receivable of approximately $248 and deferred revenue of approximately $97 related to the grants were included in the accompanying consolidated balance sheet as of December 31, 2000. The maximum amount attainable under the Shannon agreements is $1,600, of which $1,352 has been received to date. The grants may be repayable, in whole or in part, upon certain conditions contained in the grant agreements.

    Research and Development Expense—Research and development costs are expensed as incurred.

    Software Development Costs—The costs of software development of the Company's products incurred between achieving technological feasibility and the integration into the Company's products available for sale to customers have not been material to date. Such costs, if material, would be capitalized. Additionally, costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage have not been material to date.

    Advertising Expense—Advertising costs are expensed as incurred. Advertising expense totaled approximately $5,205, $921 and $1,097 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Comprehensive Income—Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

    Use of Estimates—The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Recently Issued Accounting Standards—In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, (subsequently amended by SFAS No. 138) Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, which deferred the effective date provisions of SFAS No. 133 for the Company until the first quarter of 2001. These statements require all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The Company has evaluated the impact of SFAS No. 133 on the financial statements and currently does not believe the impact will be material.

    In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition. The Company has reviewed the requirements of SAB 101 and believes its existing accounting policies are consistent with the guidance provided in the SAB.

    Reclassifications—Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements in order to conform to the 2000 presentation. These reclassifications had no effect on previously reported net income, total cash flows or total stockholders' equity.

3. Merger of Apex and Cybex

    Purchase Price Determination and Allocation—On July 1, 2000, Apex and Cybex merged to form Avocent. According to the terms of the merger, each share of Apex common stock was converted into 1.0905 shares of Avocent common stock, and each share of Cybex common stock was converted into one share of Avocent common stock. For accounting purposes, the merger was treated as a purchase of Cybex by Apex. The total purchase consideration related to the acquisition was $783,009, determined as follows:

Common stock	$723,788
Outstanding options	30,518
Assumed liabilities and acquisition costs	28,703

Total purchase consideration	$783,009

    The market value of a share of common stock issued to a Cybex shareholder was $40.60 and was determined based on the average quoted market price of the Apex common stock over a five day period, including the day of and for the two days preceding and following the announcement of the merger. The excess of the fair value over the intrinsic value of the unvested Cybex options and the fair value of the vested Cybex options at the date of consummation has been included in the purchase consideration. The fair value of these options was determined using the Black-Scholes option pricing model using risk-free interest rates of 6.33% - 6.45%, an expected holding period of 2 - 7 years, expected volatility of 54%, and a dividend yield of 0%.

    The merger was recorded using the purchase method of accounting, and the purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Life
Tangible assets	$110,635	—
Patents and trademarks	12,018	5 - 7 years
In-process research and development	94,000	—
Developed technology	59,490	5 years
Assembled workforce	1,600	3 years
Reseller network	17,000	3 years
Deferred tax liability on intangible assets acquired	(33,930)	Various
Goodwill	522,196	5 years

Total purchase price allocation	$783,009

    In-process research and development expense and other merger costs included in the accompanying consolidated statement of operations for 2000 include the write-off of the $94,000 of in-process research and development acquired and approximately $10,000 of transaction related fees paid to external advisors.

    Pro Forma Financial Information—The following unaudited pro forma summary combines the results of operations of Apex and Cybex as if the merger had occurred on January 1, 1999. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective years, or of results which may occur in the future.

	Twelve Months Ended (Unaudited)
	December 31, 2000	December 31, 1999
Net sales	$294,048	$216,669
Net loss	$(82,930)	$(213,509)
Loss per share	$(1.93)	$(5.14)

    In-Process Research and Development—The fair value of the in-process research and development acquired in the merger was determined using the income approach excess earnings method based on the future cash flows that were projected to be generated by the products under development over their estimated economic lives.

    Cybex's in-process research and development activities consisted of hardware and software product concept formulation, engineering prototyping, software code programming and testing procedure design and development. The important elements of these in-process projects at the time of acquisition include product concepts and designs, software code, test specifications and processes and pre-prototype models. The fair value of the in-process products was determined on a product-line basis. Material cash inflows from significant projects are projected to commence in 2001.

    Cybex had several switch, extension and remote access projects in process at the time of the merger. The primary focus of the in-process projects involved developments that are expected to have reduced costs and increased functionality. At the time of the merger, the individual projects were in various stages of completion, and are currently projected to be introduced in 2001 and 2002.

    The research and development projects underway generally involved integrating the capabilities of the Cybex acquisitions of PixelVision Technology, Inc. (integrated, high information-content, digital display technology) and Fox Network Systems Corporation (remote access technology for the control and operation of personal computers and network servers from remote locations over telecommunications networks). Using these patented and unpatented intellectual property technologies with Cybex's own patented and unpatented KVM technology, the major research and development projects in development at the time of the merger included video enhancements, remote access improvements and server management parameter increases.

    The work to be performed in these projects varies, but at the time of the merger, the projects would be described as forty to seventy percent complete. The risks to successful commercialization are substantial. For instance, the engineering work to compress and alternate video between digital technology may not perform as anticipated, the projects (or the technology) may infringe on the intellectual property rights of third parties, and the projects may not result in commercially marketable or profitable products.

    The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will differ from historical levels due to anticipated competitive pressure, and are projected to be lower overall on higher unit volume. All technology projections were developed within the context of an overall revenue growth rate for Cybex of 25% to 30% annually, based on historical results and industry prospects.

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

    Revenue growth related to the in-process technology and development is embodied in products to be launched in fiscal years 2001 and 2002. These products have estimated economic lives ranging from five to seven years. The product life cycle is characterized by an approximate 2 year ramp up period, followed by a 2 to 3 year plateau exhibiting a growth rate of 25% to 50%, followed by a 2 to 3 year decline period. Operating margins are projected to remain relatively constant for these products over their remaining lives, with aggregate margins declining in later years due to shifts in product mix. The discount rate for the in-process research and development was estimated at 25%.

    The Company incurred approximately $2,700 in additional development costs relating to the in-process research and development which was completed in 2000.

4. Inventories

    Inventories consist of the following at December 31, 2000 and 1999:

	2000	1999
Raw materials	$10,712	$1,126
Work in process	7,379	2,633
Finished goods	16,367	7,724

	$34,458	$11,483

5. Investments

    The amortized cost and estimated fair values of held-to-maturity investments (carried at amortized cost) and available-for-sale securities (carried at fair value) are as follows:

	December 31, 2000
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Held-to-maturity investments:
Corporate bonds	$47,755	$—	$—	$47,755

Available-for-sale securities:
Mortgage backed securities guaranteed by U.S. government agencies	$29,617	$—	$—	$29,617
Equity securities	8,468	98	(4,675)	3,891

Totals	$38,085	$98	$(4,675)	$33,508

	December 31, 1999
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Held-to-maturity investments:
Corporate bonds	$45,180	$—	$—	$45,180

    All debt instruments with fixed maturities at December 31, 2000 and 1999 are due in one year or less.

    Gross realized gains on the sale of available for sale securities were approximately $754 and gross realized losses were approximately $1,187 for the year ended December 31, 2000.

6. Property Held for Lease

    The Company owns a building in Huntsville, Alabama and has executed a five-year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees. Rental income totaled approximately $111 for the year ended December 31, 2000.

    A summary of property held for lease at December 31, 2000 is as follows:

Building	$2,294
Accumulated depreciation	(192)

Property held for lease, net of accumulated depreciation	$2,102

    Future minimum rentals on this noncancelable operating lease are approximately as follows:

Year ending December 31:
2001	$221
2002	221
2003	221
2004	221
2005	93

$977

7. Property and Equipment

    Property and equipment consists of the following at December 31, 2000 and 1999:

	2000	1999
Land and land improvements	$1,799	$—
Building	7,033	—
Leasehold improvements	1,297	384
Computer software and equipment	6,069	1,152
Other equipment	7,632	1,303
Construction in progress	175	—

	24,005	2,839
Less accumulated depreciation	(7,943)	(933)

Property and equipment, net of accumulated depreciation	$16,062	$1,906

8. Intangible Assets

    Intangible assets consist of the following at December 31, 2000:

Goodwill	$523,128
Developed technology	59,490
Other	31,066

613,684
Less accumulated amortization	(63,774)

Intangible assets, net of accumulated amortization	$549,910

9. Short-Term Borrowings

    The Company has a bank line of credit which provides for borrowings of up to $2,000. Interest on outstanding advances is payable monthly at LIBOR plus 2.25% (approximately 8.81% at December 31, 2000). The line of credit is collateralized by the Company's accounts receivable, inventories, and certain intangible assets, and is due on demand. The line of credit expires September 10, 2001. The Company had no amounts outstanding under the line of credit at December 31, 2000.

10. Income Taxes

    The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 is comprised of the following:

	2000	1999	1998
U. S. operations:
Current:
Federal	$17,144	$11,204	$8,088
State	935	—	—

	18,079	11,204	8,088

Deferred:
Federal	(3,948)	(98)	(159)
State	(208)	—	—

	(4,156)	(98)	(159)

Total U.S. operations tax provision	13,923	11,106	7,929
Total foreign operations tax provision	630	—	—

Total provision for income taxes	$14,553	$11,106	$7,929

    The provision for federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2000	1999	1998
Computed "expected" federal income tax provision (benefit)	$(40,601)	$11,322	$8,274
Add (deduct):
CIC foreign sales corporation income	(798)	—	—
State income tax deduction	(140)	—	—
Tax effect resulting from foreign activities	(1,472)	(582)	(402)
Purchased research and development	32,900	—	—
Goodwill amortization	18,257	—	—
Compensation expense	2,190	—	—
Acquisition expenses	2,485	—	—
Other	1,732	366	57

	$14,553	$11,106	$7,929

    The components of the net deferred income tax assets and liabilities at December 31, 2000 and 1999 are as follows:

	2000	1999
Current deferred income tax asset:
Allowance for doubtful accounts	$751	$187
Liability for sales and warranty returns	1,385	191
Inventory	1,545	337
Unrealized loss on investments and foreign currency translation adjustment	1,656	—
Other	223	62

	$5,560	$777

Net noncurrent deferred income tax liability:
Accumulated depreciation	$(706)	$—
Foreign subsidiary intangibles and other	2,039	—
Acquired in-process research and development expenses	1,452	—
Acquired intangible asset	(29,639)	—
Other	1,151	—

	(25,703)	—
Less valuation allowance	(2,039)	—

	$(27,742)	$—

    The Company has a full valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its acquired foreign operations.

11. Stockholders' Equity

    Preferred Stock—The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2000. The Company had 1,000 shares of no par value preferred stock authorized and no shares issued and outstanding at December 31, 1999.

    Common Stock—The Company has 200,000 shares of $0.001 par value common stock authorized and 43,820 shares issued and outstanding at December 31, 2000. The Company had 100,000 shares of no par value common stock authorized and 22,676 shares issued and outstanding at December 31, 1999. The exchange of each share of Apex common stock for 1.0905 shares of Avocent common stock in connection with the merger of Apex and Cybex (Note 3) resulted in all capital stock and stock option information included in these consolidated financial statements and related notes being given retroactive effect to this exchange rate.

12. Earnings Per Share

    A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2000, 1999 and 1998 is as follows:

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount
For the Year Ended December 31, 2000
Basic EPS
Loss available to common stockholders	$(130,556)	33,266	$(3.92)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Loss available to common stockholders and assumed conversions	$(130,556)	33,266	$(3.92)
For the Year Ended December 31, 1999
Basic EPS
Income available to common stockholders	$21,243	22,484	$0.94
Effect of Dilutive Securities
Stock options		1,032
Diluted EPS
Income available to common stockholders and assumed conversions	$21,243	23,516	$0.90
For the Year Ended December 31, 1998
Basic EPS
Income available to common stockholders	$15,710	22,044	$0.71
Effect of Dilutive Securities
Stock options		868
Diluted EPS
Income available to common stockholders and assumed conversions	$15,710	22,912	$0.69

    There were no options outstanding at December 31, 1999 and 1998 with exercise prices that were greater than the average market price of the common shares in each respective year. At December 31, 2000, options to purchase 5,825 shares of common stock were outstanding but were not included in the computation of diluted net loss per share because inclusion of such options would have been antidilutive.

13. Commitments

    The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $1,503, $772 and $337 for the years ended December 31,

2000, 1999 and 1998, respectively. Approximate future minimum rental payments under the noncancelable operating leases are as follows:

Year ending December 31:
2001	$1,890
2002	1,932
2003	1,875
2004	852
2005	591
Thereafter	416

$7,556

14. Stock Option and Stock Purchase Plans

    The Company has stock option plans covering substantially all of its employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000. No additional options have been or will be granted under these pre-existing plans. Options outstanding under the Apex plan were converted to Avocent options at 1.0905 per outstanding option. Options outstanding under the Cybex plans were converted on a one for one basis.

    Apex had adopted the 1995 Employee Stock Option Plan (the Apex Plan), which provides for nonqualified and incentive stock options for officers, directors and employees, and reserved a total of 5,990 shares of common stock for issuance pursuant to the Apex Plan. At the time of the merger there were options to purchase 2,775 shares of common stock outstanding under the Apex Plan. Options under the Apex Plan will generally expire 10 years from the date of grant, or 5 years in the case of an optionee owning more than 10% of the voting power of all classes of stock. Purchase prices for common stock subject to options issued under the Apex Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four years.

    Cybex had adopted three plans, including the 1995 Employee Stock Option Plan (the Plan), the 1995 Outside Directors Option Plan (the 1995 Plan) and the 1998 Employee Stock Incentive Plan (the 1998 Plan). The 1995 Employee Stock Option Plan, which provides for nonqualified and incentive stock options for officers and employees, reserved a total of 1,961 shares of common stock for issuance pursuant to the Plan. At the time of the merger there were options to purchase 1,167 shares of common stock outstanding under the Plan. Options under the Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over five years.

    The 1995 Outside Directors Plan, which provides for nonqualified options for outside directors, reserved a total of 190 shares of common stock for issuance pursuant to the 1995 Plan. At the time of the merger there were options to purchase 37 shares of common stock outstanding under the 1995 Plan. Options under the 1995 Plan will generally expire 5 years from the date of grant. Purchase prices for common stock subject to options issued under the 1995 Plan generally approximate the fair market value of the related shares at the date of grant. Options vest and become exercisable immediately upon issuance.

    The 1998 Employee Stock Incentive Plan, which provides for nonqualified and incentive stock options for officers and employees, reserved a total of 1,688 shares of common stock for issuance pursuant to the 1998 Plan. At the time of the merger there were options to purchase 1,171 shares of common stock outstanding under the 1998 Plan. Options under the 1998 Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 1998 Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over two to five years.

    Avocent has adopted two additional stock option plans, the 2000 Stock Option Plan (the 2000 Plan) and the 2000 Transition Nonstatutory Stock Option Plan (the Transition Plan). The 2000 Stock Option Plan, which provides for nonqualified and incentive stock options for officers, directors and employees, reserved a total of 6,000 shares of common stock for issuance pursuant to the 2000 Plan. Options under the 2000 Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 2000 Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over two to four years.

    The 2000 Transition Nonstatutory Stock Option Plan, which provides for non-qualified and incentive stock options for employees, reserved a total of 450 shares of common stock for issuance pursuant to the Transition Plan. Options under the Transition Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the Transition Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four years.

    Pertinent information regarding the plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 1997	1,667	$0.11 - $14.44	$3.86
Options granted	2,181	$10.47 - $17.65	$13.69
Options cancelled	(166)	$0.11 - $13.70	$4.53
Options exercised	(159)	$0.11 - $11.46	$0.55

Options outstanding, December 31, 1998	3,523	$0.11 - $17.65	$10.07
Options granted	737	$10.60 - $22.01	$10.91
Options cancelled	(159)	$0.11 - $17.65	$9.80
Options exercised	(501)	$0.11 - $13.70	$2.12

Options outstanding, December 31, 1999	3,600	$0.11 - $22.01	$11.35
Options assumed due to acquisition	2,375	$3.78 - $37.45	$13.82
Options granted	2,238	$24.00 - $70.94	$49.59
Options cancelled	(356)	$5.50 - $58.50	$13.37
Options exercised	(2,032)	$0.11 - $27.17	$9.88

Options outstanding, December 31, 2000	5,825	$0.11 - $70.94	$27.49

    Included in the stock options exercised during 2000 were 354 shares which were exercised following the merger of Apex and Cybex for which vesting was accelerated at the discretion of the Board of Directors in connection with the merger. These options would have been forfeited had the vesting not been accelerated. As a result, the Company recorded compensation expense in 2000 of $9.8 million based on the excess of the intrinsic value at the acceleration date over the intrinsic value at the grant date.

    The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $ 9.48	1,114	6.63	$7.21	445	$6.01
$10.05 - $19.46	1,967	7.82	$13.31	727	$13.00
$20.33 - $34.88	698	9.10	$26.72	50	$25.46
$36.67 - $46.94	22	9.38	$40.62	—	—
$50.50 - $70.94	2,024	9.72	$52.55	10	$52.44

	5,825			1,232

    The options above were issued with exercise prices which approximate fair value at the date of grant. At December 31, 2000, 4,414 shares are available for grant under the plans.

    The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net income (loss)—as reported	$(130,556)	$21,243	$15,710
Net income (loss)—pro forma	$(143,942)	$16,366	$14,316
Diluted earnings (loss) per share—as reported	$(3.92)	$0.90	$0.69
Diluted earnings (loss) per share—pro forma	$(4.33)	$0.70	$0.62

    The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	1999	1998
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5
Expected volatility	83.7% - 87.3%	87.0%	80.0%
Risk-free interest rate	5.70% - 6.47%	5.51%	5.61%

    On December 9, 1996, the Company adopted an employee stock purchase plan (the ESPP), through which qualified employees may participate in common stock ownership. The ESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 375 shares of common stock for issuance under ESPP. The price of shares purchased under the ESPP is the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period, or 85% of the fair market value of the shares on the last day of the quarterly offering period. The ESPP administrator administers and interprets all rules and regulations applicable to the ESPP. Pursuant to the ESPP, 7 shares were issued at a weighted average price of $25.62 per share for the year ended December 31, 2000, and 21 shares were issues at a weighted average price of $12.99 per share for the year ended December 31, 1999. The ESPP was canceled July 1, 2000, the effective date of the merger between Apex and Cybex.

    On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP. There were no shares issued under this plan as of December 31, 2000.

15. Retirement Plan

    As a result of the merger, the Company has two 401(k) savings plans and a profit sharing plan covering substantially all employees. Under the Cybex plan, the employer will match 50% of an employee's contributions up to 6% of the employee's compensation. The Company may also elect to make discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the year ended December 31, 2000 under the Cybex plan. Under the Apex plan, the employer contributions are made at the discretion of the Board of Directors. The Company's expense for matching contributions under all plans totaled approximately $449, $162 and $121 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Effective January 1, 2001, the Company's two 401(k) plans will merge into one plan covering substantially all U.S. employees.

16. Contingencies

    The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company's business, operations, financial condition or cash flows.

17. Segment Reporting

    The Company's reportable segments are based on the Company's method of internal reporting which is disaggregated geographically. The Company's three reportable segments are Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland. The segments are evaluated based on gross profit. Selling, general and administrative costs, as well as research and development, interest income/expense and provision for taxes are reported on an entity-wide basis only. The Huntsville and Shannon segments were previously components of Cybex; therefore, the segment reporting presented below includes only financial data for the post-merger period July 1, 2000 through December 31, 2000 for these two segments.

    The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in Note 2, to the extent such policies affect the reported segment information. The operational distributions of the Company's revenues and gross margin for its reportable segments for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

	2000	1999	1998
Net sales:
Redmond	$131,984	$107,288	$75,640
Huntsville	59,676	—	—
Shannon	33,537	—	—
Less inter-company sales	(2,825)	—	—

	$222,372	$107,288	$75,640

Gross profit:
Redmond	$61,014	$49,914	$35,472
Huntsville	32,204	—	—
Shannon	16,524	—	—
Eliminations	32	—	—

	$109,774	$49,914	$35,472

    The operational distribution of the Company's identifiable assets as of December 31, 2000 and 1999 are as follows:

	2000	1999
Assets:
Redmond	$161,545	$104,314
Huntsville	646,752	—
Shannon	33,594	—

Total identifiable assets	841,891	104,314
Eliminations	(26,002)	—

Total assets	$815,889	$104,314

18. Summarized Quarterly Financial Data (Unaudited)

    The following table presents unaudited quarterly operating results for each of the Company's last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the

Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.

	Three Months Ended
	March 31, 2000	June 30, 2000	September 29, 2000	December 31, 2000
Net sales	$28,244	$36,447	$77,154	$80,527
Gross profit	$13,653	$16,799	$38,673	$40,649
Income (loss) from operations	$8,145	$10,348	$(127,202)	$(12,993)
Net income (loss)	$6,001	$7,540	$(124,355)	$(19,742)
Net income (loss) per share(1):
Basic	$0.26	$0.33	$(2.89)	$(0.45)
Diluted	$0.25	$0.31	$(2.89)	$(0.45)

	Three Months Ended
	April 2, 1999	July 2, 1999	October 1, 1999	December 31, 1999
Net sales	$20,678	$26,583	$24,898	$35,129
Gross profit	$9,774	$12,405	$11,858	$15,877
Income from operations	$5,333	$6,990	$7,049	$9,924
Net income	$3,980	$5,061	$5,129	$7,073
Net income per share(1):
Basic	$0.18	$0.23	$0.23	$0.31
Diluted	$0.17	$0.22	$0.22	$0.30

(1)
The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the estimated value of the Company's common stock during the year and the effect these variations had on the shares outstanding calculation. Additionally, for 2000, the weighted average shares outstanding calculation for the fiscal year includes the shares issued to effect the merger from the date of the merger through year-end.

19. Patent Dispute

    The Company filed a complaint for infringement of U.S. Patent Number 5,721,842 (the Patent) in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998. The complaint alleges that the products manufactured and sold by the defendant embody the inventions claimed in the Patent, and sought injunctive relief, damages, attorney's fees and costs. The complaint in the CCC lawsuit was filed but had not been formally served on CCC as of December 31, 1998. In 1999, the case was stayed by the District Court, and the Company was directed to file status updates every six months. In early 2000, the District Court, while retaining full jurisdiction, removed the case from the Court's active caseload and directed the Company to continue to file status reports with Court every six months.

20. Subsequent Event

    On January 3, 2001, the Company acquired Equinox Systems Inc. (Equinox) for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes software and hardware products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value added resellers and original equipment manufacturers.

    The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets acquired. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses will be capitalized and the remaining amounts of purchased in-process research and development will be expensed upon the closing of the transaction. A summary of the total estimated purchase consideration is as follows:

Cash paid for outstanding shares	$55,607
Outstanding options	10,579
Assumed liabilities and acquisition costs	4,081

Total purchase price consideration	$70,267

    The acquisition was funded through available cash and the issuance of short-term debt. The Company borrowed a total of $45,000 at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001). On the closing of the Equinox transaction, the Company acquired $24,295 in cash and short-term investments held by Equinox.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

PART III

    Information with respect to this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2001 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)(1) Financial Statements

  (a)(2) Financial Statement Schedules

Schedule of Valuation and Qualifying Accounts
For the year ended December 31, 2000 (in thousands)

	Beginning Balance	Assumed on the Acquisition of Cybex(1)	Charged to Income(2)	Deductions from Reserves(2)	Ending Balance
Year ended December 31, 2000:
Allowance for doubtful accounts	$535	2,170		(23)	$2,682
Allowance for inventory obsolescence	$341	2,466	454		$3,261
Liability for sales returns	$75	2,442		(293)	$2,224
Liability for warranty returns	$545	915	841		$2,301
Valuation allowance for income taxes	$—	$2,039			$2,039
(1)
These are the balances assumed from the acquisition of Cybex Computer Products Corp.

(2)
Additions and deductions to valuation and qualifying accounts were netted for presentation purposes due to being insignificant to the December 31, 2000 financial statements.

Note: No schedules were prepared for 1998 and 1999 as the balances and activity were immaterial for those periods.

  (a)(3) Exhibits

Incorporated by Reference
Exhibit Number
	Exhibit Description	Form	Entity(1)	Date	Number	Included
2.1	Agreement and Plan of Reorganization dated March 8, 2000, by and among Apex Inc., Cybex Computer Products Corporation, and the Company (f/k/a Aegean Sea Inc.)	S-4	AGI	3/31/00	Ex. 2.1
2.2	Plan and Agreement of Merger dated November 3, 2000, by and among Blue Marlin Acquisition Corporation, Equinox Systems Inc., and the Company	8-K	AVCT	11/20/00	Ex. 2.1
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)					X
3.2	Amended Bylaws of Avocent Corporation					X
10.2	Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.9
10.2.1	Form of Nonstatutory Stock Option Letter Agreement related to Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.10
10.3	Cybex Computer Products Corporation 1995 Employee Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.3
10.4	Cybex Computer Products Corporation 1995 Outside Directors Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.4
10.5	Cybex Computer Products Corporation 1998 Employee Stock Incentive Plan	10-K	Cybex	6/26/98	Ex. 10.7
10.6	Apex Inc. Employee Stock Purchase Plan	SB-2	Apex	12/12/96	Ex. 10.11
10.7	Equinox Systems Inc. 1992 Non-Qualified Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.6
10.8	Equinox Systems Inc. 1993 Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.7
10.9	Equinox Systems Inc. Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.8
10.10	Equinox Systems Inc. 2000 Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.9
10.17	Employment and Non-competition Agreement dated March 7, 2000 by and between Apex Inc. and C. David Perry	S-4/A	AVCT	5/30/00	Ex. 10.17
10.19	Amendment Agreement dated March 7, 2000 by and between Apex Inc. and Kevin J. Hafer	10-K	Apex	5/30/00	Ex. 10.3.3
10.19.1	First Amendment to Amendment Agreement dated December 1, 2000 between Apex Inc and Kevin J. Hafer					X
10.20	Purchase Agreement dated September 19, 1994 between Apex Inc. and Compaq Computer Corporation, as amended[2]	SB-2	Apex	12/12/96	Ex. 10.6
10.21	Amendment to Purchase Agreement effective as of August 6, 1998 between Apex Inc. and Compaq Computer Corporation(2)	10-Q	Apex	11/9/98	Ex. 10.6.2
10.22	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and R. Byron Driver	10-Q	AVCT	9/29/00	Ex. 10.1

10.23	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Barry L. Harmon	10-Q	AVCT	9/29/00	Ex. 10.2
10.24	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Gary R. Johnson	10-Q	AVCT	9/29/00	Ex. 10.3
10.25	Amended and Restated Employment and Noncompetition Agreement among Avocent International Ltd., the Company, and Kieran MacSweeney	10-Q	AVCT	9/29/00	Ex. 10.4
10.26	Amended and Restated Employment and Noncompetition Agreement among Cybex Computer Products Corporation, the Company, and Victor Odryna	10-Q	AVCT	9/29/00	Ex. 10.5
10.27	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Douglas E. Pritchett	10-Q	AVCT	9/29/00	Ex. 10.6
10.28	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Samuel F. Saracino	10-Q	AVCT	9/29/00	Ex. 10.7
10.29	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Christopher L. Thomas	10-Q	AVCT	9/29/00	Ex. 10.8
10.30	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Stephen F. Thornton	10-Q	AVCT	9/29/00	Ex. 10.9
10.31	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Doyle C. Weeks	10-Q	AVCT	9/29/00	Ex. 10.10
10.32	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.33	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan	10-Q	AVCT	9/29/00	Ex. 10.12
10.34	Avocent Corporation 2000 Stock Option Plan	Sched. 14A	AVCT	11/3/00	App. A
10.35	Avocent Corporation 2000 Employee Stock Purchase Plan	Sched. 14A	AVCT	11/3/00	App. B
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants					X
24.1	Power of Attorney(3)					X

(1)
The following abbreviations are used to identify corporate entities:

    AVCT = Avocent Corporation

    AGI = Aegean Sea Inc. (now known as Avocent Corporation)

    Apex = Apex Inc.

    Cybex = Cybex Computer Products Corporation

(2)
Confidential treatment has previously been requested for portions of these documents.

(3)
Set forth on page 67 and incorporated herein by reference.

  (b) Reports on Form 8-K

    We filed a current Report on Form 8-K on November 20, 2000 in connection with our acquisition of Equinox Systems Inc., a Florida corporation.

  (c) Exhibits

    See Item 14(a)(3), above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVOCENT CORPORATION
By:	/s/ STEPHEN F. THORNTON Stephen F. Thornton Chairman of the Board, President and Chief Executive Officer Date: March 27, 2001

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

    That the undersigned officers and directors of Avocent Corporation do hereby constitute and appoint Doyle C. Weeks and Samuel F. Saracino, and each of them, the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Avocent Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEPHEN F. THORNTON Stephen F. Thornton	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2001
/s/ DOUGLAS E. PRITCHETT Douglas E. Pritchett	Senior Vice President of Finance, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 27, 2001
/s/ DOYLE C. WEEKS Doyle C. Weeks	Director	March 27, 2001
/s/ BARRY L. HARMON Barry L. Harmon	Director	March 27, 2001
/s/ JOHN R. COOPER John R. Cooper	Director	March 27, 2001
/s/ EDWIN L. HARPER Edwin L. Harper	Director	March 27, 2001
/s/ WILLIAM MCALEER William McAleer	Director	March 27, 2001

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4 Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters.
  Price Range of Common Stock; Holders of Record
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
  Item 8. Financial Statements.
Index to Consolidated Financial Statements
Report of Independent Accountants
Avocent Corporation Consolidated Balance Sheets December 31, 2000 and 1999 (In thousands, except per share data)
Avocent Corporation Consolidated Statements of Operations For the Years Ended December 31, 2000, 1999 and 1998 (In thousands, except per share data)
Avocent Corporation Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2000, 1999 and 1998 (In thousands)
Avocent Corporation Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999 and 1998 (In thousands)
Avocent Corporation Notes to Consolidated Financial Statements (In thousands, except per share data)
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY