Form 10-Q
period 2001-03-30
AVOCENT CORP
filed 2001-05-14
CIK 1109808

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2001

or

/ /	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from                to

Commission file number: 000-30575

AVOCENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	91-2032368 (I.R.S. Employer Identification Number)
4991 Corporate Drive Huntsville, Alabama (Address of Principal Executive Offices)	35805 (Zip Code)

256-430-4000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 7, 2001, the number of outstanding shares of the Registrant's Common Stock was 44,173,609.

AVOCENT CORPORATION
FORM 10-Q
March 30, 2001

INDEX

			Page(s)
Part I	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Income Statements (unaudited) for the Three Months Ended March 30, 2001 and March 31, 2000	3
		Condensed Consolidated Balance Sheets at March 30, 2001 (unaudited) and December 31, 2000	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 30, 2001 and March 31, 2000	5
		Notes to Condensed Consolidated Financial Statements (unaudited)	6-10
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-15
	Item 3.	Quantitative and Qualitative Disclosures about Market Risks	16
Part II	Other Information
	Item 1.	Legal Proceedings	17
	Item 6.	Exhibits and Reports on Form 8-K	17
Signatures			18

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	For the three months ended
	March 30, 2001	March 31, 2000
	(unaudited)	(unaudited)
Net sales	$73,174	$28,244
Cost of sales	37,340	14,591

Gross profit	35,834	13,653

Research and development expenses	5,693	1,451
In-process research and development expenses and other acquisition costs	4,570	—
Selling, general and administrative expenses	19,641	4,057
Amortization of intangible assets	33,060	—

Total operating expenses	62,964	5,508

Income (loss) from operations	(27,130)	8,145
Other income, net	1,300	917

Income (loss) before income taxes	(25,830)	9,062
Provision for income taxes	2,293	3,061

Net income (loss)	$(28,123)	$6,001

Earnings (loss) per share:
Basic	$(0.64)	$0.26

Diluted	$(0.64)	$0.25

Weighted average shares used in computing earnings (loss) per share:
Basic	43,982	22,972

Diluted	43,982	24,492

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$55,904	$44,106
Investments maturing within one year	49,806	77,372
Accounts receivable, net	60,163	63,532
Income taxes receivable	5,453	4,487
Other receivables	—	10,800
Inventories, net	52,316	34,458
Other current assets	3,746	3,029
Deferred tax assets	6,933	5,560

Total current assets	234,321	243,344

Investments	5,826	3,891
Property held for lease, net	2,053	2,102
Property and equipment, net	22,712	16,062
Intangible assets, net	548,411	549,910
Other assets	732	580

	$814,055	$815,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,674	$8,869
Accrued wages and commissions	3,896	3,965
Accrued liabilities	13,263	13,400
Income taxes payable	6,603	1,610
Other accrued expenses	121	123

Total current liabilities	32,557	27,967
Deferred tax liability	31,293	27,742

	63,850	55,709

Stockholders' equity:
Preferred stock, 5,000 and 1,000 shares authorized, no shares issued and outstanding as of March 30, 2001, and December 31, 2000, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 44,087 and 43,820 shares issued and outstanding as of March 30, 2001 and December 31, 2000, respectively	44	44
Additional paid-in capital	914,432	898,410
Accumulated other comprehensive loss	(2,808)	(2,881)
Deferred compensation	(30,629)	(32,682)
Retained deficit	(130,834)	(102,711)

Total stockholders' equity	750,205	760,180

	$814,055	$815,889

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 30, 2001	March 31, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(28,123)	$6,001

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,195	192
Amortization of intangible assets	33,060	—
Stock-based compensation	4,806	35
Purchased in-process research and development expenses	4,570	—
Net loss on sale of investments	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,892	4,180
Other receivables	10,800	—
Inventories, net	(14,292)	(3,463)
Other assets	572	(45)
Accounts payable	(2,161)	(2,098)
Accrued compensation	(924)	(473)
Other accrued expenses	(1,361)	(134)
Income taxes, current and deferred	1,293	(2,422)

Total adjustments	44,467	(4,228)

Net cash provided by operating activities	16,344	1,773

Cash flows from investing activities:
Purchase of Equinox Systems Inc., net of cash and investments	(31,725)	—
Purchases of property and equipment	(1,198)	(191)
Purchases of investments	(14,571)	(33,820)
Maturities of investments	20,644	27,147
Proceeds from sales of investments	19,654	—
Deferred acquisition costs		(1,338)

Net cash used in investing activities	(7,196)	(8,202)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	45,000	—
Repayment of short-term debt	(45,000)	—
Proceeds from employee stock plans	2,691	8,479

Net cash provided by financing activities	2,691	8,479

Effect of exchange rate changes on cash and cash equivalents	(41)	—
Net increase in cash and cash equivalents	11,798	2,050
Cash and cash equivalents at beginning of period	44,106	15,786

Cash and cash equivalents at end of period	$55,904	$17,836

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.  Basis of presentation

    Avocent Corporation was formed from the merger of Apex Inc. ("Apex") and Cybex Computer Products Corporation ("Cybex") on July 1, 2000 when both Apex and Cybex merged with wholly owned subsidiaries of Avocent. The merger has been accounted for as a purchase of Cybex by Apex. Avocent's condensed consolidated income statement and condensed consolidated statement of cash flows for the three months ended March 31, 2000 include only Apex's historical results. Avocent's condensed consolidated income statement and condensed consolidated statement of cash flows for the three months ended March 30, 2001 include the results of Apex, Cybex, and Equinox, which was acquired January 3, 2001. Avocent's condensed consolidated balance sheet as of March 30, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent's condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2000, which is on file with the Securities and Exchange Commission.

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

Note 2.  Inventories

    Inventories consisted of the following at:

	March 30, 2001	December 31, 2000
	(unaudited)
Raw materials	$23,847	$10,712
Work-in-process	7,290	7,379
Finished goods	21,179	16,367

	$52,316	$34,458

Note 3.  Stock options and deferred compensation

    Deferred compensation—We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger. Additionally, we recorded $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition. The deferred compensation is being amortized over the vesting period of the options for which it was recorded.

    Stock option exercises—Options to purchase 267 shares of our Common Stock were exercised during the quarter ended March 30, 2001.

Note 4.  Accumulated other comprehensive loss

    We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders' equity. For the three months ended March 30, 2001, total other comprehensive income amounted to $73. As of March 30, 2001, total accumulated other comprehensive loss was ($2,808).

Note 5.  Earnings (loss) per share

	For the three months ended
	March 30, 2001	March 31, 2000
Net income (loss)	$(28,123)	$6,001

Weighted average shares used in computing basic earnings (loss) per share	43,982	22,972
Dilutive effect of employee stock options after application of the treasury method	—	1,520

Weighted average shares used in computing diluted earnings (loss) per share	43,982	24,492

Note 6.  Segment Reporting

    Our reportable segments are based on our method of internal reporting which is disaggregated operationally. Our three reportable segments, Redmond, Washington, Huntsville, Alabama, and Shannon, Ireland, are evaluated based on gross profit. Selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for taxes, are reported on an entity-wide basis only. The Huntsville and Shannon locations were previously Cybex entities; therefore, the segment reporting presented below includes only financial data for the three months ended March 30, 2001 for these locations.

    The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report to the extent such policies affect the reported segment information. The operational distributions of our revenues and gross margin for our reportable segments for the three months ended March 30, 2001 and March 31, 2000 are as follows:

	For the three months ended
	March 30, 2001	March 31, 2000
	(unaudited)	(unaudited)
Net sales:
Redmond	$20,494	$28,244
Huntsville	38,266	—
Shannon	17,970	—
Less inter-segment	(3,556)	—

	$73,174	$28,244

	For the three months ended
	March 30, 2001	March 31, 2000
	(unaudited)	(unaudited)
Gross profit:
Redmond	$7,917	$13,653
Huntsville	19,516	—
Shannon	8,465	—
Less inter-segment	(64)	—

	$35,834	$13,653

    The operational distribution of our identifiable assets as of March 30, 2001 and December 31, 2000 is as follows:

	March 30, 2001	December 31, 2000
	(unaudited)
Assets
Redmond	$134,503	$161,545
Huntsville	668,592	646,752
Shannon	34,243	33,594

Total identifiable assets	837,338	841,891
Eliminations	(23,283)	(26,002)

Total assets	$814,055	$815,889

Note 7.  Acquisition of Equinox Systems Inc.

    On January 3, 2001, we acquired Equinox Systems Inc. ("Equinox") for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value added resellers and original equipment manufacturers.

    The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction. A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$55,607
Outstanding options	10,579
Assumed liabilities and acquisition costs	4,456

Total purchase consideration	$70,642

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Life
Tangible assets	$40,476	—
Patents and trademarks	1,680	7 years
In-process research and development	4,570	—
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 - 6 years
Deferred tax liability on intangible assets acquired	(5,962)	—
Goodwill	19,328	5 years

Total purchase price allocation	$70,642

    The acquisition was funded through available cash and the issuance of short-term debt. We borrowed a total of $45,000 at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001). All borrowings were repaid during the quarter ended March 30, 2001. On the closing of the Equinox transaction, we acquired $24,295 in cash and short-term investments held by Equinox.

    Pro Forma Financial Information—The following unaudited pro forma summary combines the results of operations of Apex and Cybex as if the merger had occurred on January 1, 2000 and includes the results of operations of Equinox as if the acquisition had occurred on January 1, 2000. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective years, or of results which may occur in the future.

	Three Months Ended (Unaudited)
	March 30, 2001	March 31, 2000
Net sales	$73,174	$65,554
Net loss	$(23,685)	$(135,065)
Loss per share	$(0.54)	$(3.20)

Note 8.  Recently Issued Accounting Standards

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, (subsequently amended by SFAS No. 138) Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, which deferred the effective date provisions of SFAS No. 133 for us until the first quarter of 2001. These statements require all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The impact of SFAS No. 133 on the financial statements was not material for the first quarter of 2001.

    The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At March 30, 2001, we had two open forward contracts, all maturing in the second quarter of 2001, to purchase $2,200 in foreign currency. The fair value of the contracts at March 30, 2001 was approximately $2,200.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    THE INFORMATION IN THIS ITEM 2—"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, INVENTORY, CAPITAL NEEDS, MERGER ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2001.

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

    Avocent's condensed consolidated income statement and condensed consolidated statement of cash flows for the three months ended March 31, 2000 include only Apex's historical results. Avocent's condensed consolidated income statement and condensed consolidated statement of cash flows for the three months ended March 30, 2001, include the results of Apex, Cybex, and Equinox, acquired January 3, 2001. Avocent's condensed consolidated balance sheet as of March 30, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent's condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

    We provide comprehensive "plug and play" switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products sold under the Avocent, Apex, Cybex, and Equinox brands including our AutoView™, DS1800™, OutLook®, ViewPoint®, and XP®4000 Series products. Our switching products help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.

    A substantial portion of our revenue is derived from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited amount of direct customers. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders. For the three months ended March 30, 2001, sales to our OEM customers, our reseller and distributor network, and our direct sales were approximately 38%, 57% and 5%, respectively, of our net sales.

    With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This factor is currently affecting our business with certain OEMs and other server manufacturers, and we believe that it will continue to make our sales more difficult to predict and inventory levels more difficult to manage.

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

Acquisition of Equinox

    On January 3, 2001, we acquired Equinox Systems Inc. ("Equinox") for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value added resellers and original equipment manufacturers.

    The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction. The purchase price allocation was as follows: $40.5 million of tangible assets, $12.2 million of identifiable intangible assets, $6.0 million of deferred tax liability on intangible assets acquired, $19.3 million of goodwill, and $4.6 million of in-process research and development. The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

Results of Operations

    The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	March 30, 2001	March 31, 2000
Net sales	100.0%	100.0%
Cost of sales	51.0	51.7

Gross profit	49.0	48.3
Operating expenses:
Research and development expenses	7.8	5.1
In-process research and development expenses and other acquisition costs	6.2	—
Selling, general and administrative expenses	26.8	14.4
Amortization of intangible assets	45.2	—

Total operating expenses	86.0	19.5

Income (loss) from operations	(37.0)	28.8
Other income, net	1.8	3.2

Income (loss) before income taxes	(35.2)	32.0
Provision for income taxes	3.1	10.8

Net income (loss)	(38.3)%	21.2%

    Net sales.  Our net sales consist of sales of switching systems, digital connectivity solutions, serial connectivity devices, extension and remote-access products, and display products. Net sales increased 159% to $73.2 million for the first quarter of 2001 from $28.2 million for the first quarter of 2000. This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000. Additionally, revenues from Equinox, acquired on January 3, 2001, contributed over $5 million to the increase in net sales. Sales across our operational segments for the quarter were $37.1 million in Huntsville, $18.2 million in Redmond, and $17.8 million in Shannon. The allocation of sales across these segments is expected to fluctuate as we shift sales from our Redmond facility to our Shannon facility to take advantage of our 10% corporate tax rate in Shannon. Additionally, all revenues from the Sunrise location are grouped with our Huntsville segment since shipping of Equinox branded products will be shifted to the Huntsville location during the second quarter of 2001.

    Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and directs sales; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. The addition of Cybex customers as a result of the merger had a direct impact on gross margin. Cybex's gross profit percentages have historically been higher than Apex's primarily due to the composition of the Cybex customer base. Historically, Cybex sales were largely to resellers which typically have higher gross margins than sales to OEMs. Partially offsetting the benefit of the Cybex customer composition were charges totaling approximately $700 thousand in deferred compensation amortization related to stock options for manufacturing employees recognized as a result of the merger of Apex and Cybex and the acquisition of Equinox. Additionally, higher than normal sales returns and lower overhead absorption also reduced margins. Gross profit increased to 49.0% in the first quarter of 2001 from 48.3% in the first quarter of 2000 due to the factors discussed above.

    Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred. Research and development expenses were $5.7 million, or 7.8% of net sales, in the first quarter of 2001 compared to $1.5 million, or 5.1% of net sales, for the first quarter of 2000. The large increase in the amount spent on research and development can be attributed to the impact of the merger effective July 1, 2000 and the acquisition of Equinox, effective January 3, 2001. The additional costs of the Cybex and Equinox research and development teams include approximately $1.2 million in deferred compensation amortization for certain engineering employees recognized as a result of the merger and acquisition. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

    In-process research and development expense.  The in-process research and development expense of $4.6 million in the first quarter of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies. The charge for Equinox in-process technologies is non-recurring.

    Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $19.6 million, or 26.8% of net sales, for the first quarter of 2001 compared to $4.1 million, or 14.4% of net sales, for the first quarter of 2000. Selling, general and administrative expenses in the first quarter of 2001 include $3.3 million of deferred compensation amortization expense related to stock options. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to growth in our business and to the addition of Cybex and Equinox expenses as a result of the merger between Apex and Cybex on July 1, 2000, and the acquisition of Equinox on January 3, 2001. We expect selling, general and administrative expenditures, in dollars, to remain consistent sequentially in the second quarter of 2001 and decline in the third and fourth quarters of 2001.

    Amortization of intangible assets.  Amortization of intangible assets is comprised of the amortization of the amounts allocated to the identifiable intangible assets and goodwill that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction. Also included is the amortization of similar assets created as a result of the acquisition of Equinox. The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill. Amortization of identifiable intangible assets and goodwill was $33.1 million or 45.2% of net sales for the first quarter of 2001.

    Other income, net.  Other income was $1.3 million for the first quarter of 2001, up from $900 thousand for the first quarter of 2000. The increase related primarily to interest income from increased cash and investments. The increase in cash and investments was provided by the addition of the Cybex cash, cash equivalents, and investments as a result of the merger effective July 1, 2000, the addition of the Equinox cash, cash equivalents, and investments as a result of the acquisition effective January 3, 2001, and the cash from our operations in 2000 and in the first quarter of 2001.

    Net income (loss).  Our net loss for the first quarter of 2001 was $28.1 million compared to net income of $6.0 million for the first quarter of 2000, as a result of the above factors. Net loss as a percentage of sales for the first quarter of 2001 was 38.3%, compared to net income as a percentage of sales for the first quarter of 2000 of 21.2%.

Liquidity and Capital Resources

    As of March 30, 2001, our principal sources of liquidity consisted of approximately $112 million in cash, cash equivalents, and investments. In addition, we have a bank line of credit for borrowings of $2.0 million at LIBOR + 2.25% with a maturity date of September 2001. There were no amounts outstanding under this credit facility at March 30, 2001. In early January 2001, we borrowed a total of $45 million at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001) to temporarily finance our acquisition of Equinox, pending maturity of certain short-term investments. All borrowings were repaid during the quarter ended March 30, 2001. On the closing of the Equinox transaction, we acquired approximately $24.3 million in cash and short-term investments held by Equinox.

    Our operating activities generated cash of approximately $16 million in the first three months of 2001, compared to approximately $2 million in the first three months of 2000. After adjusting the net loss for merger and acquisition related items, the large increase in cash flow from operations for the first three months of 2001 compared to the first three months of 2000 resulted primarily from the change in accounts receivable and other receivables. The decrease in receivables from December 31, 2000 is a result of the timing of sales and our collection efforts, and the decrease in receivables was largely offset by an increase in inventory.

    Inventory levels increased in the first quarter of 2001 due to the purchase of long-lead items and transfer of completed subassemblies from a vendor for our DS1800 product. During the fourth quarter of 2000, we sold a large amount of our DS1800 components to a subcontractor to produce DS1800 subassemblies. The value of these components was carried as other receivables at year-end and the value was transferred back to inventory from other receivables upon the receipt of the subassemblies. The inventory levels as of March 30, 2001 were higher than normal, and we expect to reduce our inventory during 2001.

    We believe that our existing cash balances, investments, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

    Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at March 30, 2001. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

    We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of March 30, 2001, the fair value of our available-for-sale equity investments was $1.7 million. A 20 percent adverse change in equity prices would result in a decrease of approximately $335 thousand in the fair value of our available-for-sale equity securities as of March 30, 2001.

    The value of certain foreign currencies versus the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. Dollar, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are expressed in U.S. dollars. We engage in some hedging programs aimed at limiting the impact of currency fluctuations. These hedging activities provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

    See description of legal proceedings in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 27, 2001.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

  (b)
  Reports on Form 8-K

    We filed a current Report on Form 8-K on January 18, 2001 in connection with our acquisition of Equinox Systems Inc., a Florida corporation. The Acquisition was consummated on January 3, 2001, prior to which the shareholders of Equinox duly approved the Acquisition in accordance with the corporate laws of the State of Florida.

    ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION. (Registrant)
Date: May 14, 2001	/s/ DOUGLAS E. PRITCHETT Douglas E. Pritchett Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

QuickLinks

AVOCENT CORPORATION FORM 10-Q March 30, 2001 INDEX
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