Form 10-Q
period 2001-06-29
AVOCENT CORP
filed 2001-08-13
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from __________ to __________/

Commission file number: 000-30575

AVOCENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	91-2032368

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4991 Corporate Drive Huntsville, Alabama	35805

(Address of Principal Executive Offices)	(Zip Code)

256-430-4000
(Registrant’s Telephone Number, Including Area Code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

             As of August 6, 2001, the number of outstanding shares of the Registrant’s Common Stock was 44,550,788.

AVOCENT CORPORATION
FORM 10-Q
JUNE 29, 2001

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$65,079	$36,447	$138,254	$64,691
Cost of sales	46,008	19,648	83,349	34,239

Gross profit	19,071	16,799	54,905	30,452

Research and development expenses	6,042	1,672	11,735	3,123
In-process research and development expenses and other acquisition costs	—	—	4,570	—
Selling, general and administrative expenses	20,613	4,779	40,254	8,836
Amortization of intangible assets	33,377	—	66,437	—

Total operating expenses	60,032	6,451	122,996	11,959

Income (loss) from operations	(40,961)	10,348	(68,091)	18,493
Interest income	1,509	1,072	2,810	1,989

Income (loss) before income taxes	(39,452)	11,420	(65,281)	20,482
Provision for (benefit from) income taxes	(2,597)	3,880	(304)	6,941

Net income (loss)	$(36,855)	$7,540	$(64,977)	$13,541

Earnings (loss) per share:
Basic	$(0.83)	$0.33	$(1.47)	$0.59

Diluted	$(0.83)	$0.31	$(1.47)	$0.55

Weighted average shares used in computing earnings per share:
Basic	44,307	23,180	44,147	23,076

Diluted	44,307	24,485	44,147	24,490

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2001	December 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,756	$44,106
Investments maturing within one year	75,638	77,372
Accounts receivable, net	54,498	63,532
Income taxes receivable	1,823	4,487
Other receivables	—	10,800
Inventories, net	37,943	34,458
Other current assets	2,885	3,029
Deferred tax assets	7,372	5,560

Total current assets	238,915	243,344

Investments	1,570	3,891
Property held for lease, net	2,004	2,102
Property and equipment, net	23,033	16,062
Intangible assets, net	518,036	549,910
Other assets	656	580

	$784,214	$815,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,329	$8,869
Accrued wages and commissions	5,668	3,965
Accrued liabilities	16,008	13,523
Income taxes payable	3,053	1,610

Total current liabilities	31,058	27,967
Deferred tax liability	29,008	27,742

	60,066	55,709

Stockholders' equity:
Preferred stock, 5,000 and 1,000 shares authorized, no shares issued and outstanding as of June 29, 2001, and December 31, 2000, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 44,532 and 43,820 shares issued and outstanding as of June 29, 2001 and December 31, 2000, respectively	45	44
Additional paid-in capital	920,046	898,410
Accumulated other comprehensive loss	(2,429)	(2,881)
Deferred compensation	(25,826)	(32,682)
Retained deficit	(167,688)	(102,711)

Total stockholders' equity	724,148	760,180

	$784,214	$815,889

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 29, 2001	June 30, 2000

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(64,977)	$13,541

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,127	393
Amortization of intangible assets	66,437	—
Stock-based compensation	9,608	35
Purchased in-process research and development expenses	4,570	—
Net loss on sale of investments	14	—
Changes in operating assets and liabilities:
Accounts receivable, net	12,557	1,051
Other receivables	10,800	—
Inventories, net	81	3,100
Other assets	(1,444)	264
Accounts payable	(4,506)	(2,504)
Accrued wages and commissions	848	2,335
Accrued liabilities	1,263	785
Income taxes, current and deferred	(1,351)	(1,878)

Total adjustments	101,004	3,581

Net cash provided by operating activities	36,027	17,122

Cash flows from investing activities:
Purchase of Equinox Systems Inc., net of cash and investments	(31,725)	—
Purchases of property and equipment	(2,451)	(209)
Purchases of investments	(46,599)	(60,613)
Maturities of investments	31,047	37,093
Proceeds from sales of investments	20,145	—
Deferred acquisition costs	—	(2,554)

Net cash used in investing activities	(29,583)	(26,283)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	45,000	--
Repayment of short-term debt	(45,000)	--
Proceeds from employee stock plans	8,305	9,873

Net cash provided by financing activities	8,305	9,873

Effect of exchange rate changes on cash and cash equivalents	(99)	--

Net increase in cash and cash equivalents	14,650	712
Cash and cash equivalents at beginning of period	44,106	15,786

Cash and cash equivalents at end of period	$58,756	$16,498

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands)

Note 1. Basis of presentation

             Avocent Corporation (“Avocent”)was formed from the merger of Apex Inc. (“Apex”) and Cybex Computer Products Corporation (“Cybex”) on July 1, 2000 when both Apex and Cybex merged with wholly owned subsidiaries of Avocent.  The merger has been accounted for as a purchase of Cybex by Apex.  Avocent’s condensed consolidated income statement and condensed consolidated statement of cash flows for the three and six months ended June 30, 2000 include only Apex’s historical results.  Avocent’s condensed consolidated income statement and condensed consolidated statement of cash flows for the three and six months ended June 29, 2001 include the results of Apex, Cybex, and Equinox Systems Inc. (“Equinox”), which was acquired January 3, 2001.  Avocent’s condensed consolidated balance sheet as of June 29, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent’s condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Note 2. Inventories

             Inventories consisted of the following at:
	June 29, 2001	December 31, 2000

	(unaudited)

Raw materials	$18,664	$10,712
Work-in-process	4,338	7,379
Finished goods	14,891	16,367

	$37,943	$34,458

             We recorded a non-recurring, before tax benefit, charge of  $11.7 million for excess and obsolete inventories in the second quarter of 2001.  This write-down was made to reduce inventories to replacement value and to levels necessary to support current sales demand.

             Note 3. Stock options and deferred compensation

             Deferred compensation – We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger.  Additionally, we recorded $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded.

             Stock option exercises – Options to purchase 712 shares of our Common Stock were exercised during the six months ended June 29, 2001.

Note 4. Accumulated other comprehensive loss

             We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  For the six months ended June 29, 2001, total other comprehensive income amounted to $452.  As of June 29, 2001, total accumulated other comprehensive loss was ($2,429).

Note 5. Earnings per share

	For the three months ended		For the six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net income (loss)	$(36,855)	$7,540	$(64,977)	$13,541

Weighted average shares used in computing basic earnings per share	44,307	23,180	44,147	23,076
Dilutive effect of employee stock options after application of the treasury method	—	1,305	—	1,414

Weighted average shares used in computing diluted earnings per share	44,307	24,485	44,147	24,490

Note 6. Segment Reporting

             Our reportable segments are based on our method of internal reporting which is disaggregated operationally.  Our three reportable segments, Redmond, Washington, Huntsville, Alabama, and Shannon, Ireland, are evaluated based on gross profit.  Selling, general, and administrative costs, as well as research and development, interest income/expense, and provision for taxes, are reported on an entity-wide basis only.  The Huntsville and Shannon locations were previously Cybex entities; therefore, the segment reporting presented below includes only financial data for the three and six months ended June 29, 2001 for these locations.

             The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report to the extent such policies affect the reported segment information.  The operational distributions of our  revenues and gross margin for our reportable segments for the three and six months ended June 29, 2001 and June 30, 2000 are as follows:

Note 6. Segment Reporting (continued)

	For the three months ended		For the six months ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net sales:
Redmond	$22,734	$36,447	$43,229	$64,691
Huntsville	37,887	--	76,153	--
Shannon	11,812	--	29,782	--
Inter-segment	(7,354)	--	(10,910)	--

	$65,079	$36,447	$138,254	$64,691

Gross profit:
Redmond	$4,348	$16,799	$12,265	$30,452
Huntsville	12,668	--	32,185	--
Shannon	2,023	--	10,488	--
Inter-segment	32	--	(33)	--

	$19,071	$16,799	$54,905	$30,452

The operational distribution of our identifiable assets as of June 29, 2001 and December 31, 2000 is as follows:
	June 29, 2001	December 31,2000

Assets:	(unaudited)
Redmond	$141,002	$161,545
Huntsville	637,593	646,752
Shannon	30,088	33,594

Total identifiable assets	808,683	841,891
Eliminations	(24,469)	(26,002)

Total assets	$784,214	$815,889

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

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows: Note 7.   Acquisition of Equinox Systems Inc., (continued)

	Purchase Price Allocation	Amortization Life

Tangible asset	$38,981	—
Patents and trademarks	1,680	7 years
In–process research and development	4,570	—
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 – 6 years
Deferred tax liability on intangible assets acquired	(5,962)	—
Goodwill	20,823	5 years

Total purchase price allocation	$70,642

             The acquisition was funded through available cash and the issuance of short-term debt.  We borrowed a total of $45,000 at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001).  All borrowings were repaid during the quarter ended March 30, 2001.  On the closing of the Equinox transaction, we acquired $24,295 in cash and short–term investments held by Equinox.

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

	Six Months Ended
	(Unaudited)

	June 29,2001	June 30,2000

Net sales	$138,254	$143,381
Net loss	$(51,040)	$(157,826)
Loss per share	$(1.16)	$(3.72)

Note 8. Recently Issued Accounting Standards

             In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, (subsequently amended by SFAS No. 138) Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133, which deferred the effective date provisions of SFAS No. 133 for us until the first quarter of 2001. These statements require all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. The impact of SFAS No. 133 on the financial statements was not material.

             The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At June 29, 2001, we had three open forward contracts, all maturing in the third quarter of 2001, to purchase $1,600 in foreign currency. The fair value of the contracts at June 29, 2001 was approximately $1,600.  Note 8. Recently Issued Accounting Standards  (continued)

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date.  This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting.  For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.  The impact of SFAS No. 141 on the financial statements is not expected to be material.

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001.  This Statement supersedes APB Opinion No. 17, Intangible Assets.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill will cease to be amortized upon the implementation of the Statement and companies will test goodwill at least annually for impairment.   The impact of SFAS No. 142 on the financial statements may be material.

Note 9. Patent Dispute

             In February 1998, Apex Inc., a wholly-owned subsidiary of Avocent, filed patent infringement lawsuits against certain companies (including Rose Electronics), which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the United States Patent and Trademark Office (the "PTO").  Apex also filed a complaint for patent infringement in United States District Court for the Western District of Washington in Seattle against CCC Group in June 1998, which was filed but never formally served on CCC. This lawsuit was stayed by the District Court in 1999 pending a ruling by the PTO, and subsequently, Apex voluntarily dismissed the CCC lawsuit in Seattle without prejudice.

             The issues raised in the PTO have now been resolved in Apex’s favor, and in May 2001, Apex filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc.  The Raritan complaint seeks injunctive relief, damages, attorneys' fees and costs.  Apex has also informed both Rose Electronics and CCC Group that Apex continues to believe that certain products sold by these companies infringe one or more of Apex's patents and that, absent circumstances requiring earlier action, Apex intends to enforce its patent rights against Rose and CCC when the Raritan litigation is concluded.

 Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 THE INFORMATION IN THIS ITEM 2 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY,  NON-RECURRING CHARGES, INVENTORY, INVENTORY VALUATION AND WRITE-DOWNS, CAPITAL NEEDS, MERGER ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2001.

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

             The merger has been accounted for as a purchase of Cybex by Apex in accordance with Accounting Principles Board Opinion No. 16, with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values on the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. Additionally, $94 million of the purchase price was expensed as in-process research and development upon the completion of the merger. The purchase price allocation was as follows: $109 million of tangible assets, $90 million of identifiable intangible assets, $34 million of deferred tax liability on intangible assets acquired, $524 million of goodwill, $94 million of in-process research and development, and $29 million of assumed liabilities and acquisition costs. The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

             Avocent’s condensed consolidated income statement and condensed consolidated statement of cash flows for the three and six months ended June 30, 2000 include only Apex’s historical results.  Avocent’s condensed consolidated income statement and condensed consolidated statement of cash flows for the three and six months ended June 29, 2001, include the results of Apex, Cybex, and Equinox, acquired January 3, 2001.  Avocent’s condensed consolidated balance sheet as of June 29, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent’s condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

 Apex and Cybex History

             Apex operated as a division of Apex Computer Company through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand–alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of Apex Computer Company, who contributed those assets as Apex's initial capital. Throughout 1993, Apex derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, Apex began selling stand–alone switching systems to Compaq for integration into server cabinets. In June 1994, Apex discontinued its computer maintenance service business and decided to concentrate on sales of stand– alone switching products.              Cybex engaged in the development of software and performed engineering consulting from 1981 to 1984 to finance its research and development efforts for computer–related products. In 1986, Cybex shipped its first computer–related hardware product. In 1987, Cybex shipped its first product that allowed the computer to be extended distances from the keyboard, monitor, and mouse. Subsequently in 1989, Cybex shipped its first stand–alone switching system. Through the effective date of the merger, Cybex derived primarily all of its revenues from switching, extension, and remote access products.

Overview

We design, manufacture, and sell console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations.  Our analog, digital, and serial switching solutions and our extension and remote access products help network administrators manage multiple servers from a console containing a single keyboard, video monitor, and mouse, from extended distances or from remote locations. Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

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

             A substantial portion of our revenue is derived from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private–label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited amount of direct customers.  We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  For the six months ended June 29, 2001, sales to our OEM customers, our reseller and distributor network, and our direct sales were approximately 41%, 54% and 5%, respectively, of our net sales.

             With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward–committed firm orders. This factor is currently affecting our business with certain OEMs and other server manufacturers, and we believe that it will continue to make our sales more difficult to predict and inventory levels more difficult to manage.

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

 Acquisition of Equinox

             On January 3, 2001, we acquired Equinox Systems Inc. (“Equinox”) for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value added resellers and original equipment manufacturers.              The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction. The purchase price allocation was as follows: $39.0 million of tangible assets, $12.2 million of identifiable intangible assets, $6.0 million of deferred tax liability on intangible assets acquired, $20.8 million of goodwill, and $4.6 million of in-process research and development. The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

 Results of Operations

             The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended

	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	53.9	60.3	52.9

Gross profit	29.3	46.1	39.7	47.1
Operating expenses:
Research and development expenses	9.3	4.6	8.5	4.8
In–process research and development expenses and other acquisition costs	—	—	3.3	—
Selling, general and administrative expenses	31.7	13.1	29.1	13.7
Amortization of intangible assets	51.2	—	48.0	—

Total operating expenses	92.2	17.7	88.9	18.5

Income (loss) from operations	(62.9)	28.4	(49.2)	28.6
Other income, net	2.3	2.9	2.0	3.1

Income (loss) before income taxes	(60.6)	31.3	(47.2)	31.7
Provision for (benefit from) income taxes	(4.0)	10.6	(0.2)	10.8

Net income (loss)	(56.6% )	20.7%	(47.0% )	20.9%

             Net sales.  Our net sales consist of sales of switching systems, digital connectivity solutions, serial connectivity devices, extension and remote-access products, and display products.  Net sales increased 79% to $65.1 million for the second quarter of 2001 from $36.4 million for the second quarter of 2000.  This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000.  Additionally, revenues from Equinox product sales, acquired on January 3, 2001, contributed over $4 million to the increase in net sales. Sales across our operational segments for the quarter were $32.6 million in Huntsville, $20.9 million in Redmond, and $11.6 million in Shannon.  The allocation of sales across these segments is expected to fluctuate as we shift sales from our Redmond facility to our Shannon facility to take advantage of our 10% corporate tax rate in Shannon. Additionally, all revenues from the Sunrise location are grouped with our Huntsville segment since shipping of Equinox branded products was shifted to the Huntsville location during the second quarter of 2001.  Net sales increased 114% to $138.3 million for the first six months of 2001 from $64.7 million for the first six months of 2000.  This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000, as well as from Equinox product sales during 2001. Sales across our operational segments for the first six months of 2001 were $69.7 million in Huntsville, $39.1 million in Redmond, and $29.5 million in Shannon.

             Gross profit. Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and directs sales; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins were significantly affected by a $11.7 million write-down for excess and obsolete inventories in the second quarter of 2001.  This write-down was made to reduce inventory valuations to bring them in-line with current replacement values and to the level necessary to support current sales demand.  In addition, severance charges of over $50 thousand were incurred during the second quarter of 2001 related to headcount reductions made in the U.S. and Europe.  Charges of approximately $700 thousand in deferred compensation amortization related to stock options for manufacturing employees were also recognized during the quarter as a result of the merger of Apex and Cybex and the acquisition of Equinox.   Gross profit decreased to 29.3% in the second quarter of 2001 from 46.1% in the second quarter of 2000 due to the factors discussed above.   Gross margin for the year decreased to 39.7% for the first six months of 2001 from 47.1% for the first six months of 2000 also as a result of the factors discussed above.

             Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred.  Research and development expenses were$6.0 million, or 9.3% of net sales, in the second quarter of 2001 compared to $1.7 million, or 4.6% of net sales, for the second quarter of 2000.  The large increase in the amount spent on research and development can be attributed to the impact of the merger effective July 1, 2000 and the acquisition of Equinox, effective January 3, 2001.  The additional costs of the Cybex and Equinox research and development teams include approximately $1.2 million in deferred compensation amortization for certain engineering employees recognized as a result of the merger and acquisition.  Year-to-date research and development expenses for 2001 increased to $11.7 from $3.1 million year-to-date in 2000 for the reasons listed above.  As a percentage of net sales, year-to-date research and development expenses increased to 8.5% from 4.8%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

             In-process research and development expense. The in-process research and development expense of $4.6 million in the first quarter of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies.  The charge for Equinox in-process technologies is non-recurring.

             Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, severance costs, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $20.6 million, or 31.7% of net sales, for the second quarter of 2001 compared to $4.8 million, or 13.1% of net sales, for the second quarter of 2000.   Selling, general and administrative expenses in the second quarter of 2001 include $3.3 million of deferred compensation amortization expense related to stock options and $1.3 million of severance costs related to headcount reductions in the U.S. and Europe.  The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex and Equinox expenses as a result of the merger between Apex and Cybex on July 1, 2000, and the acquisition of Equinox on January 3, 2001.  Year-to-date selling, general, and administrative expenses increased to $40.3 million, or  29.1% of net sales for 2001 from $8.8 million, or 13.7% of year-to-date net sales in 2000, due to the same reasons noted for the second quarter.   We expect selling, general and administrative expenditures, in dollars, to decline in the third and fourth quarters of 2001 as a result of the headcount reductions and other cost control efforts taken.

             Amortization of intangible assets.  Amortization of intangible assets is comprised of the amortization of the amounts allocated to the identifiable intangible assets and goodwill that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction. Also included is the amortization of similar assets created as a result of the acquisition of Equinox.  The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill. Amortization of identifiable intangible assets and goodwill was $33.4 million or 51.2% of net sales for the second quarter of 2001 and $66.4 million or 48.0% of net sales for year-to-date 2001.

              Other income, net.  Other income was $1.5 million for the second quarter of 2001, up from $1.1 million for the second quarter of 2000. The increase related primarily to interest income from increased cash and investments.  The increase in cash and investments was provided by the addition of the Cybex cash, cash equivalents, and investments as a result of the merger effective July 1, 2000, the addition of the Equinox cash, cash equivalents, and investments as a result of the acquisition effective January 3, 2001, and the cash from our operations in 2000 and in the first six months of 2001. For the year, other income increased to $2.8 million for 2001, from $2.0 million for 2000,  for the same reasons.

             Net income (loss).  Our net loss for the second quarter of 2001 was $36.9 million compared to net income of $7.5 million for the second quarter of 2000, as a result of the above factors. Net loss as a percentage of sales for the second quarter of 2001 was 56.6%, compared to net income as a percentage of sales for the second quarter of 2000 of 20.7%.   Our net loss for the first six months of 2001 was $65.0 million compared to net income of $13.5 million for the first six months of 2000, as a result of the above factors. Net loss as a percentage of sales for the first six months of 2001 was 47.0%, compared to net income as a percentage of sales for the first six months of 2000 of 20.9%.

 Liquidity and Capital Resources

             As of June 29, 2001, our principal sources of liquidity consisted of approximately $136 million in cash, cash equivalents, and investments.  In addition, we have a bank line of credit for borrowings of  $2.0 million at LIBOR + 2.25% with a maturity date of September 2001.  There were no amounts outstanding under this credit facility at June 29, 2001.  In early January 2001, we borrowed a total of $45 million at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001) to temporarily finance our acquisition of Equinox, pending maturity of certain short-term investments.   All borrowings were repaid during the first three months of 2001. On the closing of the Equinox transaction, we acquired approximately $24.3 million in cash and short-term investments held by Equinox.

             Our operating activities generated cash of approximately $36 million in the first six months of 2001, compared to approximately $17 million in the first six months of 2000.   After adjusting the net loss for merger and acquisition related items, the large increase in cash flow from operations for the first six months of 2001 compared to the first six months of 2000 resulted primarily from the change in accounts receivable and other receivables. The decrease in receivables from December 31, 2000 is a result of the timing of sales and our collection efforts.

             Inventory levels increased in the first quarter of 2001 due to the purchase of long-lead items and transfer of completed subassemblies from a vendor for our DS1800 product. During the fourth quarter of 2000, we sold a large amount of our DS1800 components to a subcontractor to produce DS1800 subassemblies.   The value of these components was carried as other receivables at year-end and the value was transferred back to inventory from other receivables upon the receipt of the subassemblies.  The large increase in inventory during the first quarter of 2001 was largely offset by a non-recurring, before tax benefit, charge of  $11.7 million for excess and obsolete inventories recorded in the second quarter of 2001.  This write-down was made to reduce inventories to replacement value and to levels necessary to support current sales demand.

             We believe that our existing cash balances, investments, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

             Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly–rated investment–grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at June 29, 2001. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

             We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of June 29, 2001, the fair value of our available–for–sale equity investments was $1.6 million. A 20 percent adverse change in equity prices would result in a decrease of approximately $314 thousand in the fair value of our available–for–sale equity securities as of June 29, 2001.

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

 PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

             In February 1998, Apex Inc., a wholly-owned subsidiary of Avocent, filed patent infringement lawsuits against certain companies (including Rose Electronics), which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the United States Patent and Trademark Office (the "PTO").  Apex also filed a complaint for patent infringement in United States District Court for the Western District of Washington in Seattle against CCC Group in June 1998, which was filed but never formally served on CCC. This lawsuit was stayed by the District Court in 1999 pending a ruling by the PTO, and subsequently, Apex voluntarily dismissed the CCC lawsuit in Seattle without prejudice.

             The issues raised in the PTO have now been resolved in Apex’s favor, and in May 2001, Apex filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc.  The Raritan complaint seeks injunctive relief, damages, attorneys' fees and costs.  Apex has also informed both Rose Electronics and CCC Group that Apex continues to believe that certain products sold by these companies infringe one or more of Apex's patents and that, absent circumstances requiring earlier action, Apex intends to enforce its patent rights against Rose and CCC when the Raritan litigation is concluded.

 Item 4.  Submission of Matters to a Vote of Security Holders.

             On June 14, 2001, we held our Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

             1.          Election of Class I Board of Directors.

	Votes for	Votes Withheld

1. William H. McAleer	39,631,591	252,635
2. David P. Vieau	39,622,964	261,262
3. Doyle C. Weeks	39,644,227	239,999

             2.          Ratify appointment of  PricewaterhouseCoopers LLP as independent auditors for fiscal year ending December 31, 2001.

Votes For	Votes Against	Votes Abstained

39,702,861	177,245	4,120

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits
(b)	Reports on Form 8-K

                           We filed a current Report on Form 8-K on January 18, 2001 in connection with our acquisition of Equinox Systems Inc., a Florida corporation.  The Acquisition was consummated on January 3, 2001, prior to which the shareholders of Equinox duly approved the Acquisition in accordance with the corporate laws of the State of Florida.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

                           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.

(Registrant)

Date:	August 13, 2001	/s/ Douglas E. Pritchett

Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)