Form 10-Q
period 2001-09-28
AVOCENT CORP
filed 2001-11-13
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2001 or

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

☒Yes   ☐ No

As of November 8, 2001, the number of outstanding shares of the Registrant’s Common Stock was 44,608,919.

AVOCENT CORPORATION

FORM 10-Q

September 28, 2001

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended		For the nine months ended
	September 28,	September 29,	September 28,	September 29,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$55,095	$77,154	$193,349	$141,845
Cost of sales	30,149	38,481	113,498	72,720
Gross profit	24,946	38,673	79,851	69,125

Research and development expenses	5,403	4,778	17,137	7,901
In-process research and development expenses and other acquisition costs	--	104,092	4,570	104,092
Selling, general and administrative expenses	18,203	25,879	58,458	34,715
Amortization of intangible assets	33,221	31,126	99,658	31,126
Total operating expenses	56,827	165,875	179,823	177,834

Loss from operations	(31,881)	(127,202)	(99,972)	(108,709)
Other income, net	1,543	1,594	4,352	3,583

Loss before income taxes	(30,338)	(125,608)	(95,620)	(105,126)
Provision for (benefit from) income taxes	(1,079)	(1,253)	(1,383)	5,688

Net loss	$(29,259)	$(124,355)	$(94,237)	$(110,814)

Loss per common and common equivalent share:
Basic	$(0.66)	$(2.89)	$(2.13)	$(3.73)
Diluted	$(0.66)	$(2.89)	$(2.13)	$(3.73)

Weighted average common and common equivalent shares used in computing loss per share:
Basic	44,572	42,999	44,290	29,717
Diluted	44,572	42,999	44,290	29,717

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28,	December 31,
	2001	2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,053	$44,106
Investments maturing within one year	77,534	77,372
Accounts receivable, net	49,401	63,532
Income taxes receivable	2,271	4,487
Other receivables	--	10,800
Inventories, net	36,299	34,458
Other current assets	3,170	3,029
Deferred tax assets	8,638	5,560
Total current assets	251,366	243,344
Investments	642	3,891
Property held for lease, net	1,956	2,102
Property and equipment, net	22,802	16,062
Intangible assets, net	484,778	549,910
Other assets	787	580
	$762,331	$815,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,660	$8,869
Accrued wages and commissions	6,436	3,965
Accrued liabilities	15,054	13,523
Income taxes payable	5,742	1,610
Total current liabilities	33,892	27,967
Deferred tax liability	26,723	27,742
	60,615	55,709
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 and 1,000 shares authorized; no shares issued and outstanding as of September 28, 2001 and December 31, 2000, respectively	--	--
Common stock, $0.001 par value; 200,000 shares authorized, 44,596 and 43,820 shares issued and outstanding as of September 28, 2001 and December 31, 2000, respectively	45	44
Additional paid-in capital	922,898	898,410
Accumulated other comprehensive loss	(3,139)	(2,881)
Deferred compensation	(21,140)	(32,682)
Retained deficit	(196,948)	(102,711)
Total stockholders' equity	701,716	760,180
	$762,331	$815,889

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the nine months ended
	September 28,	September 29,
	2001	2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(94,237)	$(110,814)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,294	1,269
Amortization of intangible assets	99,658	31,126
Stock-based compensation	15,991	4,277
Purchased research and development expenses and other acquisition costs	4,570	94,000
Net loss on sale of investments	91	75
Changes in operating assets and liabilities, net of effects of purchases of Equinox and Cybex in 2001 and 2000, respectively:
Accounts receivable, net	17,654	(4,384)
Other receivables	10,800	--
Inventories, net	1,725	(8,021)
Other assets	(1,775)	(707)
Accounts payable	(4,175)	764
Accrued wages and commissions	1,616	88
Accrued liabilities	309	(3,847)
Income taxes, current and deferred	(2,661)	(4,323)
Total adjustments	147,097	110,317
Net cash provided by (used in) operating activities	52,860	(497)

Cash flows from investing activities:
Purchase of Equinox Systems Inc., net of cash and investments acquired	(31,725)	--
Purchase of Cybex, cash received	--	34,878
Purchases of property and equipment	(3,387)	(1,012)
Purchases of investments	(67,130)	(86,524)
Maturities of investments	49,633	48,012
Proceeds from sales of investments	20,253	6,214
Net cash provided by (used in) investing activities	(32,356)	1,568

Cash flows from financing activities:
Proceeds from issuance of short-term debt	45,000	--
Repayment of short-term debt	(45,000)	--
Proceeds from employee stock plans	9,459	19,522
Net cash provided by financing activities	9,459	19,522

Effect of exchange rate changes on cash and cash equivalents	(16)	(70)

Net increase in cash and cash equivalents	29,947	20,523
Cash and cash equivalents beginning of period	44,106	15,786
Cash and cash equivalents end of period	$74,053	$36,309

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.   Basis of presentation

Avocent Corporation (“Avocent”)was formed from the merger of Apex Inc. (“Apex”) and Cybex Computer Products Corporation (“Cybex”) on July 1, 2000 when both Apex and Cybex merged with wholly-owned subsidiaries of Avocent.  The merger has been accounted for as a purchase of Cybex by Apex. Avocent’s condensed consolidated statement of operations for the three months ended September 29, 2000 includes the results of both Apex and Cybex because the merger became effective at the beginning of the period.  Avocent’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 29, 2000 include the nine month results of Apex for the period January 1, 2000 through September 29, 2000 and the three month results of Cybex for the post merger period July 1, 2000 through September 29, 2000.  Avocent’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three and nine months ended September 28, 2001 include the results of Apex, Cybex, and Equinox Systems Inc. (“Equinox”), which was acquired by Avocent on January 3, 2001.  Avocent’s condensed consolidated balance sheet as of September 28, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent’s condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

Our financial statements are consolidated and include the accounts of Avocent and its wholly-owned subsidiaries.  Significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	September 28, 2001	December 31, 2000
	(unaudited)

Raw materials	$22,778	$10,712
Work-in-process	2,527	7,379
Finished goods	10,994	16,367
	$36,229	$34,458

We recorded a non-recurring charge, before income tax benefit, of  $11.7 million for excess and obsolete inventories in the second quarter of 2001.  This write-down reduced inventories to replacement value and to levels necessary to support then current sales demand.

Note 3.   Common stock and deferred compensation

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

                Common Stock – Options to purchase 739 shares of our Common Stock were exercised during the nine months ending September 28, 2001. Additionally, 36 shares of our Common Stock were issued during the three months ending September 28, 2001 under our Employee Stock Purchase Plan.

Note 4.   Accumulated other comprehensive loss

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  For the nine months ended September 28, 2001, total other comprehensive loss amounted to ($258).  As of September 28, 2001, total accumulated other comprehensive loss was ($3,139).

Note 5.   Loss per share

	For the three months ended		For the nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net loss	$(29,259)	$(124,355)	$(94,237)	$(110,814)
Weighted average shares used in computing basic loss per share	44,572	42,999	44,290	29,717
Dilutive effect of employee stock options after application of the treasury method	--	--	--	--
Weighted average shares used in computing diluted loss per share	44,572	42,999	44,290	29,717

Note 6.   Segment Reporting

                Subsequent to the acquisition of Cybex in July 2000, we reported segment information on a geographical basis in which we presented sales and gross profit information for Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland.

                Following the merger in July 2000, the previously separate businesses of Apex and Cybex began to be integrated.  In recent quarters, shipments to certain international OEM customers which had historically originated from Redmond were shifted to Shannon.  As this occurred, the historical comparisons by location have become less meaningful.  Additionally, we have gradually realigned operating and management responsibilities within the Company to emphasize that we are “one company, operating around the world.”  Consequently, we have evaluated our business in light of the segment reporting requirements, and we have determined that we will report our operations as a single operating segment.  We will, however, report sales by geographic region on a quarterly and annual basis.  Following is a presentation of sales by geographic region for each of the three previous annual periods and for the quarterly periods in 2001 and 2000.

	For the years ended
	December 31, 2000	December 31, 1999	December 31, 1998

Net sales:
United States	$138,249	$68,838	$51,605
Rest of World	84,123	38,450	24,035
	$222,372	$107,288	$75,640

	For the three months ended			For the nine months ended
	March 30, 2001	June 29, 2001	September 28, 2001	September 28, 2001

Net sales:
United States	$44,127	$44,271	$34,419	$122,817
Rest of World	29,048	20,808	20,676	70,532
	$73,175	$65,079	$55,095	$193,349

	For the three months ended
	March 31, 2000	June 30, 2000	September 29, 2000	December 31, 2000

Net sales:
United States	$16,868	$24,190	$49,647	$47,544
Rest of World	11,376	12,257	27,507	32,983
	$28,244	$36,447	$77,154	$80,527

                As of September 28, 2001, long- lived assets totaled $509,536, which includes $507,028 held in the U.S. and $2,508 held in the Rest of World.   As of December 31, 2000, long- lived assets totaled $568,074, which includes $563,948 held in the U.S. and $4,126 held in the Rest of World.

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

Cash paid for outstanding shares	$55,607
Outstanding options	10,579
Assumed liabilities and acquisition costs	4,456
Total purchase consideration	$70,642

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Life

Tangible assets	$38,981	—
Patents and trademarks	1,680	7 years
In-process research and development	4,570	—
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 - 6 years
Deferred tax liability on intangible assets acquired	(5,962)	—
Goodwill	20,823	5 years
Total purchase price allocation	$70,642

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

	Nine Months Ended (Unaudited)
	September 28, 2001	September 29, 2000

Net sales	$193,349	$226,183
Net loss	$(88,803)	$(178,184)
Loss per share	$(2.01)	$(4.18)

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

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At September 28, 2001, we had one open forward contract, maturing in the fourth quarter of 2001, to purchase $1,000 in foreign currency. The fair value of the contracts at September 28, 2001 was approximately $1,000.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date.  This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting.  For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.  We will adopt SFAS No. 141 effective January 1, 2002.  The impact of SFAS No. 141 on the financial statements is not expected to be material.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001.  This Statement supersedes APB Opinion No. 17, Intangible Assets.  This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition.  This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Goodwill will cease to be amortized upon the implementation of the Statement and companies will test goodwill at least annually for impairment.   We will adopt SFAS No 142 effective January 1, 2002, and management is in the process of evaluating the impact of  SFAS No. 142 on our financial statements.  The impact of SFAS No. 142 on the financial statements may be material.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002.  This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value.  Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The impact of SFAS No. 143 on the financial statements is not expected to be material.

                In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The impact of SFAS No. 144 on the financial statements is not expected to be material.

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

                Avocent’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the nine months ended September 29, 2000 include the nine month results of Apex for the period January 1, 2000 through September 29, 2000 and the three month results of Cybex for the post merger period July 1, 2000 through September 29, 2000.  Avocent’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three and nine months ended September 28, 2001, include the results of Apex, Cybex, and Equinox, acquired January 3, 2001.  Avocent’s condensed consolidated balance sheet as of September 28, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox. Avocent’s condensed consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

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

                A substantial portion of our revenue is derived from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private–label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited amount of direct customers.  We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  For the nine months ended September 28, 2001, sales to our OEM customers, our reseller and distributor network, and our direct sales were approximately 44%, 51% and 5%, respectively, of our net sales.

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

Our executive officers have vested in significant amounts of options to purchase shares of our Common Stock and continue to vest in additional shares on a regular (sometimes monthly) basis.  These officers have informed us that they have sold shares and may sell additional shares  on a regular basis to provide liquidity and diversify their portfolios.

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

Results of Operations

                The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2001	Sept. 29, 2000	Sept. 28, 2001	Sept. 29, 2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	54.7	49.9	58.7	51.3
Gross profit	45.3	50.1	41.3	48.7
Operating expenses:
Research and development expenses	9.8	6.2	8.9	5.6
In-process research and development expenses and other acquisition costs	—	134.9	2.4	73.4
Selling, general and administrative expenses	33.0	33.5	30.2	24.5
Amortization of intangible assets	60.4	40.4	51.5	21.9
Total operating expenses	103.2	215.0	93.0	125.4
Loss from operations	(57.9)	(164.9)	(51.7)	(76.6)
Other income, net	2.8	2.1	2.3	2.5
Loss before income taxes	(55.1)	(162.8)	(49.4)	(74.1)
Provision for (benefit from) income taxes	(2.0)	(1.6)	(0.7)	4.0
Net loss	(53.1)%	(161.2)%	(48.7)%	(78.1)%

                Net sales.  Our net sales consist of sales of switching systems, digital connectivity solutions, serial connectivity devices, extension and remote-access products, and display products.  Net sales decreased 29% to $55.1 million for the third quarter of 2001 from $77.2 million for the third quarter of 2000.

                In recent quarters, shipments to certain international OEM customers which had historically originated from Redmond were shifted to Shannon.  As this occurred, the historical comparisons by location have become less meaningful.  Additionally, we have gradually realigned operating and management responsibilities within the Company to emphasize that we are “one company, operating around the world.”  Consequently, we have evaluated our business in light of  the segment reporting requirements, and we have determined that we will report our operations as a single operating segment.  We will, however, report sales by geographic region on a quarterly and annual basis.

                For the third quarter of 2001, sales in the U.S. were $34.4 million (or 62% of sales) compared to $49.6 million (or 64% of sales) in the third quarter of 2000.  Additionally, Rest of World sales were $20.7 million (or 38% of sales) for the third quarter of 2001, as compared to $27.5 million (or 36% of sales) in the third quarter of 2000.  U.S. and Rest of World sales declined in the third quarter of 2001 as a result of general economic weakness. Net sales increased 36% to $193.3 million for the first nine months of 2001 from $141.8 million for the first nine months of 2000.  This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000, as well as from Equinox product sales during 2001.

                Gross profit. Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit decreased to 45.3% in the third quarter of 2001 from 50.1% in the third quarter of 2000. Gross profit in the third quarter of 2001 was impacted by a DS1800 list price reduction, an increased proportion of OEM sales versus reseller and distributor sales and lower absorption of overhead due to lower sales. Gross margin for the year decreased to 41.3% for the first nine months of 2001 from 48.7% for the first nine months of 2000. Gross margin was significantly affected by a $11.7 million write-down for excess and obsolete inventories in the second quarter of 2001.  This write-down reduced inventory valuations to bring them in-line with current replacement values and to the level necessary to support then current sales demand.  In addition, severance charges of over $50 thousand were incurred during the second quarter of 2001 related to headcount reductions made in the U.S. and Europe.  We expect gross profit to remain in the 46% range into the fourth quarter of 2001.

                Research and development expenses.  Research and development expenses include compensation for engineers and materials costs and are expensed as they are incurred.  Research and development expenses were$5.4 million, or 9.8% of net sales, in the third quarter of 2001 compared to $4.8 million, or 6.2% of net sales, for the third quarter of 2000.  The increase in the amount spent on research and development can be attributed to the impact of the acquisition of Equinox, effective January 3, 2001.  The additional costs of the Equinox research and development teams include approximately $170 thousand in deferred compensation amortization for certain engineering employees recognized as a result of the acquisition.  Year-to-date research and development expenses for 2001 increased to $17.1 from $7.9 million in year-to-date 2000 due to the impact of the merger effective July 1, 2000 and the acquisition of Equinox, effective January 3, 2001.  The additional costs of the Cybex and Equinox research and development teams include approximately $3.3 million in deferred compensation amortization for certain engineering employees recognized as a result of the merger and acquisition.  As a percentage of net sales, year-to-date research and development expenses increased to 8.9% from 5.6%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position and we expect research and development expenditures to increase in absolute dollars and possibly as a percentage of net sales.

                In-process research and development expense. Merger related expenses of $104 million in the third quarter of 2000 include the one time write-off of $94 million of in-process research and development expense and an additional $10 million of one-time charges comprised mainly of fees to professional advisors. The in-process research and development expense of $4.6 million in the first quarter of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies.  The charges for merger related expenses and in-process technologies are non-recurring.

                Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, severance costs, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $18.2 million, or 33.0% of net sales, for the third quarter of 2001 compared to $25.9 million, or 33.5% of net sales, for the third quarter of 2000.   Selling, general and administrative expenses in the third quarter of 2001 include $5.3 million of merger and acquisition related expense that is comprised primarily of $2.6 million of expense related to the acceleration of stock options for certain employees that terminated during the year and $2.3 million of deferred compensation amortization related to stock options assumed at the merger of Apex and Cybex and the acquisition of Equinox.  Selling, general and administrative expenses in the third quarter of 2000 include $12.5 million of merger related expense that is comprised primarily of $9.8 million of expense related to accelerated stock options for certain employees that terminated during the third quarter and $2.6 million of deferred compensation amortization related to stock options assumed at the merger.  Excluding the  merger and acquisition related charges in each year, selling, general and administrative expense decreased 4% for the third quarter of 2001. This reduction reflects  our extensive cost control efforts, which included headcount reductions and a decrease in advertising expenses.

                Year-to-date selling, general, and administrative expenses increased to $58.5 million, or 30.2% of net sales for 2001 from $34.7 million, or 24.5% of year-to-date net sales in 2000.  The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex and Equinox expenses as a result of the merger between Apex and Cybex on July 1, 2000, and the acquisition of Equinox on January 3, 2001.   Additionally, $1.3 million in severance costs were expensed  during the year.  We expect selling, general and administrative expenditures, in dollars, to increase in the fourth quarter of 2001 as we increase advertising, trade show and other promotional activities.

                Amortization of intangible assets.  Amortization of intangible assets is comprised of the amortization of the amounts allocated to the identifiable intangible assets and goodwill that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction. Also included is the amortization of similar assets created as a result of the acquisition of Equinox.  The amortization periods are 3 to 7 years for intangibles and 5 years for goodwill. Amortization of identifiable intangible assets and goodwill was $33.2 million or 60.4% of net sales for the third quarter of 2001 compared to $31.1million or 40.4% of net sales for the third quarter of 2000.  Year-to-date amortization of intangibles was $99.7 million or 51.5% of net sales for the nine months ended September 28, 2001 compared to $31.1 million or 21.9% of net sales for year-to-date 2000.

                Other income, net.  Other income declined slightly to  $1.5 million for the third quarter of 2001, down from $1.6 million for the third quarter of 2000. The decrease related primarily to the decline in interest rates, but was offset by an increase in available funds invested as the result of strong cash flows from operations.  For the year, other income increased to $4.4 million for 2001, from $3.6 million for 2000.  The increase related primarily to interest income from increased cash and investments.  The increase in cash and investments was provided by the addition of the Cybex cash, cash equivalents, and investments as a result of the merger effective July 1, 2000, the addition of the Equinox cash, cash equivalents, and investments as a result of the acquisition effective January 3, 2001, and our positive cash flows from operations in 2001.

                Provision for income taxes.  For the third quarter, the benefit from income taxes was approximately $1.1 million for 2001, compared to $1.3 million in 2001. Excluding merger related adjustments to federal taxes, the effective tax rate for the third quarter 2001 was approximately 25.5%, compared to 32.7% for the third quarter of 2000, primarily due to the mix of our pre-tax profit among our U.S. and international companies.  Shifting shipments to international warehouses from Redmond to Shannon leveraged the 10% tax rate in Ireland. Lower than expected revenue in the U.S. reduced the U.S taxable income, which reduced the consolidated effective tax rate. We expect our effective tax rate for the fourth quarter to be approximately 30%, just above the effective rate of 29.3% for the nine months ended September 28, 2001.

                Net loss.  Our net loss for the third quarter of 2001 was $29.3 million compared to net loss of $124.4 million for the third quarter of 2000, as a result of the above factors. Net loss as a percentage of sales for the third quarter of 2001 was 53.1%, compared to net loss as a percentage of sales for the third quarter of 2000 of 161.2%.   Our net loss for the first nine months of 2001 was $94.2 million compared to net loss of $110.8 million for the first nine months of 2000, as a result of the above factors. Net loss as a percentage of sales for the first nine months of 2001 was 48.7%, compared to net loss as a percentage of sales for the first nine months of 2000 of 78.1%.

Liquidity and Capital Resources

                As of September 28, 2001, our principal sources of liquidity consisted of approximately $152 million in cash, cash equivalents, and investments.  In addition, we have a bank line of credit for borrowings of  $2.0 million at LIBOR + 2.25% with a maturity date of May 2002.  There were no amounts outstanding under this credit facility at September 28, 2001.  In early January 2001, we borrowed a total of $45 million at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001) to temporarily finance our acquisition of Equinox, pending maturity of certain short-term investments.   All borrowings were repaid during the first three months of 2001. On the closing of the Equinox transaction, we acquired approximately $24.3 million in cash and short-term investments held by Equinox.

                Our operating activities generated cash of approximately $53 million in the first nine months of 2001, compared to using approximately $(497) thousand in the first nine months of 2000.   After adjusting the net loss for merger and acquisition related items, the large increase in cash flow from operations for the first nine months of 2001 compared to the first nine months of 2000 resulted primarily from the change in accounts receivable and other receivables. The decrease in receivables from December 31, 2000 is a result of the timing of sales and our collection efforts.

                Inventory levels increased in the first quarter of 2001 due to the purchase of long-lead items and transfer of completed subassemblies from a vendor for our DS1800 product. During the fourth quarter of 2000, we sold a large amount of our DS1800 components to a subcontractor to produce DS1800 subassemblies.   The value of these components was carried as other receivables at year-end and the value was transferred back to inventory from other receivables upon the receipt of the subassemblies.  The large increase in inventory during the first quarter of 2001 was largely offset by a non-recurring, before tax benefit, charge of  $11.7 million for excess and obsolete inventories recorded in the second quarter of 2001.  This write-down reduced inventories to replacement value and to levels necessary to support then current sales demand.

                We believe that our existing cash balances, investments, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2001.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

                Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly–rated investment–grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at September 28, 2001. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

                We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of September 28, 2001, the fair value of our available–for–sale equity investments was $642 thousand. A 20 percent adverse change in equity prices would result in a decrease of approximately $128 thousand in the fair value of our available–for–sale equity securities as of September 28, 2001.

                The value of certain foreign currencies versus the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. Dollar, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained deficit since these transactions are expressed in U.S. dollars. We engage in some hedging programs aimed at limiting the impact of currency fluctuations. These hedging activities provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits

10.23.1    Separation and General Release Agreement among Avocent Corporation, Apex Inc., and Barry L. Harmon

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

AVOCENT CORPORATION.
(Registrant)

Date: November 13, 2001	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)