Form 10-K405
period 2001-12-31
AVOCENT CORP
filed 2002-03-29
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on March 15, 2002 was approximately $1,092,950,465.

The number of shares outstanding of the registrant’s common stock as of March 15, 2002 was 44,882,289.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART I

Item 1. Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO AVOCENT’S STRATEGY, BUSINESS PROSPECTS, AND FUTURE OPERATING RESULTS, PROSPECTS FOR INCREASING OEM, BRANDED, AND CHANNEL SALES, BACKLOG, RECEIVABLES, COMPETITION, NEW PRODUCT INTRODUCTIONS, DEVELOPMENT OF ADDITIONAL SUPPLIER RELATIONSHIPS, DEVELOPMENT OF DISTRIBUTOR AND RESELLER CHANNELS, PRODUCT RETURNS AND WARRANTY CLAIMS, ABILITY TO OBTAIN AND PROTECT PROPRIETARY RIGHTS, CUSTOMER SERVICE, DEVELOPMENT OF INTERNATIONAL SALES, FUTURE INVENTORY LEVELS AND FUTURE INVENTORY VALUATIONS, FUTURE RESEARCH AND DEVELOPMENT EXPENDITURES, FUTURE SALES AND MARKETING EXPENSES, FUTURE GENERAL AND ADMINISTRATIVE EXPENSES, AND FUTURE LIQUIDITY AND CAPITAL RESOURCES. ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

Overview

Avocent began operations in July 2000, by the combination of the businesses of Apex Inc. and Cybex Computer Products Corporation. As a result of this merger transaction, both Apex and Cybex are now wholly–owned subsidiaries of Avocent.

We (meaning Avocent and its wholly-owned subsidiaries, Apex, Cybex, Avocent International Ltd., and Equinox Systems Inc.) design, manufacture, and sell analog and digital KVM (keyboard, video, and mouse) switching systems, serial connectivity devices, extension and remote access products, and display products for the computer industry. Our switching and connectivity solutions provide IT managers with access and control of multiple servers and network data centers from any location.  Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse. Our switching solutions provide multiple users, each with a separate keyboard, video monitor, and mouse, with the capability to control thousands of computers from any location, and eliminate the need for individual keyboards, video monitors, and mice for the controlled computers. Elimination of these peripheral devices can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our Avocent, Apex, Cybex, and Equinox branded switching products, including our DS Series™, AutoView™, OutLook®, and XP®4000 Series products, help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles and consolidate hardware requirements.  Our systems provide direct hardwired connections between the switch and the attached servers to facilitate access to the servers, even when the network is down. In addition, our switching systems are able to work with multi-platform server environments. Our switching solutions allow users to control IBM-compatible and Macintosh PCs, and Sun, Hewlett-Packard, IBM, Compaq, and Silicon Graphics workstations. These products are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location to facilitate network management.

Our family of extension products allows users to separate the keyboard, video monitor, and mouse up to 500 feet from the computer. In addition, certain of our extension products allow multiple users to share access to the same computer from different consoles. Our extension products are particularly useful in congested work areas or where working conditions may be hazardous to the function of the computer or the operator. Our remote access products allow users to control servers from remote locations using a standard modem, Internet, or network connection without the necessity of remote access hardware or software on the computers or servers being accessed. When used in conjunction with our switching products, our remote access products permit users to control multiple attached computers remotely.

We also offer visual display products for high information-content digital display solutions. Our SMARTGLAS™ technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a tiled display solution, and has been adopted by stock exchanges and trading companies globally.

We market and sell our products around the world to a diversified group of original equipment manufacturers, or OEMs, dealers, distributors, resellers, and end users, primarily through our inside and outside sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. A substantial portion of our sales are to a limited number of server OEMs that purchase our switching systems on a private-label and branded basis. We supply switching systems and products to Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, IBM, and Siemens under private-label and branded arrangements. Our end-user branded sales customers in the United States for 2001 included AIG, Bank of America, Citicorp, Disney, DoubleClick, EMC, Exxon, Ford, General Motors, Intel, Merrill Lynch, Microsoft, Nokia, Novell, Pfizer, Prudential, and Wendy’s. Our international branded sales customers included MetroRED (Brazil), CargoLifter (Germany), DaimlerChrysler (Germany), Dresner Bank (Benelux), Hamburg Mannheimer (Germany), and Integra (France).

Apex, Avocent, AutoView, Cybex, DS1800, DSR, DS Series, Equinox, KVM over IP, OutLook, and XP4000 are trademarks or registered trademarks owned by us. This annual report also includes trademarks of other companies.

Industry Background

Information technology is critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations. Many corporations have decentralized computing power while sharing technology resources and providing broad access to enterprise data. This has resulted in the widespread adoption of distributed network computing environments using a client/server architecture of interconnected computers. The typical client/server installation consists of a local area network, or LAN, with multiple centralized computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, may include a wide-area network, or WAN.

In addition, Internet service providers, or ISPs, application service providers, or ASPs, data centers, and server farms have grown as a result of increased individual and business demand for use of and access to the Internet. This demand for Internet access has created additional demand for large scale computer networks.

Corporate LANs, WANs, ISPs, ASPs, server farms, and data centers all face significant network administration and space problems. Facilities managers and network administrators, who may supervise hundreds or thousands of servers and other networked devices, must identify and access relevant servers and devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures. These servers are generally designed to operate as stand-alone systems, each with its own console, and facilities managers and network administrators must therefore deal with a large number of consoles, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

Information technology resources are more critical to organizations. Accordingly, constant availability is crucial to the operation of many businesses. The time that a corporation, ISP, ASP, data center, server farm, or network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because diagnosis and correction of abnormal network behavior often requires the support personnel to physically access each affected server through its own console, quick and efficient fault management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem is often hampered by the inability to access the software tools that reside on the network and that are normally used to manage network failures.

In addition to these administration and management problems, as organizations grow and their computing needs increase the number of servers, consoles, and other peripherals grows. Without efficient storage and configuration, network hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware. The space management solutions available to facilities managers and network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access. Organizations with distributed, heterogeneous client/server networks have often been left with no customized solution.

Products

We provide a variety of solutions to many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing network installations:

•                                          Our DS Series™ digitizes keyboard, video, and mouse information and compresses and transports the information in packets over traditional network connections using only a fraction of the bandwidth required by other products and optimizing performance for busy data centers.  Our DS1800™ switching solution is a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM OVER IP™ technology. Our DSR™ switches, the latest in the DS Series, combine analog and digital connections in one switch and have an easy-to-use Windows interface. Our DS Series products provide access and control of servers as well as serial devices in the network operations center or from any location in the world using TCP/IP connectivity.

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

•                                          Our OutLook® switches are designed for small-to-medium network configurations and provide ease-of-use, reliability, and server density. Our OutLook switches allow one, two, or four users to access heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, Hewlett-Packard 9000, DEC Alpha and Sun Sparc, and different operating systems, such as Windows NT, Unix, NetWare, and O/S 2, and allow information technology professionals to organize, access, maintain, and control banks of servers from a single console or multiple consoles. Multiple OutLook switches can be integrated to provide centralized control of up to 256 servers. OutLook switches offer extensive functionality, including programmable naming, scanning, security, and system broadcast features. With our proprietary OSCAR® interface, OutLook switches allow users to select and manage servers using an intuitive, information-rich menu.

•                                          Our SwitchView® two and four port switches are designed to switch KVM signals among up to 4 computers. Our SwitchView products are our first products designed for mass marketing. Our SwitchView OSD product is an eight port switch designed for small and medium-sized businesses with an on-screen display. Our SwitchViewMP is a four port switch that provides connectivity to Intel-based, Sun, and USB machines without the need for expensive adapters or converters.  Our SwitchViewSC is designed to provide secure access to up four computers but to make it impossible to transfer data between the connected computers, an important factor for governmental agencies, corporate headquarters, or military offices that need access to both secure and unsecure networks.

•                                          Our extension products provide system design flexibility by allowing customers to locate keyboards, video monitors, and mice up to 500 feet away from a computer or server. Our LongView® product allows control of servers from distances of up to 500 feet using a single Category 5 UTP cable. The LongView product features AutoTuning (patent pending), which automatically configures systems without requiring user intervention. Our LongView® Companion® product enables a second workstation to be located near a computer or server for convenient system maintenance. These products are particularly useful in providing access to computers or servers in harsh environments such as manufacturing plants where it is not desirable to locate them on the plant floor.

•                                          Our SMARTGLAS® technology offers users working in time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on a single or multiple flat panel display, forming a tiled display solution. Our SMARTGLAS products include an 18-inch desktop flat panel display and our SMARTGLAS multi-tile solution that increases the amount of viewable information, the flexibility and format of the information on the desktop and the consequent value of the information to the user.

•                                          Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

The products described above are all part of our connectivity solutions, and we have no other class of products that accounts for 10% or more of our net sales.

Sales and Marketing

We market and sell our products through our own sales force and various distribution channels, including OEM and a variety of distributor and reseller arrangements. We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website. We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users. Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers. As of December 31, 2001, we employed 212 people in sales, marketing, and customer support.

We currently sell various switching products to Compaq, Dell, Hewlett-Packard, IBM, and Siemens pursuant to private-label and branded arrangements. These OEM customers integrate and sell our switches with their own products, including network servers. We devote significant sales and customer service resources to our OEM accounts. We are continuing to leverage our significant experience in working with our OEM and other server manufacturer customers to enter into new relationships with other manufacturers of servers in the United States, Europe, and Asia. We believe that the architecture, quality, and reliability of our products, together with our commitment to customer service, are attractive to server manufacturers.

We have relationships with a variety of distributors and resellers, including Tech Data, Ingram Micro, Dakota, Getronics, QDS, Shanghai Aera, Digital First, and Blue Ridge, value added resellers, or VARs, and systems integrators, for the distribution and sale of Avocent, Apex, Cybex, and Equinox branded products in the United States, Europe, Asia, and elsewhere. We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products. We will continue devoting additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

We provide discounts, other special pricing arrangements, and certain return privileges to our OEMs and our distributors and resellers. Because of these discounts and other arrangements, our gross margins on sales to OEMs and through distributors and resellers are lower than our gross margins on our direct sales. Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause. Our distributors and resellers are not within our control, are not obligated to purchase products from us, and frequently offer products of several different manufacturers, including products that compete with ours.

International sales accounted for approximately 38% of net sales in 2001, 38% of net sales in 2000, and 36% of net sales in 1999, and are made primarily through OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries. We are expanding our international sales within Europe, Asia, and the Pacific Rim through the utilization of our sales offices in Guangzhou and Shanghai, China; London, England; Paris, France; Rotterdam, Holland; Seoul, Korea; Shannon, Ireland; Steinhagen, Germany; Tokyo, Japan; Hong Kong; and Singapore.

Customers

To date, a substantial portion of our net sales have been generated from sales of switches to OEMs for integration with their product offerings. Sales to OEM customers represented 46% of net sales for 2001, 46% of net sales for 2000, and 72% of net sales for 1999. While we have contracts with certain of our existing OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. The proposed merger between Compaq and Hewlett-Packard will result in a further concentration of sales in our OEM customers.  The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers and major distributors (49% of net sales in 2001, 45% of net sales in 2000, and 19% of net sales in 1999) and direct purchasers (5% of net sales in 2001, 9% of net sales in 2000, and 9% of our net sales in 1999). We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. Sales to Compaq represented approximately 23% of net sales in 2001, 32% of net sales in 2000, and 50% of net sales in 1999. No other customer accounted for more than 10% of net sales in 2001.

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

Customer Service

We emphasize customer service by developing innovative, high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our products. We respond quickly to our customers’ requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop custom solutions. We offer warranties for parts and service on all of our products, ranging from one to three years. We also offer a 30-day money-back guarantee for all of our products. To date, we have not experienced significant product returns. We may, as a result of competitive pressures, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer. If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Product Development

We believe that the continued, timely development of new products and enhancements to our existing products is essential to building our competitive position. The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and products we have under development obsolete or unmarketable. Our products combine components, such as printed circuit boards, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of our existing products and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis. By emphasizing customer–driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance. Our failure to respond timely to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, or cash flow.

Due to our significant reliance on OEM relationships, some of our product development efforts are focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be available to, or readily marketable to, other customers without significant modifications or delay.

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

Our engineering and product development expenses were approximately $22.5 million for 2001 (excluding $4.6 million in expensed in-process research and development expenses related to the acquisition of Equinox), $12.9 million for 2000 (excluding $94 million in expensed in-process research and development costs related to the Apex and Cybex combination), and $6.5 million for 1999. As of December 31, 2001, we employed 132 people in our engineering department. In addition, we use independent contractors from time to time. As of December 31, 2001, we were working with approximately 12 independent contractors on various development projects.

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

Manufacturing

We do not manufacture any of our products in their entirety. Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our products while we outsource some or all of these functions on other products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can while maintaining our high standards for quality and delivery. Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service. We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability. As of December 31, 2001, we employed 173 people in our manufacturing department.

We currently rely on several third party manufacturers, including Likom Computer Products, Stephenson Diversified Industries, Technical Services, Inc., and ETMA, for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations. We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, cable assemblies, line filters, enclosures, and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. Circuit boards assemblies are currently obtained from a number of sources, including Likom Computer Products, Stephenson Diversified Industries, Technical Services, Inc., and ETMA. We believe that there are adequate alternative sources for our product components. Any termination of, or significant disruption in, our relationship with the suppliers of our product components may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

In the past, we have experienced delays in the receipt of certain components, which have resulted in delays in related product deliveries. We attempt to manage these risks through developing alternative sources, committing internal resources to supply chain management, and maintaining relationships and close personal contact with each of our contract manufacturers and suppliers. There can be no assurance, however, that delays in component and product deliveries will not occur in the future, and the inability to obtain sufficient components or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations, or cash flow. Some of the components for our products are available from a single supplier or a limited number of suppliers. We attempt to maintain quality relationships and close contact with each of our suppliers.

Competition

The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with third parties such as Raritan Computer, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable Mfg. Group, Belkin, Lightwave Communications, and StarTech Computer Accessories, some of which may have substantially greater financial, marketing, and technical resources than we have. We also compete with other companies (such as Microsoft) that offer alternative technologies (such as software) or products that compete with our switching systems.  In addition, several of our OEM customers (such as Compaq, Hewlett-Packard, and IBM) currently offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Some of our OEM customers also manufacture their own switching products and offer those supplied by our competitors.

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

Proprietary Technology

Our future success is dependent in part upon our ability to protect our proprietary rights in our products. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection. We have been issued 36 U.S. patents and have 14 U.S. patent applications pending. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products can be sold, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us. Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technology and products.

We believe that certain products of certain competitors infringe one or more of our U.S. patents. In February 1998, we filed patent infringement lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the U.S. Patent and Trademark Office Board of Appeals and Interpretations. We also filed a complaint for patent infringement in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998 seeking injunctive relief, damages, attorneys’ fees, and costs. The complaint in the CCC lawsuit was filed but was never formally served on CCC, and we subsequently voluntarily dismissed the CCC lawsuit in Seattle without prejudice.

The issues raised in the Patent and Trademark Office were subsequently resolved in our favor, and in May 2001, Apex (our wholly-owned subsidiary) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan.  We are in the process of appealing the judgment.

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

Employees

As of December 31, 2001, we had 439 full-time employees working in the United States. Of our domestic full-time employees, 146 were in marketing, sales, and customer support, 106 were in engineering, research, and development, 138 were in manufacturing and operations, and 49 were in administration. As of December 31, 2001, we had 149 full-time employees working at our facilities outside of the United States. Of our international full-time employees, 66 were in marketing, sales, and customer support, 26 were in engineering, research, and development, 35 were in manufacturing and operations, and 22 were in administration. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

Backlog

Backlog consists of purchase orders with deliver dates scheduled within the next six months. None of our customers is obligated to purchase products from us except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, our backlog as of any particular date is not representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives by OEMS, distributors, and resellers to reduce inventories and shorten lead times, we do not view backlog as an important indicator of our future results, and we do not believe it is a meaningful indicator of actual sales for any succeeding period.

Segment Reporting

Subsequent to the merger transaction between Apex and Cybex on July 1, 2000, we reported segment information on a geographical basis in which we presented sales and gross profit information for Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland.  Following the merger, the previously separate businesses of Apex and Cybex began to be integrated.  In recent quarters, shipments to certain international OEM customers that had historically originated from Redmond were shifted to Shannon.  As this occurred, the historical comparisons by location became less meaningful.  Additionally, we have gradually realigned operating and management responsibilities within Avocent to emphasize that we are “one company, operating around the world.”  Consequently, we have evaluated the business in light of the segment reporting requirements, and we have determined that we will report operations as a single operating segment.  We will, however, disclose sales for the United States and the rest of the world on a quarterly and annual basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THIS ANNUAL REPORT CONTAINS FORWARD–LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT, INCLUDING THE FOLLOWING:

Risks relating to the merger transaction between Apex and Cybex that resulted in the formation of Avocent.

We may not achieve the benefits expected from the merger transaction, which may have a material adverse effect on our business and could result in loss of key personnel.

Achieving the benefits expected from the merger transaction between Apex and Cybex that resulted in the formation of Avocent will depend in part on the successful integration of technology, operations, and personnel. The integration of Apex and Cybex has been, and will continue to be, a complex, time-consuming, expensive, and challenging process, and management believes that this challenge will continue. The continuing challenges involved in this integration include the following:

•                                          Retaining existing customers and strategic partners of each company;

•                                          Retaining and integrating management and other key employees of both Apex and Cybex;

•                                          Coordinating research and development activities to enhance introduction of new products and technologies;

•                                          Integrating purchasing and procurement operations and financial monitoring and reporting in multiple locations around the world;

•                                          Integrating geographically dispersed organizations;

•                                          Combining product offerings and product lines effectively and quickly;

•                                          Integrating sales efforts so that customers can do business easily with us;

•                                          Coordinating domestic and foreign manufacturing operations in a rapid and efficient manner;

•                                          Transitioning all facilities to a common information technology system;

•                                          Offering the products and services of Apex and Cybex to each other’s customers;

•                                          Coordinating marketing efforts; and

•                                          Developing and maintaining uniform standards, agreements, controls, procedures, and policies.

The continuing risks to the successful integration of Apex and Cybex include:

•                                          The impairment of relationships with employees, customers, and suppliers as a result of integration of management and other key personnel;

•                                          The potential disruption of our ongoing business and distraction of management;

•                                          Different financial reporting and information technology systems;

•                                          The difficulty of incorporating acquired technology and rights from Apex and Cybex into product offerings; and

•                                          Unanticipated expenses related to integration.

We may not succeed in addressing these risks or any other problems encountered in connection with the merger transaction.

Our reported financial results have been, and will continue to be, adversely affected as a result of purchase accounting treatment and the impact of amortization of goodwill and other intangible assets relating to the merger transaction between Apex and Cybex and the acquisition of Equinox.

We accounted for the merger transaction as a purchase of Cybex by Apex using the purchase method of accounting. We also accounted for the acquisition of Equinox by Avocent using the purchase method of accounting. Under purchase accounting, we recorded the fair value of the consideration given for the Cybex and Equinox common stock and for the options to purchase Cybex and Equinox common stock assumed by us, plus the amount of direct transaction costs, as the cost of acquiring Cybex and Equinox. We allocated these costs to the individual Cybex and Equinox assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trademarks and trade names, acquired workforce, and in-process research and development, based on their respective fair values. In-process research and development charges, which were valued at $94.0 million for Cybex and $4.6 million for Equinox, were expensed when the merger transaction between Apex and Cybex and the acquisition of Equinox were completed. Intangible assets, including goodwill, are being amortized over a three- to seven-year period.

The costs allocated to goodwill and other intangibles in connection with the merger transaction between Apex and Cybex and the acquisition of Equinox were approximately $707 million and $38 million, respectively.  We began to amortize goodwill and other intangible assets in equal quarterly amounts in the third calendar quarter of 2000 following completion of the merger transaction between Apex and Cybex.  We began to amortize goodwill and other intangible assets in equal quarterly amounts in the first calendar quarter of 2001 following completion of the acquisition of Equinox. Amortization of goodwill and other intangibles was approximately $133 million and $62 million in 2001 and 2000, respectively.

We performed a cash flow analysis as of December 31, 2001, to determine if the remaining balance of goodwill resulting from the merger transaction between Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result of this study, we recorded a $195.4 million reduction during 2001 in the carrying value of goodwill created by the merger transaction between Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer deemed adequate to support the value of goodwill associated with the merger.  We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjuistment for impairment was required. If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill may be required. Effective January 1, 2002, under the provisions of SFAS No. 142, goodwill ceases to be amortized.  We expect the amorization of other intangibles to be approximately $22 million in 2002.

Risks relating to our business.

Our business is dependent upon a limited number of customers that are not obligated to continue doing business with us.

A substantial portion of our sales is concentrated among a limited number of OEM customers. Sales to these OEMs represented approximately 46% of net sales in 2001, 46% of net sales for 2000, and 72% of net sales for 1999. Sales to Compaq represented approximately 23% of net sales for 2001, 32% of net sales for 2000, and 50% of net sales for 1999.

Our OEM business is subject to risks, including:

•                                          Contract termination or reduced or delayed orders;

•                                          Short order cycles and difficulty in predicting sales, because our OEM customers do not have long-term commitments to purchase from us;

•                                          Adoption of competing products or technologies developed by third parties for the OEMs or by the OEMs' internal development teams; and

•                                          Changes in corporate ownership, financial condition, business direction, or product mix by the OEMs.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations. We have experienced, and expect to continue to experience, significant reductions or delays in orders from our OEM customers, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large OEM customers could materially harm our business. While we have contracts with some of our existing OEM customers, none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. Our dependence upon a few OEMs also results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers. In addition, OEM customers have longer payment cycles that increase the likelihood of aged or problem accounts receivable.  The proposed merger between Compaq and Hewlett-Packard will increase these risks.  The loss of, or material decline in orders from, any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Our revenue may decline.

Although Apex’s and Cybex’s revenues grew substantially in the quarters prior to the merger transaction that formed Avocent, our “as if” combined revenue (i.e., the actual calendar year revenues for Apex and Cybex on a combined basis in 2000 and the actual calendar year revenues for Apex, Cybex, and Equinox in 2001) grew from $217 million in 1999 to $294 million in 2000 but then declined to $256 million in 2001.

As our business matures, it is highly unlikely that revenue will grow at the rapid pace it grew prior to the merger. In addition, general economic conditions are not as favorable as they were in prior years, and our revenue could continue to decline. If our revenue declines or does not increase at or above the rate equity research analysts expect, the trading price for our common stock may decline. Our future growth rates will depend on general economic conditions and on our ability to expand sales of our existing products and develop and market new products, which will require significant expenses that we may not have sufficient resources to undertake.

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

Our operating results will be affected by seasonal trends, by general conditions in the server market, and by general economic conditions. We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters. Because our business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels or other factors could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we are currently seeing indications that the rate of growth in capital spending for information technology equipment has slowed. In addition, we have recently seen industry-wide initiatives by OEMs and by distributors and resellers to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and our distributor and reseller customers.

We believe that quarter-to-quarter comparisons of the historical financial results of Apex and Cybex are not meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet the expectations of equity research analysts, the price of our common stock could be negatively affected.

A substantial portion of our business consists of sales to OEM customers, which vary significantly from quarter to quarter. A substantial drop in OEM sales could greatly harm our business.

A substantial portion of our sales are to OEM customers. We have experienced, and we expect to continue to experience, period-to-period variability in sales to OEM customers. Any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation generally up to six weeks prior to the scheduled shipment date. We use multiple warehouses for many of our OEM customers to fulfill their orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our products at each of these warehouses to satisfy our OEM’s anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our products. We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, our OEM customers have requested, and are likely to continue to request, that we delay shipment dates or cancel orders for branded products that are subject to firm orders. Accordingly, our sales to OEMs for future quarters are increasingly difficult to predict. The inability to accurately predict the timing and volume of orders for our OEM customers during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

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

Cybex historically offered a 30-day unconditional money-back guarantee and a twelve to fifteen month limited warranty for all of its products and allowed additional rights of return to certain of its customers. Apex typically offered a one to three year limited warranty for all of its products and allowed additional rights of return to certain of its customers. We offer warranties for parts and service on all our products, ranging from one to three years (and, in the case of some of Equinox’s products, five years). Although our historical return experience has not been significant, our returns may increase in the future. An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

Intense competition from new and existing competitors could impair our ability to grow our business and sell our products.

The markets for our Avocent, Apex, Cybex, and Equinox products are highly fragmented and intensely competitive. Increased competition from both hardware and software products could result in price reductions and loss of sales, which would materially harm our business. Our business is becoming increasingly sensitive to new product introductions, price changes, and marketing efforts by competitors. Accordingly, our future success will be highly dependent upon timely completion and introduction of new products and product features at competitive prices and performance levels that address the evolving needs of our customers. We are currently experiencing increased price competition and increased customer sensitivity to price for our switching systems and our extension and remote access products, and pricing pressures on us will continue to increase in the future. Because of this competition, we may not be successful in gaining additional OEM or server manufacturer customers.

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

Certain of our customers, such as Compaq or Microsoft, presently offer competitive hardware and/or software products, technologies, and solutions that address many of the problems our products address. These customers could decide to manufacture their own switching or remote access products, enhance their own internally–developed switching solutions or technologies, or offer products supplied by competitors. Companies with network management products, many of which are substantially larger than we are and have significantly more financial resources, may also compete with us. Established companies with network management experience could offer new products, new technologies, or new solutions that compete with our products.

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

The principal components of our products are electronic components, power supplies, cable assemblies, line filters, enclosures, and printed circuit boards, all of which are purchased from outside vendors. We generally buy components under purchase orders and generally do not have long-term agreements with our suppliers. Also, we generally do not maintain large inventories of components. Any termination of, or significant disruption of, our relationships with our suppliers of product components may prevent us from filling customer orders in a timely manner which could result in customer dissatisfaction and lost sales.

Prior to the merger transaction that formed Avocent, both Apex and Cybex purchased a number of the components for products from a single supplier or a limited number of suppliers. Apex, Cybex, and Avocent have occasionally experienced, and we may in the future experience, delays in delivery of components. Although alternate suppliers are available for most of the components and services needed to produce our products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months.

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

We rely on third party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of some of our products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.

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

Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause. These distributors and resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitor’s products. These distributors and resellers may give higher priority to the sale of other products. A reduction in sales efforts by our resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

Executive officers and other key personnel may depart, which could harm our ability to grow the business.

We are greatly dependent on the ability to retain key management and technical personnel. In March, 2002, our Board of Directors elected John R. Cooper as President and Chief Executive Officer with Stephen F. Thornton remaining as Chairman. Mr. Cooper has never been President and CEO of a publicly-traded corporation, and our future success is dependent upon the personal efforts of Mr. Cooper and upon a successful management transition. Our future success is also highly dependent upon the personal efforts of other management and technical personnel, and the loss of services of any one of them could have a material adverse effect on our business, financial condition, and results of operations. Many of our key management and technical personnel were awarded stock options with exercise prices that are substantially above the current trading price of our common stock and therefore currently have no value. We may need to grant new options to these employees in the future in order to provide new incentive and thus retain them. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.

Difficulties encountered managing our growth could adversely affect our results of operations.

In the periods prior to the merger transaction that formed Avocent, Apex and Cybex experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, and the scope and complexity of their financial systems. This growth placed significant strain on the managerial, operational, and financial resources of both companies and resulted in new and increased responsibilities for management personnel. These strains have continued, and possibly worsened, since the merger. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations.

Our ability to effectively manage this recent growth and any future growth will require us to continue to implement and improve our operational, financial, and information systems and internal controls and will likely require additional management personnel. In addition, we believe that we must continue to develop greater engineering, marketing, sales, and customer service capabilities in order to develop new products and product enhancements, secure new customers at a rate necessary to achieve desired growth, and effectively serve the evolving needs of present and future customers. We may not be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing, sales, and customer service capabilities, our ability to effectively manage growth, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited. If management is unable to effectively manage this growth, our business, financial condition, and results of operations could be materially adversely affected.

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

                In May 2001, Apex (our wholly-owned subsidiary) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorney's fees and costs under three Apex patents. After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan. We are in the process of appealing the judgement.  We have capitalized $1.8 million of patent defense costs which are included with intangible assets in our consolidated balance sheet as of December 31, 2001.  If we are not successful in our appeal, the patent defense costs must be written off, which would have a material adverse impact on our business, financial condition, and results of operations.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation. Existing litigation or other litigation by or against us could result in significant expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

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

•                                          Changes in regulatory requirements;

•                                          Difficulties in meeting the requirements of different international product regulations;

•                                          Risks relating to intellectual property rights;

•                                          The impact on our R&D resources as we localize our product offerings to meet local user requirements such as language translations and hardware compatibility issues;

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

Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, it is likely that international business will increasingly be conducted in foreign currencies. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency translation gains and losses. While we attempt to hedge our foreign currency exposure, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

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

Effective January 3, 2001, we acquired Equinox Systems Inc., and in the future, we may acquire technologies or companies or make investments in complementary companies, products, or technologies. These acquisitions entail many risks, any of which could materially harm our business. These risks include:

•                                          Difficulty assimilating the acquired company’s personnel and operations;

•                                          Diversion of management’s attention;

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

Our Redmond, Washington facility, which consists of approximately 117,000 square feet in an industrial office building, contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. We lease this space, and the current base rent under the lease is approximately $100,000 per month, plus taxes, insurance and maintenance. The 117,000 square foot leased premises has approximately 35,000 more square feet than we currently need, and in 2000, we agreed with the subtenant to an early termination of the subleased space.

Avocent International Ltd. is located in a 60,500 square foot leased facility located in the Shannon Free Trade Zone in Shannon, Ireland. The Shannon facility houses administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. The lease with the Shannon Development Authority is for twenty-five years with five five-year break points, and provides for annual rent of approximately $320,000.

Our Steinhagen, Germany facility consists of approximately 9,900 square feet, contains sales and administrative personnel, and is located on leased property. The lease, which provides for annual rent of approximately $75,000, can be terminated in August 2002.

We also lease approximately 5,000 square feet in an office building in Austin, Texas.  This office contains sales, marketing, and administrative personnel to support our OEM operations.  The sixty-two month lease terminates in 2006, and our annual rent is approximately $92,000.

As a result of our acquisition of Equinox Systems Inc. in early 2001, we own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida. Our Sunrise facility contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations.

We also lease approximately 8,600 square feet for $210,000 per year in Chelmsford, Massachusetts. This facility houses marketing functions and the engineering team responsible for visual display technology and products.

                We believe that these facilities are sufficient to support our current operations.

Item 3. Legal Proceedings.

In February 1998, we filed patent infringement lawsuits against certain companies, which were dismissed without prejudice by the agreement of the parties in early 1999 to allow certain patent issues raised in the litigation to be initially determined by the PTO Board of Appeals and Interpretations. We also filed a complaint for patent infringement in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998 seeking injunctive relief, damages, attorneys’ fees, and costs. The complaint in the CCC lawsuit was filed but was never formally served on CCC, and we subsequently voluntarily dismissed the CCC lawsuit in Seattle without prejudice.

The issues raised in the Patent and Trademark Office were subsequently resolved in our favor, and in May 2001, Apex (our wholly-owned subsidiary) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan.  We are in the process of appealing the judgment.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock; Holders of Record

Our common stock is quoted on The Nasdaq National Market System under the symbol “AVCT.” The following table shows the high and low sales prices of our common stock for the period since the combination of the businesses of Apex and Cybex, July 1, 2000, to December 31, 2001, as reported by the Nasdaq National Market System.

	High	Low
Quarter ended December 31, 2001	$27.26	$12.55
Quarter ended September 28, 2001	$27.00	$12.00
Quarter ended June 29, 2001	$28.10	$16.50
Quarter ended March 30, 2001	$40.13	$18.00
Quarter ended December 31, 2000	$71.88	$18.75
Quarter ended September 29, 2000	$58.25	$39.75

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

	High	Low
Quarter ended June 30, 2000	$44.48	$22.24
Quarter ended March 31, 2000	$47.34	$27.05
Quarter ended December 31, 1999	$31.18	$13.30
Quarter ended October 1, 1999	$32.44	$10.89
Quarter ended July 2, 1999	$20.06	$11.23
Quarter ended April 2, 1999	$24.53	$10.09

As of March 15, 2002, there were 240 holders of record of our common stock. All prices above reflect a three-for-two stock split effective March 4, 1999.

Dividend Policy

We did not declare or pay any cash dividends in 2001, 2000, or 1999, and for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors. In addition, our line of credit facility prohibits the payment of dividends if any loans are outstanding under such facility.

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data.)

	2001	2000	1999	1998	1997
Net sales	$255,911	$222,372	$107,288	$75,640	$55,390
Income (loss) before extraordinary item	$(320,466)	$(130,556)	$21,243	$15,710	$10,468
Basic per share income (loss) before extraordinary item	$(7.22)	$(3.92)	$0.94	$0.71	$0.54
Diluted per share income (loss) before extraordinary item	$(7.22)	$(3.92)	$0.90	$0.69	$0.50
Total assets	$547,198	$815,246	$104,314	$73,375	$55,271
Long-term obligations and preferred stock	—	—	—	—	—
Cash dividends declared per share	—	—	—	—	—

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 7—”MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, CAPITAL NEEDS, MERGER ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

Formation of Avocent

On July 1, 2000, Apex and Cybex entered into a merger transaction resulting in a new company, Avocent Corporation (formerly known as Aegean Sea Inc.). Prior to the effective date of the merger, Avocent did not conduct any activities. Avocent is on a calendar year basis with December 31 as its year-end.

The merger was accounted for as a purchase of Cybex by Apex in accordance with Accounting Principles Board Opinion No. 16, with the purchase price allocated to the assets and liabilities of Cybex based upon their fair values on the date of the transaction. The excess of the purchase price over the fair value of the assets and liabilities has been allocated to the identifiable intangible assets and goodwill. The purchase price allocation was as follows: $109 million of tangible assets, $90 million of identifiable intangible assets, $34 million of deferred tax liability on intangible assets acquired, $523 million of goodwill, and $94 million of in-process research and development.  The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

In November 2000, Avocent and Equinox entered into a definitive agreement under which Equinox agreed to merge with a wholly-owned subsidiary of Avocent Corporation. Equinox received final approval of the merger from its shareholders on January 2, 2001. The merger was effective as of January 3, 2001.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized and the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction. The purchase price allocation was as follows: $39 million of tangible assets, $12 million of identifiable intangible assets, $6 million of deferred tax liability on intangible assets acquired, $21 million of goodwill, and $5 million of in-process research and development. The amortization periods are 3 to 7 years for identifiable intangibles and 5 years for goodwill.

Avocent’s consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 1999 include only the historical results of Apex. Avocent’s consolidated statement of operations, stockholders’ equity, and cash flows for the year ended 2000 include the twelve month results of Apex for the period January 1, 2000 through December 31, 2000 and the six month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000.  Avocent’s consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 include the results of Apex, Cybex, and Equinox.  Avocent’s consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Avocent’s consolidated balance sheet as of December 31, 2001 includes the consolidated financial position of Apex, Cybex, and Equinox.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Apex, Cybex, and Equinox History

Apex operated as a division of Apex Computer Company through January 1993, providing computer maintenance services to Microsoft and selling integrated server cabinets and, to a limited extent, stand-alone switching systems, primarily to Microsoft. In February 1993, the assets of that division were spun off as a dividend to the sole shareholder of Apex Computer Company, who contributed those assets as Apex’s initial capital. Throughout 1993, Apex derived revenue primarily from the provision of computer maintenance services to Microsoft. In May 1994, Apex began selling stand-alone switching systems to Compaq for integration into server cabinets. In June 1994, Apex discontinued its computer maintenance service business and decided to concentrate on sales of stand-alone switching products.

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

Equinox engaged in the development of software and hardware products that provide communications port management and remote control capabilities. The products were marketed to end-users under the Equinox brand name through a worldwide, two-tier distribution channel and network of value added resellers. Equinox also created customized versions of its products for original equipment manufactures that sell and support the products under their own brand names.

Overview

We design, manufacture, and sell analog and digital console switching systems, serial connectivity devices, and extension and remote access products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products sold under the Avocent, Apex, Cybex, and Equinox brands, including our AutoView™, DS Series™, OutLook®,  and XP®4000 Series products. Our switching products help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

A substantial portion of our revenue is derived from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited amount of direct customers. For 2001, sales to our OEM customers were 46% of net sales, sales to our reseller and distributor network were 49% of net sales, and sales to our direct customers were 5% of net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The proposed merger between Compaq and Hewlett-Packard will result in a further concentration of sales in our OEM customers, and the loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  We sell products to dealers, end-users and OEMs in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 62% of 2001 sales, while sales outside the United States accounted for 38% of 2001 sales.

With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward–committed firm orders. This trend is currently affecting our business with certain OEMs and other server manufacturers, and we believe that it will make our sales more difficult to predict and inventory levels more difficult to manage.

We are currently experiencing increased price competition in the market for all of our products, and we expect that pricing pressures will continue to increase in the future.  In addition, general economic conditions are not as favorable as they were in prior years, and our revenue growth rate has slowed.  Depending on future general economic conditions and other factors, our revenue could decline in the future.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of its consolidated financial statements:

•                                          We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.  We generally record sales revenue upon shipment of our products, net of any discounts, since we generally do not have significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.  We generally ship products upon receipt of a purchase order from a customer.  Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods.

•                                          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.

•                                          We write down our inventory for estimated obsolescence or unmarketable inventory equal to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

•                                          We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus, some of which are in publicly traded companies with share prices that are volatile and some of which are in non-publicly traded companies with values that are difficult to determine.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.

•                                          We estimate allowances for sales returns based on our experiences from historical customer returns.  If actual future customer returns are less favorable than those projected by management, additional sales return expenses may be required.

•                                          We review intangible assets and long-lived assets for impairment under the guidance prescribed by SFAS No. 121 if indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying values of the assets.  We performed a cash flow analysis as of December 31, 2001, to determine if the remaining balance of goodwill resulting from the merger transaction between Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121, and as a result of this study, we recorded a $195.4 million reduction during 2001 in the carrying value of goodwill created by the merger transaction between Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer deemed adequate to support the value of goodwill associated with the merger.  Effective January 1, 2002, we adopted SFAS No. 142.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill may be required.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.6	50.6	53.5
Gross profit	41.4	49.4	46.5
Operating expenses:
Research and development expenses	8.8	5.8	6.1
In-process research and development expense and other acquisition costs	1.8	46.8	—
Selling, general and administrative expenses	29.2	23.5	13.1
Amortization of intangible assets	51.9	28.0	—
Impairment write-down of intangible assets	76.4	—	—
Total operating expenses	168.1	104.1	19.2
Income (loss) from operations	(126.7)	(54.7)	27.3
Other income, net	0.3	2.5	2.8
Income (loss) before provision for (benefit from) income taxes	(126.4)	(52.2)	30.1
Provision for (benefit from) income taxes	(1.2)	6.5	10.3
Net income (loss)	(125.2)%	(58.7)%	19.8%

Years Ended December 31, 2001 and 2000

Net sales.  Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access solutions. Net sales increased 15% to $255.9 million for 2001 from $222.4 million for 2000. This increase was due to the timing of the merger of Apex and Cybex and acquisition of Equinox. Only six months of revenue from the Cybex products was recorded in 2000, while 12 months of revenue from the Cybex products and the Equinox products was recorded in 2001.  Equinox products contributed over $19 million of net sales in 2001. In addition, this increase in sales resulted from increased demand from our OEM customers and increased sales through our resellers and distributors. On a percentage basis, OEM sales for 2001 increased 14% over 2000, and resellers and distributor sales for 2001 increased 26% over 2000. OEM sales were 46% of sales for 2001 and 46% in 2000 as well.  Reseller and distributor sales were 49% of sales for 2001, compared to 45% of sales for 2000, and direct sales were 5% of sales for 2001 and 9% of sales for 2000.  Sales within the United States were 62% of sales in both 2001 and 2000, while sales to the rest of the world accounted for 38% of sales in both 2001 and 2000.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins were significantly affected by $13 million of write-downs for excess and obsolete inventories during 2001.  These write-downs were made to reduce inventory valuations to bring them in-line with current replacement values and to the level necessary to support current sales demand.  Another charge of over $1 million was taken at one of our locations due to physical count shortages during the fourth quarter of 2001. An increase in deferred compensation charges to approximately $2.3 million in 2001 from $1.2 million in 2000 also affected our margins.  This deferred compensation amortization related to stock options for manufacturing employees was recognized as a result of the merger of Apex and Cybex that occurred in mid 2000 and the acquisition of Equinox in January 2001.  Due to the timing of the merger and acquisition, only six months of deferred compensation expense from the merger was recognized in 2000, while 12 months of deferred compensation from the merger and the acquisition was recognized in 2001. This deferred compensation expense will decline in 2002.  Gross profit decreased to 41.4% for 2001 from 49.4% for 2000, due primarily to the factors discussed above.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred. Research and development expenses were $22.5 million, or 8.8% of net sales, in 2001, compared to $12.9 million, or 5.8% of net sales, in 2000. The increase in research and development expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex expenses as a result of the merger of Apex and Cybex on July 1, 2000 and the addition of Equinox expenses as the result of the acquisition on January 3, 2001. The additional costs attributable to Cybex and Equinox include over $4 million in deferred compensation amortization in 2001 as compared to $2 million of deferred compensation amortization in 2000. Deferred compensation amortization, related to stock options for research and development employees, was recognized as a result of the merger of Apex and Cybex that occurred in mid 2000 and the acquisition of Equinox in January 2001.  Due to the timing of the merger and acquisition, only six months of deferred compensation expense from the merger was recognized in 2000, while 12 months of deferred compensation from the merger and the acquisition was recognized in 2001.  This deferred compensation expense will decline in 2002 We believe that the timely development of innovative new products and enhancements to existing products is essential to maintaining our competitive position, and we expect research and development expenditures to continue to increase in absolute dollars in 2002 compared to 2001.

In-process research and development expense and other acquisition costs.  Acquisition related expenses in 2001 is comprised solely of the one-time write-off of $4.6 million of in-process research and development expense.  Merger related expenses of $104 million in 2000 include the one-time write-off of $94 million of in-process research and development expense and an additional $10 million of non-recurring charges comprised mainly of fees to professional advisors.

Selling, general and administrative expenses.  Selling, general and administrative expenses include certain merger and acquisition related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex expenses as a result of the merger transaction between Apex and Cybex on July 1, 2000 and the addition of Equinox expenses as the result of the acquisition of Equinox on January 3, 2001. Selling, general and administrative expenses were $74.8 million, or 29.2% of net sales for 2001 compared to $52.1 million, or 23.5% of net sales for 2000. Approximately $13.2 million of selling, general and administrative expenses in 2001 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox, and the amortization of deferred compensation for stock options as a result of the two transactions will decline in 2002.  Approximately $15.3 million of selling, general and administrative expenses in 2000 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex, including approximately $9.8 million related to the discretionary acceleration of stock options by the Apex Board of Directors in connection with the merger.  Additionally, 2001 selling, general and administrative expenses include $1.3 million of severance costs related to headcount reductions in the U.S. and Europe. Also, bad debt expense increased  approximately $2.6 million in 2001 when compared to 2000 as we increased reserves to address collectability issues in light of the general economic decline.  In the second half of 2001 selling, general and administrative expenses declined in absolute dollars and as a percentage of sales due to cost control measures that included headcount reductions and a reduction in advertising and promotion programs.  We expect selling, general and administrative expenditures as a percentage of net sales to remain at or below the level of expense for 2001 in the coming year.

Amortization and write-down of intangible assets.  Amortization and write-down of intangible assets is comprised of the amortization of the identifiable intangible assets and goodwill created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox and a write-down of goodwill recorded as the result of a cash flow analysis performed under the applicable provisions of SFAS No. 121 during 2001. Amortization of identifiable intangible assets and goodwill was $132.8 million or 52.0% of net sales for 2001 compared to $62.4 million or 28.0% of net sales for 2000.  We performed a  cash flow analysis to determine if the remaining balance of goodwill created at the merger of Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result of this study, we recorded a $195.4 million reduction in the carrying value of goodwill created only the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer considered adequate to support the value of goodwill associated with the merger.  Additionally, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  On that date, under the provisions of SFAS No. 142, goodwill ceased to be amortized.  The amortization of goodwill was approximately $111,000 during 2001.

Other income, net.  Other income was $735,000 in 2001, down from $5.7 million for 2000. The decrease related primarily to a charge of $4.9 million recorded in for an “other-than-temporary” decline in the market value of our portfolio.  Excluding the $4.9 million charge, other income remained flat in 2001 as compared to 2000.  Although we had more cash and marketable securities in 2001 than in 2000, interest income has declined due to lower interest rates.

Provision for (benefit from) income taxes.  The benefit from income taxes was approximately $2.9 million for 2001, compared to a provision for income taxes of $14.6 million in 2000. Excluding merger related adjustments to federal taxes, the effective tax rate for 2001 was approximately 29.0%, compared to 32.2% for 2000, primarily due to shifting of international sales to our Shannon, Ireland facility. Our Shannon facility operates under a 10% tax rate.

Net loss.  Our net loss for 2001 was $320.5 million compared to $130.6 million for 2000, as a result of the above factors, including the reduction in the carrying value of goodwill, the amortization of identifiable intangible assets and goodwill, deferred compensation expense, and inventory write-downs.  The net loss as a percentage of sales for 2001 was 125.2%, compared to 58.7% for 2000.

Years Ended December 31, 2000 and 1999

Net sales.  Our net sales consist of sales of switching systems, extension and remote access products, and display products. Net sales increased 107% to $222.4 million for 2000 from $107.3 million for 1999. This increase was due primarily to the impact of the merger of Apex and Cybex on July 1, 2000. Cybex contributed $90.8 million of net sales in 2000. Other factors related to the increase in sales were increased demand from our OEM customers and increased sales through our resellers and distributors. On a percentage basis, OEM sales for 2000 increased 32% over 1999, and resellers and distributor sales for 2000 increased 402% over 1999. OEM sales were 46% of sales for 2000, compared to 72% of sales for 1999, reseller and distributor sales were 45% of sales for 2000, compared to 19% of sales for 1999, and direct sales were 9% of sales for 2000 and 9% of sales for 1999. The shift in customer mix is a reflection of the addition of Cybex customers. For the period July 1 to December 31, 2000, almost 80% of Cybex’s revenues were derived from sales to resellers and distributors.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Additionally, the addition of Cybex customers as a result of the merger had a direct impact on gross profit. Cybex’s gross profit percentages have historically been higher than Apex’s primarily due to the composition of the Cybex customer base. Historically, Cybex sales were largely sales to resellers which typically have higher gross margins than sales to OEMs.  Slightly offsetting the benefit of the Cybex customer composition were charges totaling approximately $1.2 million in deferred compensation amortization related to stock options for manufacturing employees recognized as a result of the merger. Gross profit increased to 49.4% for 2000 from 46.5% for 1999, due primarily to the higher percentage of reseller and distributor sales in 2000 compared to 1999.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred. Research and development expenses were $12.9 million, or 5.8% of net sales, in 2000, compared to $6.5 million, or 6.1% of net sales, in 1999. The large increase in the amount spent on research and development can be attributed to the impact of the merger effective July 1, 2000. The additional costs of the Cybex research and development team includes approximately $2 million in deferred compensation amortization related to stock options for certain engineering employees recognized as a result of the merger.

In-process research and development expense and other acquisition costs.  Merger related expenses of $104 million in 2000 include the one-time write-off of $94 million of in-process research and development expense and an additional $10 million of one-time charges comprised mainly of fees to professional advisors.

Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $52.1 million, or 23.5% of net sales for 2000 compared to $14.1 million, or 13.1% of net sales for 1999. Approximately $15.3 million of selling, general and administrative expenses in 2000 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex. Excluding the merger–related amortization of deferred compensation in 2000, selling, general and administrative expenses were 16.6% of net sales. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to growth in our business and to the addition of Cybex expenses as a result of the merger transaction between Apex and Cybex on July 1, 2000. Historically, Cybex’s selling, general and administrative expenses as a percentage of sales were larger than Apex’s due to the higher levels of staffing and advertising and promotion expenses required to support its reseller and distributor customers.

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

Net income (loss).  Our net loss for 2000 was $130.6 million compared to net income of $21.2 million for 1999, as a result of the above factors, including in-process research and development expense and other acquisition costs, the amortization of identifiable assets and goodwill, and deferred compensation expense. The net loss as a percentage of sales for 2000 was 58.7%, compared to the net income as a percentage of sales for 1999 of 19.8%.

Liquidity and Capital Resources

As of December 31, 2001 our principal sources of liquidity consisted of approximately $172 million in cash, cash equivalents, and investments. In addition, we have an unsecured bank line of credit  with a borrowing capacity of $2.0 million with an interest rate of LIBOR plus 2.25% (approximately 4.12% at December 31, 2001). There were no amounts outstanding under the line of credit at December 31, 2001, and all $2.0 million was available. In early January 2001, we arranged two $25 million credit lines with two separate financial institutions at interest rates of LIBOR plus 1.75% to temporarily finance our acquisition of Equinox pending maturity of certain short-term investments. Approximately $45 million was drawn against these lines in January 2001 and was repaid before the end of the first quarter of 2001. On the closing of the Equinox transaction, we acquired approximately $24.3 million in cash and short-term investments held by Equinox.  There were no other borrowings during 2001.

Our operating activities generated cash of approximately $72.6 million for 2001, $19.1 million for 2000, and $8.3 million for 1999. For 2001, after adjusting the net loss for merger and acquisition related items and the goodwill valuation adjustment, the large increase in cash flow from operations compared to 2000 is attributable to significant fluctuations in accounts receivables, other receivables, inventory, and income taxes payable. The significant decline in accounts receivable was the result of the timing of sales, increased collection efforts, and increased reserves for allowance for doubtful accounts to ensure accounts receivable are carried at their realizable value.

Inventory levels declined significantly from December 31, 2000 to December 31, 2001.  Inventory levels increased early in 2001 due to the purchase of long-lead items and transfer of completed subassemblies from a vendor for our DS1800 product. During the fourth quarter of 2000, we sold a large amount of our DS1800 components to a subcontractor to produce DS1800 subassemblies.   The value of these components was carried as other receivables at December 31, 2000 and the value was transferred back to inventory from other receivables upon the receipt of the subassemblies.  The large inventory increase during early 2001 was offset later in 2001 by a charge of over $13 million, before tax benefit, for excess and obsolete inventories recorded during 2001. Another charge of over $1 million was taken at one of our locations due to physical count shortages during the fourth quarter of 2001. These charges reduced inventories to replacement value and to levels necessary to support sales demand.

Other receivables consist primarily of amounts due from certain subcontractors, net of estimated uncollectable accounts, for components sold to the subcontractors.  Other receivables decreased significantly from 2000 to 2001, due primarily to the timing of a large shipment of components to a subcontractor at the end of 2000, discussed above.  Additionally, income taxes payable increased significantly from 2000 to 2001.  The increase in income taxes payable can be attributed largely to the decline in the income tax benefit from the exercise of stock options from 2000 to 2001.  The amount of income tax benefit we record as the result of the exercise of stock options is directly impacted by the gain an employee receives from the option exercise.  These gains were reduced significantly due to the decline in our stock price in 2001 versus 2000.

Future minimum rental payments under non-cancelable operating lease for 2002 total approximately $2.0 million.  We believe that existing cash balances, cash generated from operations and the funds available under our credit facilities will be sufficient to fund our operations through 2002.

Certain Transactions

CyCom L.L.C.

In 2000, Cybex Computer Products Corporation, our wholly-owned subsidiary, acquired a 40% interest in CyCom L.L.C., a joint venture created to focus on computer technology and research for products in the desktop computer and server industry.  The other 60% of CyCom is owned by 2C Computing, a significant shareholder of which is a former Cybex director.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property, and 2C contributed management services and capital funding.  Under the terms of the membership agreement, 2C is responsible for all continued technology development efforts.  The net profits of CyCom are to be split 60% to 2C and 40% to Cybex after 2C recoups its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in the joint venture is zero because Cybex's contribution to the joint venture consisted of previously expensed research and development costs related to the technology.  We have no obligation to provide funding or other financial support to CyCom in future periods.  As of December 31, 2001, we believe that 2C had incurred cumulative unaudited losses, and we do not anticipate that the joint venture will be profitable in 2002.

Employee Loan

In 2001, in connection with the opening of our office in Austin, Texas, C. David Perry, our Vice President of OEM Sales, moved his principal residence from Redmond, Washintgon, to Austin.  In connection with the purchase of a new residence by Mr. Perry in the Austin area and pending the sale of his Redmond residence, Apex Solutions Texas L.P., a wholly-owned indirect affiliate of Apex, loaned Mr. Perry and his wife $760,000 under the terms of a Promissory Note dated October 31, 2001.  The loan was interest free and was payable on the earlier of the first anniversary of the promissory note or the sale of the Redmond residence.  The promissory note was also conditioned on the future performance by his Mr. Perry of substantial services to Apex and its affiliates.  The promissory note was secured by a Deed of Trust from Mr. Perry and his wife on the Redmond residence.  The promissory note was repaid in full by Mr. Perry in January, 2002.

Investments

Our investments consist of corporate bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies,  and common stock. Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio

for investments considered to have sustained an other-than-temporary decline in value.   Accordingly, we recorded a $4.9 million before tax benefit charge related to an other-than-temporary decline in fair value of certain equity investments in our investment portfolio during the year ended December 31, 2001.

Results of Operations, As If Apex and Cybex Operations Were Combined for All Periods Presented

The following “as if” combined financial information is unaudited, presented for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated prior to the years presented below. Additionally, all merger and acquisition related expenses, merger and acquisition related deferred compensation charges, the write-off of in-process research and development expenses, intangible amortization, the goodwill valuation write-down, severance charges, inventory write-downs for excess and obsolescence and investment write-down for other-than-temporary decline are presented as certain items below the calculation of income. Financial information for Equinox is included only subsequent to the acquisition on January 3, 2001.   The following table sets forth, for the periods indicated, selected statement of operations data expressed in millions:

Combined Financial Information

	Years Ended December 31,
	2001	2000	1999
Net sales	$255.9	$294.0	$216.7
Cost of sales	135.8	144.2	108.1
Gross profit	120.1	149.8	108.6
Operating expenses:
Research and development expenses	18.2	14.8	13.0
Selling, general and administrative expenses	58.9	53.6	39.0
Total operating expenses	77.1	68.4	52.0
Income from operations before certain items	43.0	81.4	56.6
Other income, net	5.6	6.0	4.7
Income before income taxes and certain items	48.6	87.4	61.3
Provision for income taxes	14.1	28.2	20.9
Income excluding certain items	34.5	59.2	40.4
Certain items, (detailed below)	(355.0)	(177.9)	(2.7)
Net income (loss) — on a combined basis	$(320.5)	$(118.7)	$37.7

Years Ended December 31, 2001 and 2000-On an “as if” Combined Basis

Net sales. Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access solutions. Net sales decreased 13% to $255.9 million for 2001 from $294.0 million for 2000. The overall decrease in sales resulted from the general weakness in the technology sector of the economy.  Specifically, this decrease in net sales was the result of decreased demand from our resellers and distributors and decreased direct sales.  The decrease in direct sales and the decrease in reseller and distributor sales were partially offset by an increase in sales to our OEM customers. Sales through our reseller and distributor channel decreased 21% from $158.3 million in 2000 to $125.5 million in 2001. Direct sales decreased 51% from $28.2 million in 2000 to $13.9 million in 2001. OEM sales increased 8% from $107.5 million in 2000 to $116.5 million in 2001. Reseller and distributor sales were 49% of sales for 2001, compared to 54% of sales for 2000, OEM sales, on the other hand, were 46% of sales for 2001, compared to 37% of sales for 2000, and direct sales were 5% of sales for 2001, compared to 9% of sales for 2000.  The decline in sales was more pronounced for sales within the United States as compared to sales to the rest-of-world. Sales within the United States decreased 14% from $186.8 million in 2000 to $159.8 million in 2001. Rest-of-world sales decreased 10% from $107.2 million in 2000 to $96.1 million in 2001.  Sales within the United States were 62% of sales for 2001, compared to 64% of sales for 2000, and rest-of -world sales were 38% of sales for 2001, compared to 36% of sales for 2000.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Gross profit decreased to 46.9% for 2001 from 50.9% for 2000, due primarily to lower absorption of overhead due to reduced sales. Additionally, we recorded a $3 million inventory charge in the fourth quarter at one of our facilities.  The charge consisted of $1 million due to physical count shortages.  The remaining $2 million was primarily an increase to the excess and obsolete reserve as we identified additional items similar to the second quarter charge included with certain items detailed below.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred. Research and development expenses were $18.2 million, or 7.1% of net sales in 2001, compared to $14.8 million, or 5.0% of net sales 2000. The increase in research and development can be attributed to the additional staff and project costs added as the result of the acquisition of Equinox on January 3, 2001.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $58.9 million, or 23.0% of net sales for 2001, compared to $53.6 million, or 18.2% of net sales for 2000. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to the additional staff and administrative costs added as the result of the acquisition of Equinox on January 3, 2001.  In the second half of 2001, selling, general and administrative expenses declined in absolute dollars and as a percentage of sales due to cost control measures, which included headcount reductions and a reduction in advertising and promotional programs.

Other income, net.  Interest income was $5.6 million for 2001, down from $6.0 million for 2000. Although we had more cash and marketable securities in 2001 than in 2000, interest income declined due to lower interest rates.

Provision for income taxes.  The provision for income taxes was approximately $14.1 million for 2001, compared to $28.2 million in 2000. The effective tax rate for 2000 was approximately 29.0%, compared to 32.3% for 2000. The improvement in the effective tax rate is due primarily to shifting international OEM shipments to our Shannon, Ireland facility from our U.S. operations. Our Shannon facility operates under a 10% tax rate.

Income excluding certain items.  Income excluding certain items declined to $34.5 million for 2001 from $59.2 million for 2000, as a result of the above factors. As a percentage of net sales, income decreased to 13.5% for 2001 from 20.1% for 2000.

Certain items.  Certain items include the amortization of intangible assets, the write-off of in-process research and development expenses related to mergers and acquisitions, deferred compensation expense related to stock options, additional charges comprised mainly of fees to professional advisors, goodwill impairment write-down, severance charges, inventory write-downs for excess and obsolescence and investment write-down for other than temporary decline. The merger and acquisition charges in 2001 are as follows: amortization of intangibles was $125.2 million; write-off of in-process research in development associated with the Equinox acquisition was $4.6 million; and deferred compensation expense, net of tax, was $17.3 million.  Additionally, during 2001 we recorded a $195.4 million charge for impairment in the carrying value of goodwill.  Other charges taken during 2001, net of tax, are as follows: a charge for excess and obsolete inventory of $8.4 million; severance charges for headcount reductions were $1.0 million; and a write-off for other-than-temporary decline in investments was $3.1 million.  The expenses in 2000 related to the merger of Apex and Cybex are as follows: amortization of intangibles was $61.9 million; write-off of in-process research in development associated with the merger of Apex and Cybex was $94.0 million; deferred compensation expense, net of tax, was $10.9 million; and professional fees paid to advisors totaled $11.1 million.

Net loss on an “as if” combined basis.  Net loss declined to $320.5 million for 2001 from $118.7 million for 2000, as a result of the above factors, including the reduction in the carrying value of goodwill, the amortization of identifiable intangible assets and goodwill, deferred compensation expense, and inventory write-downs.  The net loss as a percentage of sales for 2001 was 125.2%, compared to 40.4% for 2000.

Years Ended December 31, 2000 and 1999—On an “as if” Combined Basis

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

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, resellers and distributors, OEMs, and direct sales, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Gross profit increased to 50.9% for 2000 from 50.1% for 1999, due primarily to the higher percentage of reseller and distributor sales in 2000 compared to 1999.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred. Research and development expenses were $14.8 million, or 5.0% of net sales in 2000, compared to $13.0 million, or 6.0% of net sales 1999. The dollar increase on research and development includes increased compensation expense associated with increased staffing levels, which was slightly offset by decreased project spending in Redmond related to the timing of product development, as there was significant project spending related to new products introduced by Redmond in 1999.

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

Income excluding certain items.  Income excluding certain items improved to $59.2 million for 2000 from $40.4 million for 1999, as a result of the above factors. As a percentage of net sales, income increased to 20.1% for 2000 from 18.7% for 1999.

Certain items.  Certain items include the amortization of intangible assets, the write-off of in-process research and development expenses related to mergers and acquisitions, deferred compensation expense related to stock options and additional charges comprised mainly of fees to professional advisors. The expenses in 2000 related to the merger of Apex and Cybex as follows: amortization of intangibles was $61.9 million; write-off of in-process research in development was $94.0 million; deferred compensation expense, net of tax, was $10.9 million; and professional fees paid to advisors totaled $11.1 million. The expenses in 1999 of $2.7 million are net of taxes and relate to the acquisition of Fox Network Solutions Corporation and PixelVision Technology, Inc. The amounts for 1999 are almost entirely related to the write-off of in-process research and development expenses.

Net income (loss) on a combined basis.  Net loss for 2000 was $118.7 million compared to net income of $37.7 million for 1999, as a result of the above factors, including in-process research and development expense and other acquisition costs, the amortization of identifiable assets and goodwill, and deferred compensation expense.  The net loss as a percentage of sales for 2000 was 40.4%, compared to net income as a percentage of sales for 1999 of 17.4%.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001 for all business combinations initiated after this date.  This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting.  For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.  The impact of SFAS No. 141 was not material to the Company’s December 31, 2001 financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001.  This statement supersedes APB Opinion No. 17, Intangible Assets.  This statement addresses the initial accounting for intangible assets that are acquired individually or with a group of other assets.  This statement also addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements.  Goodwill will cease to be amortized upon the implementation of the statement and companies will test goodwill at least annually for impairment. We adopted SFAS No. 142 effective January 1, 2002 and accordingly, performed a test for possible goodwill impairment  as of January 1, 2002. The test concluded that no adjustment was required upon adoption.  Additionally, under the provisions of SFAS No. 142, we will cease to amortize goodwill. Amortization of goodwill was approximately $111,000 during 2001.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The impact of SFAS No. 144 on the financial statements is not expected to be material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly–rated investment–grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at December 31, 2001. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of December 31, 2001, the fair value of our available–for–sale equity investments was $851,000. A 20 percent adverse change in equity prices would result in a decrease of approximately

$170,000 in the fair value of our available–for–sale equity securities as of December 31, 2001.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. dollar, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are expressed in U.S. dollars. We engage in some hedging programs aimed at limiting the impact of currency fluctuations. These hedging activities provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

Item 8. Financial Statements.

Report of Independent Accountants

To the Board of Directors and Stockholders

of Avocent Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 15, 2002

Avocent Corporation

Consolidated Balance Sheets

December 31, 2001 and 2000

(In thousands, except per share data)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$80,506	$44,106
Investments maturing within one year	84,270	77,372
Accounts receivable, less allowance for doubtful accounts of $4,052 and $2,682 at December 31, 2001 and 2000, respectively	49,091	62,889
Income taxes receivable	2,330	4,487
Other receivables, net	2,115	10,800
Inventories, net	27,155	34,458
Other current assets	2,134	3,029
Deferred tax assets	10,839	5,560
Total current assets	258,440	242,701

Investments	7,718	3,891
Property held for lease, net	1,919	2,102
Property and equipment, net	21,343	16,062
Intangible assets, net	257,161	549,910
Other assets	617	580
Total assets	$547,198	$815,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,579	$8,869
Accrued wages and commissions	4,727	3,965
Accrued liabilities	15,496	12,757
Income taxes payable	7,016	1,610
Other liabilities	719	123
Total current liabilities	36,537	27,324

Deferred tax liability	24,053	27,742
Total liabilities	60,590	55,066

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2001 - 44,650 shares issued and outstanding; 2000 - 43,820 shares issued and outstanding	45	44
Additional paid-in capital	926,746	898,410
Accumulated other comprehensive loss:
Unrealized gain (loss) on investments, net of deferred taxes	78	(2,848)
Foreign currency translation adjustment, net of deferred taxes	(120)	(33)
Accumulated deficit	(423,177)	(102,711)
Deferred compensation	(16,964)	(32,682)
Total stockholders’ equity	486,608	760,180

Total liabilities and stockholders’ equity	$547,198	$815,246

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2001, 2000 and 1999

(In thousands, except per share data)

	2001	2000	1999
Net sales	$255,911	$222,372	$107,288

Cost of sales	149,925	112,598	57,374

Gross profit	105,986	109,774	49,914

Research and development expenses	22,520	12,881	6,544
In-process research and development expense and other acquisition costs (Note 3)	4,570	104,092	–
Selling, general and administrative expenses	74,800	52,109	14,074
Amortization of intangible assets	132,879	62,394	–
Impairment write-down of intangible assets (Note 8)	195,365	–	–

Total operating expenses	430,134	231,476	20,618

Income (loss) from operations	(324,148)	(121,702)	29,296

Other income, net	735	5,699	3,053

Income (loss) before provision for (benefit from) income taxes	(323,413)	(116,003)	32,349

Provision for (benefit from) income taxes	(2,947)	14,553	11,106

Net income (loss)	$(320,466)	$(130,556)	$21,243

Net income (loss) per common share:
Basic	$(7.22)	$(3.92)	$0.94

Diluted	$(7.22)	$(3.92)	$0.90

Weighted average common shares outstanding:
Basic	44,374	33,266	22,484

Diluted	44,374	33,266	23,516

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2001, 2000 and 1999

(In thousands)

			Additional Paid-In Capital	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total
	Common Stock
	Shares	Amount
Balance, December 31, 1998	22,154	$62,901	$–	$–	$–	$6,602	$(96)	$69,407
Net income	–	–	–	–	–	21,243	–	21,243
Issuance of common stock	522	1,308	–	–	–	–	–	1,308
Income tax benefit from exercise of stock options	–	2,374	–	–	–	–	–	2,374
Amortization of deferred compensation	–	–	–	–	–	–	61	61
Balance, December 31, 1999	22,676	66,583	–	–	–	27,845	(35)	94,393
Acquisition of Cybex	19,441	(66,541)	862,012	–	–	–	(41,165)	754,306
Net loss	–	–	–	–	–	(130,556)	–	(130,556)
Acceleration of unvested stock option awards	–	–	9,821	–	–	–	(9,821)	–
Change in foreign currency translation adjustment, net of deferred income taxes of $19	–	–	–	–	(33)	–	–	(33)
Change in net unrealized losses on investments, net of deferred income taxes of $1,637	–	–	–	(2,848)	–	–	–	(2,848)
Issuance of common stock	1,703	2	1,936	–	–	–	–	1,938
Income tax benefit from exercise of stock options	–	–	24,641	–	–	–	–	24,641
Amortization of stock-based compensation	–	–	–	–	–	–	18,339	18,339
Balance, December 31, 2000	43,820	44	898,410	(2,848)	(33)	(102,711)	(32,682)	760,180
Acquisition of Equinox	–	–	13,331	–	–	–	(2,752)	10,579
Net loss	–	–	–	–	–	(320,466)	–	(320,466)
Change in foreign currency translation adjustment, net of deferred income taxes of $51	–	–	–	–	(87)	–	–	(87)
Change in net unrealized losses on investments, net of deferred income taxes of $1,824	–	–	–	2,926	–	–	–	2,926
Issuance of common stock	830	1	10,078	–	–	–	–	10,079
Income tax benefit from exercise of stock options	–	–	3,561	–	–	–	–	3,561
Amortization of stock-based compensation	–	–	1,366	–	–	–	18,470	19,836

Balance, December 31, 2001	44,650	$45	$926,746	$78	$(120)	$(423,177)	$(16,964)	$486,608

Comprehensive loss in 2001 of $323,305 consists of $320,466 of net loss, $2,926 release of unrealized loss on investments (net of deferred income taxes) and $87 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $272 of realized losses and a $4,899 write-down on investments that are included in other income in the accompanying consolidated statement of operations.

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

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2001, 2000 and 1999

(In thousands)

	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(320,466)	$(130,556)	$21,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	4,709	2,223	626
Amortization of intangible assets	132,879	62,394	–
Impairment write-down of intangible assets	195,365	–	–
Stock-based compensation	19,836	18,339	61
Purchased research and development expenses and other acquisition costs	4,570	94,000	–
Other-than-temporary decline in fair value of investments	4,899	–	–
Net loss on sales of investments	403	433	–
Deferred income taxes	(15,827)	(6,409)	(98)
Income tax benefit from exercise of stock options	3,561	24,641	2,374
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable	17,964	(8,163)	(13,521)
Income taxes receivable	2,157	(4,487)	–
Other receivables	8,685	(9,993)	–
Inventories, net	10,869	(9,998)	(7,750)
Other current assets	(1,501)	(2,042)	(618)
Accounts payable	(2,256)	(8,245)	2,280
Accrued liabilities, wages and commissions	819	4,425	844
Income taxes payable	5,406	(7,453)	2,829
Other current liabilities	558	(28)	–
Net cash provided by operating activities	72,630	19,081	8,270
Cash flows from investing activities:
Purchase of Equinox, net of cash and investments acquired	(31,725)	–	–
Cash acquired from purchase of Cybex	–	34,878	–
Purchases of property and equipment	(3,343)	(1,812)	(1,929)
Purchases of investments	(94,718)	(97,015)	(93,526)
Proceeds from maturities and sales of investments	83,564	71,283	67,078
Net cash provided by (used in) investing activities	(46,222)	7,334	(28,377)
Cash flows from financing activities:
Proceeds from issuance of short term debt	45,000	–	–
Repayment of short term debt	(45,000)	–	–
Proceeds from issuance of common stock	10,079	1,938	1,308
Net cash provided by financing activities	10,079	1,938	1,308

Effect of exchange rate changes on cash and cash equivalents	(87)	(33)	–

Net increase (decrease) in cash and cash equivalents	36,400	28,320	(18,799)
Cash and cash equivalents, beginning of year	44,106	15,786	34,585

Cash and cash equivalents, end of year	$80,506	$44,106	$15,786

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$282	$–	$–

Cash paid during the year for income taxes	$4,248	$6,568	$6,100

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2001, 2000 and 1999

(In Thousands, except per share data)

1.                        Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures and sells analog and digital console switching systems, serial connectivity devices and extension and remote access products for the computer industry.  The Company’s analog, digital and serial switching solutions and the extension and remote access products help network administrators manage multiple servers and serially controlled devices from a single keyboard, video monitor and mouse configuration from extended distances or from remote locations, facilitating more efficient network management and administration. The Company sells products to distributors, resellers, end-users and original equipment manufacturers in the United States and throughout the rest of the world.

Avocent was formed from the merger of Apex, Inc (“Apex”) and Cybex Computer Products Corporation (“Cybex”) on July 1, 2000, when both Apex and Cybex merged with wholly owned subsidiaries of Avocent.  The merger has been accounted for as a purchase of Cybex by Apex.  Avocent’s consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 1999, includes only the historical results of Apex.  Avocent’s consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2000, include the 12-month results of Apex for the period January 1, 2000 through December 31, 2000, and the six-month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000.  Avocent’s consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 includes the results of Apex, Cybex and Equinox Systems Inc. (“Equinox”), which was acquired by Avocent on January 3, 2001.  Avocent’s consolidated balance sheet as of December 31, 2000 includes the consolidated financial position of Apex and Cybex. Avocent’s consolidated balance sheet as of December 31, 2001 includes the consolidated financial position of Apex, Cybex and Equinox.

2.                        Summary of Significant Accounting Policies

The principal accounting policies of the Company are as follows:

Principles of Consolidation - The Company’s consolidated financial statements include the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

Other Receivables - Other receivables is primarily comprised of amounts due, net of estimated uncollectable accounts, from certain subcontract manufacturers of the Company for product components sold to subcontractors.  Amounts due from component sales is included in the accompanying consolidated statements of operations as a reduction of cost of sales. As of December 31, 2001, the Company’s other receivables included an allowance for uncollectable accounts of approximately $1,800.  Additionally, other receivables at December 31, 2001 included a receivable of $760 due from an executive employee that was collected subsequent to year-end.

Inventories - Raw materials, work in process and finished goods are recorded using the lower of standard cost, which approximates first-in first-out (FIFO), or market.

Financial Instruments  - The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Investments - The Company’s investments consist of corporate bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies and common stock.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Realized gains and losses are accounted for on the specific identification method.  Purchases and sales are recorded on a trade date basis. The Company’s investments at December 31, 2001 and 2000 have been classified as available-for-sale and held-to-maturity (see Note 5).

Property Held for Lease - Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the initial term of the lease (see Note 6).

Property and Equipment - Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in earnings.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	5 – 39 years
Computer software and equipment	3 – 5 years
Other equipment	5 – 7 years

Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. There were no such losses recognized during 2001, 2000 or 1999.

Intangible Assets - Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Goodwill	5 years
Developed technology	3 – 5 years
Other	3 – 10 years

At each balance sheet date, or as changes in circumstances arise, the Company evaluates the recoverability of intangible assets based upon utilization of related tangible assets and expectations of future cash flows. Accordingly, the Company recorded an impairment charge of $195,365 to write-down goodwill created at the merger of Apex and Cybex (see Note 8) during 2001.  There were no such losses recognized during 2000 or 1999.

Patent Defense Costs -The Company capitalizes legal fees related to the defense of existing patents.  Upon the successful defense of patent infringement actions, the respective patent defense costs are amortized over the remaining useful life of the related patents.  If ultimately, an unfavorable ruling is reached in a patent infringement action, the respective patent defense costs are written off, and the remaining patents are reviewed for impairment.

Allowance for Sales Returns - The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $2,607 and $997 at December 31, 2001 and 2000, respectively. The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Liability for Warranty Returns - The Company’s products generally include warranties of one to three years for product defects. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled approximately $4,157 and $3,882 at December 31, 2001 and 2000, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation - The Company generally records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. For unvested options of Cybex that existed as of the merger date and unvested options of Equinox that existed as of the acquisition date, the intrinsic value was computed as of the consummation date and the pro rata portion related to future service was deferred (included in deferred compensation in the consolidated balance sheets) and is being amortized over the remaining vesting period of the stock options. The fair value of these unvested options as of the consummation date was computed and the amount in excess of the intrinsic value was included in the purchase consideration of Cybex and Equinox (see Note 3).

Concentrations of Customer Base and Credit Risk - One of the Company’s OEM (original equipment manufacturer) customers accounted for 23% of net sales for 2001, 32% of net sales for 2000 and 50% of net sales for 1999. Accounts receivable from this customer represented approximately 26% and 34% of trade receivables at December 31, 2001 and 2000, respectively.

The Company sells its products internationally to customers in several countries. Total international sales were approximately $96,112, $84,123 and $38,450 for 2001, 2000 and 1999, respectively.

The Company places cash and investments in several high-quality financial institutions and limits the credit exposure from any one institution, issuer or instrument.

Income Taxes - The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, liability for sales and warranty returns, unrealized loss on investments, acquired in-process research and development expenses, acquired intangible assets, foreign subsidiary intangibles, accumulated depreciation, loss on write-down of investments and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency - The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar. Resulting translation adjustments are recorded as a separate component of stockholders’ equity.

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At December 31, 2001, the Company had no open forward contracts. At December 31, 2000, the Company had five open forward contracts, all maturing in the first quarter of 2001, to purchase $3,100 in foreign currency.  The fair value of the contracts at December 31, 2000 was approximately $3,100.

Revenue Recognition - The Company generally records sales upon shipment of the related product, net of any discounts, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods. The Company’s shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations. At December 31, 2001, certain shipments of approximately $1,100 did not meet the criteria for revenue recognition as described above and were not recorded as revenue in 2001.

The Company participates in cooperative advertising and market development programs with certain distributors. These programs are used by the Company to reimburse distributors for certain forms of advertising, and, in general, allow distributors credits up to a specified percentage of net purchases. The Company’s costs associated with these programs are estimated and accrued at the time of sale, and are included in marketing expenses in the accompanying consolidated statements of operations.

Government Grants - The Company records government grants received in connection with its Shannon, Ireland operations as reductions of the corresponding expense in the consolidated statements of operations. Proceeds from rent reduction grants are recognized as reductions to rent expense as the related rent expense is incurred. Proceeds from the employment grant, which are received in multiple installments, are amortized as reductions of compensation expense over a 12 month period from the creation of the related jobs.

Grants recognized as a reduction of related expenses totaled approximately $17 and $142 for the years ended December 31, 2001, and 2000, respectively. Accounts receivable of approximately $243 and $248 and deferred revenue of approximately $49 and $97 related to the grants were included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000, respectively. The maximum amount attainable under the Shannon agreements is $1,600, of which $1,369 has been received to date. The grants may be repayable, in whole or in part, upon certain conditions contained in the respective grant agreements.

Research and Development Expense - Research and development costs are expensed as incurred.  Research and development expense totaled $22,520, $12,881 and $6,544 for the years ended December 31, 2001, 2000, and 1999, respectively.

Software Development Costs - The costs of software development of the Company’s products incurred between achieving technological feasibility and the integration into the Company’s products available for sale to customers have not been material to date. Such costs, if material, would be capitalized. Additionally, costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage have not been material to date.

Advertising Expense - Advertising costs are expensed as incurred. Advertising expense totaled approximately $8,079, $5,205 and $921 for the years ended December 31, 2001, 2000 and 1999, respectively.

Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income (loss), foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Use of Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recently Issued Accounting Standards - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, which has an effective date of June 30, 2001, for all business combinations initiated after this date.  This statement supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises.  This statement requires all business combinations within the scope of the Statement to be accounted for using the purchase method of accounting.  For business combinations completed prior to June 30, 2001, the statement requires companies to recognize intangible assets apart from goodwill and expand the disclosures about assets acquired and liabilities assumed.  The impact of SFAS No. 141 was not material to the Company's December 31, 2001 financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets, which has an effective date starting with fiscal years beginning after December 15, 2001.  This statement supersedes APB Opinion No. 17, Intangible Assets.  This statement addresses the initial accounting for intangible assets that are acquired individually or with a group of other assets.  This statement also addresses the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements.  Goodwill will cease to be amortized upon the implementation of the statement, and companies will test goodwill at least annually for impairment.   The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly, performed a test for possible goodwill impairment as of January 1, 2002. The test concluded that no adjustment was required upon adoption.  Additionally, under the provisions of SFAS No. 142, goodwill will cease to be amortized in future periods.  Amortization of goodwill was approximately $111,000 during 2001.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The impact of SFAS No. 144 on the financial statements is not expected to be material.

Reclassifications - Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements in order to conform to the 2001 presentation. These reclassifications had no effect on previously reported net income (loss), cash flows from operations or total stockholders’ equity.

3.            Merger and Acquisition

Acquisition of Equinox - On January 3, 2001, the Company acquired Equinox Systems Inc. for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel; a network of value-added resellers and original equipment manufacturers.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized; and the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction.  The excess of the fair value over the intrinsic value of the unvested Equinox options and the fair value of the vested Equinox options at the date of consumation have been included in the purchase consideration.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$55,607
Outstanding options	10,579
Assumed liabilities and acquisition costs	4,456

Total purchase consideration	$70,642

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Life

Tangible assets	$38,981	—
In-process research and development	4,570	—
Patents and trademarks	1,680	7 years
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 — 6 years
Deferred tax liability on intangible assets acquired	(5,962)	Various
Goodwill	20,823	5 years

	$70,642

The acquisition was funded through available cash and the issuance of short-term debt.  The Company borrowed a total of $45,000 at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001).  All borrowings were repaid during the quarter ended March 30, 2001.  On the closing of the Equinox transaction, the Company acquired $24,295 in cash and short–term investments held by Equinox.

In-process research and development expense and other acquisition costs included in the accompanying consolidated statement of operations for the year ended December 31, 2001, include the write-off of the $4,570 of in-process research development upon the closing of the transaction.

In-Process Research and Development - The fair value of substantially all of the in-process research and development received in the acquisition was determined using the discounted cash flow method of the income approach. The fair value of a small portion of in-process research and development was estimated using the cost approach.  Also, additional calculations were performed based on the understanding of the current perspective of the SEC concerning the determination of allocable amounts for purchased in-process research and development.

Equinox’s in-process research and development activities consisted of a redesign of its ELS terminal server product line hardware, developing new Console Port Management technology, developing a completely new line of Internet Attached Products and creating new software drivers for use with certain products. The work to be performed in these projects varied, but at the time of the acquisition, the projects would be described as 30 to 99 percent complete.  All projects, except for the Internet Attached Products project, were completed and began shipping in 2001.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins. All technology projections were developed within the context of an average revenue growth rate for Equinox of 26% annually over six years, based on historical results and industry prospects.

Revenue growth related to the in-process technology and development is embodied in products to be launched in fiscal years 2001 and 2002. These products have estimated economic lives ranging from approximately five to seven years. The product life cycle is characterized by an approximate 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 1 to 3 year decline period. Operating margins are projected to remain relatively constant for these products over their remaining lives, with aggregate margins declining in later years due to shifts in product mix. The discount rate for the in-process research and development was estimated to be 25%.

Merger of Apex and Cybex - On July 1, 2000, Apex and Cybex merged to form Avocent. According to the terms of the merger, each share of Apex common stock was converted into 1.0905 shares of Avocent common stock, and each share of Cybex common stock was converted into one share of Avocent common stock. For accounting purposes, the merger was treated as a purchase of Cybex by Apex. The excess of the fair value over the intrinsic value of the unvested Cybex options and the fair value of the vested Cybex options at the date of consummation have been included in the purchase consideration.

A summary of the total purchase consideration is as follows:

Common stock	$723,788
Outstanding options	30,518
Assumed liabilities and acquisition costs	27,953

Total purchase consideration	$782,259

The merger was recorded using the purchase method of accounting, and the purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Life

Tangible assets	$109,011	—
In-process research and development	94,000	—
Patents and trademarks	12,018	5 – 7 years
Developed technology	59,490	5 years
Assembled workforce	1,600	3 years
Reseller network	17,000	3 years
Deferred tax liability on intangible assets acquired	(33,930)	Various
Goodwill	523,070	5 years

	$782,259

In-process research and development expense and other acquisition costs included in the accompanying consolidated statement of operations for the year ended December 31, 2000, include the write-off of the $94,000 of in-process research and development acquired and approximately $10,000 of transaction-related fees paid to external advisors.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Apex and Cybex as if the merger had occurred on January 1, 2000 and includes the results of operations for Equinox as if the acquisition had occurred on January 1, 2000. Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2000, or of results which may occur in the future.

Twelve Months Ended December 31, 2000 (Unaudited, Proforma)
Net sales	$311,731
Net loss	$(197,734)
Net loss per common share	$(4.61)

4.            Inventories

Inventories consist of the following at December 31, 2001 and 2000:

	2001	2000
Raw materials, net	$13,034	$10,712
Work in process, net	446	7,379
Finished goods, net	13,675	16,367

Inventories, net	$27,155	$34,458

5.            Investments

The amortized costs and estimated fair values of held-to-maturity investments (carried at amortized cost) and available-for-sale securities (carried at fair value) are as follows:

	December 31, 2001
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity investments:
Corporate bonds	$51,939	$—	$—	$51,939
Mortgage backed securities guaranteed by U.S. government agencies	3,035	—	—	3,035
	$54,974	$—	$—	$54,974

Available-for-sale securities:
Mortgage backed securities guaranteed by U.S. government agencies	$36,000	$176	$(13)	$36,163
Equity securities	851	—	—	851

Totals	$36,851	$176	$(13)	$37,014

	December 31, 2000
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Held-to-maturity investments:
Corporate bonds	$47,755	$—	$—	$47,755

Available-for-sale securities:
Mortgage backed securities guaranteed by U.S. government agencies	$29,617	$—	$—	$29,617
Equity securities	8,468	98	(4,675)	3,891

Totals	$38,085	$98	$(4,675)	$33,508

Maturities of held-to-maturity investments were as follows at December 31, 2001:

	Amortized Cost	Estimated Fair Value

Due within one year	$47,804	$47,804
Due after one year through three years	7,170	7,170

Totals	$54,974	$54,974

All debt instruments with fixed maturities at December 31, 2000, were due in one year or less.

Gross realized gains on the sale of available-for-sale securities were approximately $528 and gross realized losses were approximately $800 for the year ended December 31, 2001. During 2001, the Company recognized gross losses of $4,899 on its equity investments due to impairments that were determined by management to be other than temporary. The remaining fair value of these investments at December 31, 2001, was $851.  Gross realized gains on the sale of available-for-sale securities were approximately $754 and gross realized losses were approximately $1,187 for the year ended December 31, 2000.  The remaining fair value of these investments at December 31, 2000 was $3,891.

The Company has a 40% interest in CyCom L.L.C ("CyCom"), a joint venture created to focus on computer technology and research for products in the computer industry.  The other 60% of CyCom is owned by 2C Computing, a significant shareholder of which is a former Cybex director.  Upon the formation of CyCom, the Company contributed a license for certain of its intellectual property and 2C Computing contributed management services and capital funding.  Under the terms of the membership agreement, 2C Computing is responsible for all continued technology development efforts.  The net profits of CyCyom are to be split 60% to 2C Computing and 40% to the Company after 2C Computing recoups its accumulated losses from the development and marketing of CyCom’s products.  The carrying value of the Company’s investment in the joint venture is zero because the Company's contribution consisted of previously expensed research and development costs related to the technology.  The Company has no obligation to provide funding or other financial support to CyCom in future periods.  As of December 31, 2001, 2C Computing had incurred cumulative unaudited losses, and management does not anticipate that the joint venture will be profitable in 2002.

6.            Property Held for Lease

The Company owns a building in Huntsville, Alabama and has executed a five-year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees. Rental income totaled approximately $221 and $111 for the years ended December 31, 2001 and 2000, respectively.

Property held for lease consists of the following at December 31, 2001 and 2000:

	2001	2000
Building	$2,306	$2,294
Accumulated depreciation	(387)	(192)

Property held for lease, net	$1,919	$2,102

Future minimum rental income on this non-cancelable operating lease are approximately as follows:

Year ending December 31:
2002	$221
2003	221
2004	221
2005	93

$756

7.            Property and Equipment

Property and equipment consists of the following at December 31, 2001 and 2000:

	2001	2000
Land and land improvements	$2,911	$1,799
Buildings	13,476	7,033
Leasehold improvements	1,378	1,297
Computer software and equipment	9,103	6,069
Other equipment	9,419	7,632
Construction in progress	443	175

	36,730	24,005
Less accumulated depreciation	(15,387)	(7,943)

Property and equipment, net	$21,343	$16,062

8.            Intangible Assets

Intangible assets consist of the following at December 31, 2001 and 2000:

	2001	2000
Goodwill	$348,528	$523,128
Developed technology	65,740	59,490
Other	38,866	31,066

	453,134	613,684
Less accumulated amortization	(195,973)	(63,774)

Intangible assets, net	$257,161	$549,910

During the fourth quarter of 2001, due to the deteriorated economic conditions and lower future growth expectations relative to estimates made at the merger of Apex and Cybex and the acquisition of Equinox, the Company performed an analysis to determine if the remaining balance of goodwill created at the merger and the acquisition had been impaired.  The analysis was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result, the Company recorded a $195,365 reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer deemed adequate to support the value of goodwill associated with the merger.

9.            Short-Term Borrowings

The Company has an unsecured bank line of credit that provides for borrowings of up to $2,000. Interest on outstanding advances is payable monthly at LIBOR plus 2.25% (approximately 4.12% at December 31, 2001). The line of credit expires May 10, 2002. The Company had no amounts outstanding under the line of credit at December 31, 2001 and 2000.

The acquisition of Equinox (see Note 3) was funded through available cash and the issuance of short-term debt.  The Company borrowed a total of $45,000 at the stated rate of 30-day LIBOR plus 1.75% (8.31% at January 31, 2001).  All borrowings were repaid during the quarter ended March 30, 2001.

10.          Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2001, 2000 and 1999, is comprised of the following:

	2001	2000	1999
U.S. operations:
Current:
Federal	$12,174	$17,144	$11,204
State	(309)	935	—

	11,865	18,079	11,204
Deferred:
Federal	(14,517)	(3,948)	(98)
State	(821)	(208)	—

	(15,338)	(4,156)	(98)

Total U.S. operations tax provision (benefit)	(3,473)	13,923	11,106
Total foreign operations tax provision	526	630	—

Total provision for (benefit from) income taxes	$(2,947)	$14,553	$11,106

The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2001	2000	1999
Computed “expected” federal income tax provision
(benefit)	$(113,332)	$(40,601)	$11,322
Add (deduct):
CIC foreign sales corporation income	(305)	(798)	—
State income tax deduction	(499)	(140)	—
Tax effect resulting from foreign activities	(1,741)	(1,472)	(582)
Purchased research and development	1,599	32,900	—
Goodwill amortization and write-off of intangibles	106,830	18,257	—
Compensation expense	5,599	2,190	—
Acquisition expenses	—	2,485	—
Other	(1,098)	1,732	366

	$(2,947)	14,553	$11,106

The components of the net deferred income tax assets and liabilities at December 31, 2001 and 2000, are as follows:

	2001	2000
Net current deferred income tax asset:
Allowance for doubtful accounts	$1,919	$751
Allowance for sales returns and liability for warranty returns	1,932	1,385
Inventory reserves	4,546	1,545
Unrealized loss on investments and foreign currency translation adjustment	(9)	1,656
Loss on write-down of investments	1,884	—
Other	567	223

	$10,839	$5,560

Net noncurrent deferred income tax liability:
Accumulated depreciation	$(1,627)	$(706)
Foreign subsidiary intangibles and other	2,005	2,039
Acquired in-process research and development expenses	1,322	1,452
Acquired intangible assets	(25,043)	(29,639)
Other	1,295	1,151

	(22,048)	(25,703)
Less valuation allowance	(2,005)	(2,039)

	$(24,053)	$(27,742)

The Company has a full valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its acquired foreign operations.

11.          Stockholders’ Equity

Preferred Stock - The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2001 and 2000.

Common Stock - The Company has 200,000 shares of $0.001 par value common stock authorized.  There were 44,650 and 43,820 shares issued and outstanding at December 31, 2001 and 2000, respectively.  Upon the merger of Apex and Cybex to form Avocent on July 1, 2000, each share of Apex common stock was exchanged for 1.0905 shares of Avocent common stock.  All capital stock and stock option information included in these consolidated financial statements and related notes have given retroactive effect for this exchange rate.

12.          Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2001, 2000 and 1999, is as follows:

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the Year Ended December 31, 2001
Basic EPS
Net loss available to common stockholders	$(320,466)	44,374	$(7.22)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(320,466)	44,374	$(7.22)

For the Year Ended December 31, 2000
Basic EPS
Net loss available to common stockholders	$(130,556)	33,266	$(3.92)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(130,556)	33,266	$(3.92)

For the Year Ended December 31, 1999
Basic EPS
Net income available to common stockholders	$21,243	22,484	$0.94
Effect of Dilutive Securities
Stock options		1,032
Diluted EPS
Net income available to common stockholders and assumed conversions	$21,243	23,516	$0.90

There were no options outstanding at December 31, 1999, with exercise prices that were greater than the average market price of the common shares in each respective year. At December 31, 2000, options to purchase 5,825 shares of common stock and at December 31, 2001, options to purchase 7,188 shares of common stock were outstanding but were not included in the computation of diluted net loss per share because inclusion of such options would have been anti-dilutive.

13.          Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $2,871, $1,503 and $772 for the years ended December 31, 2001, 2000 and 1999, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Year ending December 31:
2002	$2,007
2003	1,947
2004	943
2005	688
2006	491
Thereafter	335

$6,411

The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows (see Note 18).

14.          Stock Option and Stock Purchase Plans

The Company has stock option plans covering substantially all of its employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, and of Equinox at the acquisition effective January 3, 2001. No additional options have been or will be granted under these pre-existing plans. Options outstanding under the Apex plan were converted to Avocent options at 1.0905 per outstanding option. Options outstanding under the Cybex plans were converted on a one-for-one basis. Options outstanding under the Equinox plan were converted to Avocent options at 0.4575 per outstanding option.

Apex had adopted the Employee Stock Option Plan (the Apex Plan), which provided for nonqualified and incentive stock options for officers, directors and employees. At the time of the merger there were options to purchase 2,775 shares (after conversion to Avocent options at 1.0905 per outstanding option) of common stock outstanding under the Apex Plan. Options under the Apex Plan will generally expire 10 years from the date of grant, or 5 years in the case of an optionee owning more than 10% of the voting power of all classes of stock. Purchase prices for common stock subject to options issued under the Apex Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four years.

Cybex had adopted three plans, including the 1995 Employee Stock Option Plan (the Plan), the 1995 Outside Directors Option Plan (the 1995 Plan), and the 1998 Employee Stock Incentive Plan (the 1998 Plan). The 1995 Employee Stock Option Plan provided for nonqualified and incentive stock options for officers and employees. At the time of the merger there were options to purchase 1,167 shares of common stock outstanding under the Plan. Options under the Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over five years.

The 1995 Outside Directors Plan provided for nonqualified options for outside. At the time of the merger there were options to purchase 37 shares of common stock outstanding under the 1995 Plan. Options under the 1995 Plan will generally expire 5 years from the date of grant. Purchase prices for common stock subject to options issued under the 1995 Plan generally approximate the fair market value of the related shares at the date of grant. Options vest and become exercisable immediately upon issuance.

The 1998 Employee Stock Incentive Plan provided for nonqualified and incentive stock options for officers and employees. At the time of the merger there were options to purchase 1,171 shares of common stock outstanding under the 1998 Plan. Options under the 1998 Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 1998 Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over two to five years.

Equinox had adopted an option plan (the Equinox Plan) that provided for nonqualified stock options for officers, directors and employees.  At the time of the merger there were options to purchase 675 shares (after conversion to Avocent options at 0.4575 per outstanding option) of common stock outstanding under the Equinox Plan.  Options under this plan generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the Equinox Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest quarterly over four years.

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

Pertinent information regarding the Company’s plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price

Options outstanding, December 31, 1998	3,523	$ 0.11 – $17.65	$10.07
Options granted	737	$ 10.60 – $22.01	$10.91
Options cancelled	(159)	$ 0.11 – $17.65	$9.80
Options exercised	(501)	$ 0.11 – $13.70	$2.12

Options outstanding, December 31, 1999	3,600	$ 0.11 – $22.01	$11.35
Options assumed due to acquisition	2,375	$ 3.78 – $37.45	$13.82
Options granted	2,247	$ 24.00 – $70.94	$49.59
Options cancelled	(356)	$ 5.50 – $58.50	$13.37
Options exercised	(2,032)	$ 0.11 – $27.17	$9.88

Options outstanding, December 31, 2000	5,834	$ 0.11 – $70.94	$27.52
Options assumed due to acquisition	675	$ 3.28 – $21.32	$14.65
Options granted	1,672	$ 14.25 – $37.44	$22.29
Options cancelled	(200)	$ 5.50 – $69.63	$26.18
Options exercised	(793)	$ 0.11 – $30.38	$11.70

Options outstanding, December 31, 2001	7,188	$ 0.11 – $70.94	$26.88

Included in the stock options outstanding at December 31, 2001, were 290 shares for which vesting was accelerated as the result of employment agreements for certain employees that terminated during 2001.  These options would have been forfeited had the vesting not been accelerated.  As a result, the Company recorded compensation expense in 2001 of approximately $2,600 based on the excess of the intrinsic value at the acceleration date over the intrinsic value at the grant date.

Included in the stock options exercised during 2000 were 354 shares which were exercised following the merger of Apex and Cybex for which vesting was accelerated at the discretion of the Board of Directors in connection with the merger. These options would have been forfeited had the vesting not been accelerated. As a result, the Company recorded compensation expense in 2000 of approximately $9,800 based on the excess of the intrinsic value at the acceleration date over the intrinsic value at the grant date.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $9.48	871	5.86	$7.86	493	$7.34
$ 10.05 - $19.68	2,059	6.91	$13.46	1,447	$13.51
$ 20.00 - $29.38	2,162	8.96	$23.35	430	$24.80
$ 30.21 - $44.25	99	8.09	$33.17	25	$32.48
$ 46.19 - $70.94	1,997	8.72	$52.51	812	$52.49

	7,188			3,207

The options above were issued with exercise prices that approximate fair value at the date of grant. At December 31, 2001, 2,838 shares are available for grant under the Company’s stock option plans.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized related to stock options. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999
Net income (loss) — as reported	$(320,466)	$(130,556)	$21,243
Net income (loss) — pro forma	$(348,414)	$(143,942)	$16,366
Diluted earnings (loss) per share — as reported	$(7.22)	$(3.92)	$0.90
Diluted earnings (loss) per share — pro forma	$(7.85)	$(4.33)	$0.70

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5
Expected volatility	89.9%	87.3%	87.0%
Risk-free interest rate	4.09 — 4.79%	5.70 — 6.47%	5.51%

On December 9, 1996, the Company adopted an employee stock purchase plan (the ESPP), through which qualified employees could participate in common stock ownership. The ESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code.  The price of shares purchased under the ESPP was the lower of 85% of the fair market value of the shares on the first day of each quarterly offering period, or 85% of the fair market value of the shares on the last day of the quarterly offering period. The ESPP administrator administers and interprets all rules and regulations applicable to the ESPP. Pursuant to the ESPP, 7 shares were issued at a weighted average price of $25.62 per share for the year ended December 31, 2000. The ESPP was canceled July 1, 2000, the effective date of the merger between Apex and Cybex.

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 37 shares were issued at a weighted average price of $21.63 per share for the year ended December 31, 2001.  There were no shares issued under the AESPP as of December 31, 2000.

15.          Retirement Plan

After the acquisition of Equinox, the Company had two 401(k) savings plans and a profit-sharing plan covering substantially all employees. Effective April 1, 2001, the Company’s two 401(k) plans merged into one plan (the Avocent Plan) covering substantially all U.S. employees. Under the Avocent Plan, the employer will match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the year ended December 31, 2001 under the Avocent Plan. The Company’s expense for matching contributions under all plans totaled approximately $710, $449 and $162 for the years ended December 31, 2001, 2000 and 1999, respectively.

16.          Segment Reporting

Subsequent to the merger of Apex and Cybex on July 1, 2000, the Company reported segment information on a geographical basis in which the Company presented sales and gross profit information for Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland.

Following the merger, the previously separate businesses of Apex and Cybex began to be integrated.  In recent quarters, shipments to certain international OEM customers that had historically originated from Redmond were shifted to Shannon.  As this occurred, the historical comparisons by location became less meaningful.  Additionally, the Company has gradually realigned operating and management responsibilities within the Company to emphasize that Avocent is “one company, operating around the world.”  Consequently, the Company has evaluated its business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and has determined that Avocent will report its operations as a single operating segment.  The Company will, however, report sales by geographic region on a quarterly and annual basis.  Following is a presentation of sales by geographic region for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Net sales:
United States	$159,799	$138,249	$68,838
Rest of the World	96,112	84,123	38,450

	$255,911	$222,372	$107,288

As of December 31, 2001, long- lived assets totaled $280,423, which includes $278,118 held in the U.S. and $2,305 held outside of the U.S.  As of December 31, 2000, long- lived assets totaled $568,074, which included $563,948 held in the U.S. and $4,126 held outside the U.S.

17.          Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data.

	Three Months Ended
	March 30, 2001	June 29, 2001	September 28, 2001	December 31, 2001

Net sales	$73,174	$65,079	$55,095	$62,563
Gross profit	$35,834	$19,071	$24,946	$26,135
Income (loss) from operations (1)	$(27,130)	$(40,961)	$(31,881)	$(224,176)
Net income (loss) (1)	$(28,123)	$(36,855)	$(29,259)	$(226,229)
Net income (loss) per share (2):
Basic	$(0.64)	$(0.83)	$(0.66)	$(5.07)
Diluted	$(0.64)	$(0.83)	$(0.66)	$(5.07)

	Three Months Ended
	March 31, 2000	June 30, 2000	September 29, 2000	December 31, 2000

Net sales	$28,244	$36,447	$77,154	$80,527
Gross profit	$13,653	$16,799	$38,673	$40,649
Income (loss) from operations	$8,145	$10,348	$(127,202)	$(12,993)
Net income (loss)	$6,001	$7,540	$(124,355)	$(19,742)
Net income (loss) per share (2):
Basic	$0.26	$0.33	$(2.89)	$(0.45)
Diluted	$0.25	$0.31	$(2.89)	$(0.45)

(1)  Income (loss) from operations and net income (loss) for the three months ended December 31, 2001 includes a $195,365 reduction in the carrying value of goodwill.

(2)  The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the estimated value of the Company’s Common stock during the year and the effect these variations had on the shares outstanding calculation.  Additionally, for 2000, the weighted average shares outstanding calculation for the fiscal year includes the shares issued to effect the merger from the date of the merger through year-end.

18.          Patent Dispute

The Company filed a complaint for infringement of U.S. Patent Number 5,721,842 (the Patent) in United States District Court for the Western District of Washington at Seattle against CCC on June 1, 1998. The complaint alleges that the products manufactured and sold by the defendant embody the inventions claimed in the Patent, and sought injunctive relief, damages, attorney’s fees and costs. The complaint in the CCC lawsuit was never formally served on CCC, and subsequently, Apex voluntarily dismissed the CCC lawsuit in Seattle without prejudice. The issues raised in the Patent and Trademark Office were subsequently resolved in the Company’s favor, and in May 2001, Apex (the Company’s wholly-owned subsidiary) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan.  The Company is in the process of appealing the judgment. The Company has capitalized $1.8 million of patent defense costs which are included with intangible assets in the Company’s consolidated balance sheet as of December 31, 2001.  Should the Company not be successful with the appeal, the patent defense costs will be written off and the remaining patents will be reviewed for impairment.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Information with respect to this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 14.                                                  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

Avocent Corporation

Report of Independent Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2001 and 2000 (in thousands)

	Beginning Balance	Assumed on the Acquisitions(1)	Charged to Income(2)	Deductions from Reserves(2)	Ending Balance
Year ended December 31, 2000:
Allowance for doubtful accounts	$535	2,170	—	(23)	$2,682
Allowance for inventory obsolescence	$341	2,466	693	—	$3,500
Allowance for sales returns	$354	—	643	—	$997
Liability for warranty returns	$545	3,537	—	(200)	$3,882
Valuation allowance for income taxes	$—	2,039	—	—	$2,039

Year ended December 31, 2001:
Allowance for doubtful accounts	$2,682	143	1,849	(622)	$4,052
Allowance for inventory obsolescence	$3,500	2,789	15,781	(6,791)	$15,279
Allowance for sales returns	$997	472	2,630	(1,492)	$2,607
Liability for warranty returns	$3,882	260	2,040	(2,025)	$4,157
Valuation allowance for income taxes	$2,039	—	—	(34)	$2,005

(1)                                  These are the balances assumed from the acquisition of Cybex Computer Products Corporation during 2000 and from the acquisition of Equinox Systems Inc. in 2001.

(2)                                  Additions and deductions to valuation and qualifying accounts were netted for presentation purposes due to being insignificant to the December 31, 2000 financial statements.

Note: No schedule was prepared for 1999 as the balances and activity were immaterial for this period.

 (a)(3) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
2.1	Agreement and Plan of Reorganization dated March 8, 2000, by and among Apex Inc., Cybex Computer Products Corporation, and the Company (f/k/a Aegean Sea Inc.)	S-4	AGI	3/31/00	Ex. 2.1
2.2	Plan and Agreement of Merger dated November 3, 2000, by and among Blue Marlin Acquisition Corporation, Equinox Systems Inc., and the Company	8-K	AVCT	11/20/00	Ex. 2.1
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended Bylaws of Avocent Corporation	10-K	AVCT	3/27/01	Ex 3.2
10.2	Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.9
10.2.1	Form of Nonstatutory Stock Option Letter Agreement related to Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.10
10.3	Cybex Computer Products Corporation 1995 Employee Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.3
10.4	Cybex Computer Products Corporation 1995 Outside Directors Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.4
10.5	Cybex Computer Products Corporation 1998 Employee Stock Incentive Plan	10-K	Cybex	6/26/98	Ex. 10.7
10.6	Apex Inc. Employee Stock Purchase Plan	SB-2	Apex	12/12/96	Ex. 10.11
10.7	Equinox Systems Inc. 1992 Non-Qualified Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.6
10.8	Equinox Systems Inc. 1993 Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.7
10.9	Equinox Systems Inc. Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.8
10.10	Equinox Systems Inc. 2000 Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.9
10.17	Employment and Non-competition Agreement dated March 7, 2000 by and between Apex Inc. and C. David Perry	S-4/A	AVCT	5/30/00	Ex. 10.17
10.19	Amendment Agreement dated March 7, 2000 by and between Apex Inc. and Kevin J. Hafer	10-K	Apex	5/30/00	Ex. 10.3.3
10.19.1	First Amendment to Amendment Agreement dated December 1, 2000 between Apex Inc and Kevin J. Hafer	10-K	AVCT	3/27/01	Ex 10.19.1
10.20	Purchase Agreement dated September 19, 1994 between Apex Inc. and Compaq Computer Corporation, as amended	SB-2	Apex	12/12/96	Ex. 10.6
10.21	Amendment to Purchase Agreement effective as of August 6, 1998 between Apex Inc. and Compaq Computer Corporation(2)	10-Q	Apex	11/9/98	Ex. 10.6.2
10.22	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and R. Byron Driver	10-Q	AVCT	9/29/00	Ex. 10.1
10.23	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Barry L. Harmon	10-Q	AVCT	9/29/00	Ex. 10.2
10.23.1	Separation and General Release Agreement among the Company, Apex Inc., and Barry L. Harmon	10-Q	AVCT	11/13/01	Ex 10.23.1
10.24	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Gary R. Johnson	10-Q	AVCT	9/29/00	Ex. 10.3
10.25	Amended and Restated Employment and Noncompetition Agreement among Avocent International Ltd., the Company, and Kieran MacSweeney	10-Q	AVCT	9/29/00	Ex. 10.4
10.27	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Douglas E. Pritchett	10-Q	AVCT	9/29/00	Ex. 10.6
10.28	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Samuel F. Saracino	10-Q	AVCT	9/29/00	Ex. 10.7
10.29	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Christopher L. Thomas	10-Q	AVCT	9/29/00	Ex. 10.8
10.30	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Stephen F. Thornton	10-Q	AVCT	9/29/00	Ex. 10.9
10.31	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Doyle C. Weeks	10-Q	AVCT	9/29/00	Ex. 10.10
10.32	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.33	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan	10-Q	AVCT	9/29/00	Ex. 10.12
10.34	Avocent Corporation 2000 Stock Option Plan	Sched. 14A	AVCT	11/3/00	App. A
10.35	Avocent Corporation 2000 Employee Stock Purchase Plan	Sched. 14A	AVCT	11/3/00	App. B
10.36	Employment and Noncompetation Agreement among Cybex Computer Products Corporation, the Company, and John R. Cooper					X
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants					X
24.1	Power of Attorney(3)					X

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

(3)                                  Set forth on page 68 and incorporated herein by reference.

 (b) Reports on Form 8-K

                None

 (c) Exhibits

                See Item 14(a)(3), above.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avocent Corporation
By:	/s/ John R. Cooper
John R. Cooper President and Chief Executive Officer Date: March 29, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

                That the undersigned officers and directors of Avocent Corporation do hereby constitute and appoint Douglas E. Pritchett, Samuel F. Saracino, and Doyle C. Weeks, and each of them, the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Avocent Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

                IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Cooper	President and Chief Executive Officer and Director	March 29, 2002
John R. Cooper	(Principal Executive Officer)

/s/ Douglas E. Pritchett	Senior Vice President of Finance, Chief Financial Officer, Treasurer, and Assistant Secretary
Douglas E. Pritchett	(Principal Financial and Accounting Officer)	March 29, 2002

/s/ Stephen F. Thornton	Chairman of the Board and Director	March 29, 2002
Stephen F. Thornton

/s/ Barry L. Harmon	Director	March 29, 2002
Barry L. Harmon

/s/ Edwin L. Harper	Director	March 29, 2002
Edwin L. Harper

/s/ William H. McAleer	Director	March 29, 2002
William H. McAleer

/s/ David P. Vieau	Director	March 29, 2002
David P. Vieau

/s/ Doyle C. Weeks	Director	March 29, 2002
Doyle C. Weeks