Form 10-Q
period 2002-03-29
AVOCENT CORP
filed 2002-05-13
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2002 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period from to /

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

☒ Yes  ☐ No

As of May 7, 2002, the number of outstanding shares of the Registrant’s Common Stock was 44,952,194.

AVOCENT CORPORATION

FORM 10-Q

March 29, 2002

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	For the three months ended
	March 29,	March 30,
	2002	2001
	(unaudited)	(unaudited)
Net sales	$62,103	$73,174
Cost of sales	31,840	37,340
Gross profit	30,263	35,834

Research and development expenses	6,437	5,693
In-process research and development expenses and other acquisition costs	—	4,570
Selling, general and administrative expenses	19,923	19,641
Amortization of intangible assets	5,297	33,060
Total operating expenses	31,657	62, 964

Loss from operations	(1,394)	(27,130)
Other income, net	1,364	1,300

Loss before income taxes	(30)	(25,830)
Provision for (benefit from) income taxes	(333)	2,293

Net income (loss)	$303	$(28,123)

Earnings (loss) per share:
Basic	$0.01	$(0.64)

Diluted	$0.01	$(0.64)

Weighted average shares used in computing earnings (loss) per share:
Basic	44,828	43,982

Diluted	45,698	43,982

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29,	December 31,
	2002	2001
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$54,955	$80,506
Investments maturing within one year	128,049	84,270
Accounts receivable, net	40,738	49,091
Income taxes receivable	1,054	2,330
Other receivables, net	1,188	2,115
Inventories, net	22,666	27,155
Other current assets	2,597	2,134
Deferred tax assets	11,747	10,839
Total current assets	262,994	258,440
Investments	10,410	7,718
Property held for lease, net	1,869	1,919
Property and equipment, net	21,861	21,343
Other intangible assets, net	62,326	71,014
Goodwill	188,147	186,147
Other assets	814	617
	$548,421	$547,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,477	$8,579
Accrued wages and commissions	4,957	4,727
Accrued liabilities	11,346	15,496
Income taxes payable	9,392	7,016
Other accrued expenses	758	719
Total current liabilities	33,930	36,537
Deferred tax liability	21,972	24,053
	55,902	60,590
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of March 29, 2002, and December 31, 2001, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 44,895 and 44,650 shares issued and outstanding as of March 29, 2002 and December 31, 2001, respectively	45	45
Additional paid-in capital	928,731	926,746
Accumulated other comprehensive gain (loss)	83	(42)
Deferred compensation	(13,466)	(16,964)
Accumulated deficit	(422,874)	(423,177)
Total stockholders’ equity	492,519	486,608
	$548,421	$547,198

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 29,	March 30,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$303	$(28,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,078	1,195
Amortization of intangible assets	5,297	33,060
Stock-based compensation	5,493	4,806
Purchased in-process research and development expenses	—	4,570
Amortization of discounts on investments	373	17
Changes in operating assets and liabilities:
Accounts receivable, net	8,353	6,892
Other receivables, net	1,061	10,800
Inventories, net	4,489	(14,292)
Other assets	781	572
Accounts payable	(1,102)	(2,161)
Accrued compensation	230	(924)
Other accrued expenses	(4,111)	(1,361)
Income taxes, current and deferred	(1,275)	1,293
Total adjustments	20,667	44,467
Net cash provided by operating activities	20,970	16,344

Cash flows from investing activities:
Purchase of Equinox Systems Inc., net of cash and investments	—	(31,725)
Purchases of property and equipment	(1,596)	(1,198)
Purchases of investments	(58,416)	(14,571)
Maturities of investments	11,396	20,644
Proceeds from sales of investments	305	19,654
Net cash provided by (used in) investing activities	(48,311)	(7,196)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	45,000
Repayment of short-term debt	—	(45,000)
Proceeds from issuance of common stock	1,794	2,691
Net cash provided by financing activities	1,794	2,691

Effect of exchange rate changes on cash and cash equivalents	(4)	(41)

Net increase (decrease) in cash and cash equivalents	(25,551)	11,798
Cash and cash equivalents at beginning of period	80,506	44,106
Cash and cash equivalents at end of period	$54,955	$55,904

Non-cash transaction:

                During the first quarter of 2002, 318 shares valued at $8,333 were surrendered to satisfy a cashless exercise of stock options. These shares were immediately retired and available for issuance.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the Securities and Exchange Commission.

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.

Our financial statements are consolidated and include the accounts of Avocent Corporation (“Avocent” or the “Company”) and its wholly owned subsidiaries.  Significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	March 29, 2002	December 31, 2001
	(unaudited)	(audited)
Raw materials	$9,964	$13,034
Work-in-process	1,111	446
Finished goods	11,591	13,675
Inventories, net	$22,666	$27,155

Note 3.   Stock options and deferred compensation

                Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000.  Additionally, we recorded $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded.

                Stock option exercises — Options to purchase 219 shares of our Common Stock were exercised during the quarter ended March 29, 2002.  Additionally, 29 shares of our Common Stock were issued during the three months ending March 29, 2002 under our Employee Stock Purchase Plan.  In addition, we allowed shares issued upon the exercise of certain stock options by a former executive of the Company to be traded as payment for the cost of the options and related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  As a result, we recorded $2.0 million of compensation expense in the first quarter of 2002.

Note 4.   Accumulated other comprehensive loss

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  For the three months ended March 29, 2002 and March 30, 2001, total other comprehensive income amounted to $125 and $73, respectively.  As of March 29, 2002 and March 30, 2001, total accumulated other comprehensive gain (loss) was $ 83 and ($2,808), respectively.

Note 5.   Earnings (loss) per share, (unaudited)

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 29, 2002
Basic EPS
Net income available to common stockholders	$303	44,828	$0.01
Effect of Dilutive Securities
Stock options		870
Diluted EPS
Net income available to common stockholders and assumed conversions	$303	45,698	$0.01

For the three months ended March 30, 2001
Basic EPS
Net loss available to common stockholders	$(28,123)	43,982	$(0.64)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(28,123)	43,982	$(0.64)

Note 6.   Sales by Geographic Region

Avocent reports operations as a single operating segment.  The Company, however, reports sales by geographic region.  Following is a presentation of sales by geographic region for the periods ended March 29, 2002 and March 30, 2001:

	For the three months ended
	March 29, 2002	March 30, 2001
	(unaudited)	(unaudited)
Net sales:
United States	$37,346	$44,127
Rest of the World	24,757	29,047
	$62,103	$73,174

As of March 29, 2002, long-lived assets totaled $274,203, which includes $272,048 held in the U.S. and $2,155 held outside of the U.S.  As of December 31, 2001, long-lived assets totaled $280,423, which includes $278,118 held in the U.S. and $2,305 held outside of the U.S.

Note 7.   Forward Contracts

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At March 29, 2002, we had one open forward contract, maturing in the second quarter of 2002, to purchase $869 in foreign currency. The fair value of the contract at March 29, 2002 was approximately $877.

Note 8.   Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, the Company ceased amortizing goodwill totaling $188 million (including $2.0 million, net of $1.4 million accumulated amortization, classified as other intangible assets as of December 31, 2001) as of January 1, 2002.  Adoption of the new standards resulted in not recognizing $27.7 million in amortization expense for the quarter ended March 29, 2002 that would have been recognized had the previous standards been in effect.  The same quarter last year included $27.7 million in amortization expense under the old standards.

The following table presents the impact of the new standards on operating income (loss), net income (loss) and earnings (loss) per share, as if they had been in effect for the quarter ended March 30, 2001.

	March 29, 2002 As Reported	March 30, 2001 As Reported	March 30, 2001 As Adjusted
Operating loss	$(1,394)	$(27,130)	$563
Net income (loss)	$303	$(28,123)	$(457)
Basic earnings (loss) per share	$0.01	$(0.64)	$(0.01)
Diluted earnings (loss) per share	$0.01	$(0.64)	$(0.01)

Acquired other intangible assets subject to amortization were as follows:

	March 29, 2002		December 31, 2001
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$23,166	$65,740	$19,931
Patents and trademarks	13,098	3,196	14,548	2,716
Customer base and certification	19,500	10,958	19,500	9,333
Assembled workforce	—	—	3,400	1,400
Other	1,508	200	1,418	212
	$99,846	$37,520	$104,606	$33,592

For the three months ended March 29, 2002 and March 30, 2001, amortization expense for other intangible assets was $5.3 million and $5.4 million, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2002	$21,200
2003	$18,500
2004	$14,900
2005	$8,900
2006	$1,600

In accordance with these standards, the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  The Company will test goodwill at least annually for impairment, as prescribed by these standards.

The Company expensed $2.7 million in legal fees during the quarter ended March 29, 2002.  Approximately $1.8 million of these fees were deferred from previous periods (which were included as other intangible assets at December 31, 2001) and $900 thousand of fees were incurred during the quarter ended March 29, 2002. These fees related to the Company’s patent infringement lawsuit brought against a competitor challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of the three Avocent patents involved in the lawsuit.  While the judgment is currently on appeal and the Company intends to continue to pursue the lawsuit, Avocent’s management decided to expense these costs due to the uncertainty of litigation.

Note 9.   Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations (“ARO”), which has an effective date for financial statements for fiscal years beginning after June 15, 2002.  This statement addresses the diversity in practice for recognizing asset retirement obligations and requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value.  Upon initially recognizing a liability for an ARO, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset.  Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.  The impact of SFAS No. 143 on the Company’s financial statements is not expected to be material.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The Company adopted SFAS No. 144 effective January 1, 2002.  The impact of SFAS No. 144 was not material to the Company’s financial statements as of March 29, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING MERGER ACCOUNTING, ACQUISITION, AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, AND STATEMENTS RELATING TO ANTICIPATED CAPITAL NEEDS.

THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS, RISKS ATTRIBUTABLE TO FUTURE PRODUCT DEMAND, SALES, AND EXPENSES, RISKS ASSOCIATED WITH PRODUCT DESIGN EFFORTS, RISKS ASSOCIATED WITH RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS AND SINGLE SOURCE COMPONENTS, THE LOSS OF ONE OF OUR OEM CUSTOMERS, A REDUCTION OR FLUCTUATIONS IN SALES OF OUR OEM OR BRANDED PRODUCTS, INTENSE COMPETITION AND NEW PRODUCTS AND TECHNOLOGIES FROM EXISTING AND NEW COMPETITORS, RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, FLUCTUATIONS IN FOREIGN CURRENCIES, RISKS RELATED TO MERGER INTEGRATION, AND OTHER RISKS DETAILED IN OUR  ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2002.

Overview

We design, manufacture, and sell analog and digital console switching systems, serial connectivity devices, and extension and remote access products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products, help them manage multiple servers and serially controlled devices from  one or more local or remote consoles consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products sold under the Avocent, Apex, Cybex, and Equinox brands, including our AutoView™, DS Series™, OutLook®,  and XP®4000 Series products. Our switching products help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.  We recently announced two new power management solutions, the SPCTM800 and SPC TM1600, which expand our DS Series of products. When combined with Avocent’s CPSTM serial-based network appliances, data center managers can securely control almost any connected device in the data center.

Our revenue is derived (i) from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, (ii) from sales through our reseller and distributor network, and (iii) from sales to a limited amount of direct customers. For the three months ended March 29, 2002, sales to our reseller and distributor network were 53% of net sales, sales to our OEM customers were 45% of net sales, and sales to our direct customers were 2% of net sales. We do not have contracts with many of these customers, and in general, they are only obligated to purchase products from us pursuant to binding purchase orders.  The merger between Compaq and Hewlett-Packard will result in a further concentration of sales with a single OEM customer. The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  We sell products to dealers, end-users and OEMs in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 60% of first quarter 2002 sales, while sales outside the United States accounted for the remaining 40% of sales.

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

•                                          Effective January 1, 2002, we adopted SFAS No. 142.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill may be required.

Results of Operations

                The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	March 29, 2002	March 30, 2001
Net sales	100.0%	100.0%
Cost of sales	51.3	51.0
Gross profit	48.7	49.0
Operating expenses:
Research and development expenses	10.4	7.8
In-process research and development expenses and other acquisition costs	—	6.2
Selling, general and administrative expenses	32.0	26.8
Amortization of intangible assets	8.5	45.2
Total operating expenses	50.9	86.0

Loss from operations	(2.2)	(37.0)
Other income, net	2.2	1.8
Loss before income taxes	(0.0)	(35.2)
Provision for (benefit from) income taxes	(0.5)	3.1

Net income (loss)	0.5%	(38.3% )

Net sales.  Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote-access products.  Net sales decreased 15% to $62.1 million for the first quarter of 2002 from $73.2 million for the first quarter of 2001.  The decrease in sales resulted from the general weakness in the technology sector of the economy when compared to the first quarter of last year.  Sequentially, our sales decreased less than $500 thousand from the fourth quarter of 2001.  The sequential decline in sales was due to lower OEM sales, which declined 9% from the fourth quarter of 2001 and is consistent with our prior year’s first quarter OEM sequential sales decline. The sequential decline in OEM sales was nearly offset by an improvement in our branded business, which increased 19% from the fourth quarter of 2001. Sales through our reseller and distributor channel decreased 22% from $42.0 million in the first quarter of 2001 to $32.8 million in the first quarter of 2002. Direct sales decreased 55% from $3.3 million in the first quarter of 2001 to $1.5 million in the first quarter of 2002. OEM sales decreased less than 1% from $27.9 million in the first quarter of 2001 to $27.8 million in the first quarter of 2002. Reseller and distributor sales were 53% of sales for the first quarter of 2002, compared to 57% of sales for the first quarter of 2001.  OEM sales were 45% of sales for the first quarter of 2002, compared to 38% of sales for the first quarter of 2001.  Direct sales were 2% of sales for the first quarter of 2002, compared to 5% of sales for the first quarter of 2001.  The decline in sales was consistent between sales within the United States as compared to sales to the rest of the world. Sales within the United States decreased 15% from $44.1 million in the first quarter of 2001 to $37.3 million in the first quarter of 2002.  Rest of the world sales decreased 14% from $29.1 million in the first quarter of 2001 to $24.8 million in the first quarter of 2002.  Sales within the United States were 60% of sales for the first quarter of both 2001 and 2002, and rest-of-world sales were 40% of sales for the first quarter of both 2001 and 2002.

                Gross profit. Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as our OEM sales typically have lower gross margins than our reseller and distributor sales and our directs sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit was relatively flat in the first quarter 2002 when compared to the first quarter of 2001, despite a 15% decline in revenue.  The primary reasons for maintaining margins were cost reductions on several products and increased volume for our digital products. Our digital family of products has higher gross margins than our other branded products and accounted for 19% of total sales for the first quarter of 2002, compared to 5% of sales for the first quarter of 2001. We expect our OEM sales to return to previous levels in the second quarter of 2002, as a result, we expect gross margins to decline slightly.

                Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred.  Research and development expenses were $6.4 million, or 10.4% of net sales, in the first quarter of 2002 compared to $5.7 million, or 7.8% of net sales, for the first quarter of 2001.  The large increase in the amount spent on research and development can be attributed to the increased cost in materials, certification, and testing of new products to be released during 2002. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  We expect research and development expenditures to remain at the first quarter level for the second quarter of 2002 and to trend downward over the second half of 2002.

                In-process research and development expense. The in-process research and development expense of $4.6 million in the first quarter of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies.  The charge for Equinox in-process technologies is non-recurring.

Selling, general and administrative expenses.  Selling, general and administrative expenses include some merger related expenses, personnel costs for administration, finance, human resources, sales and marketing and general management, as well as rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $19.9 million, or 32.0% of net sales, for the first quarter of 2002 compared to $19.6 million, or 26.8% of net sales, for the first quarter of 2001.  The increase in selling, general and administrative expenses was affected by our decision to expense $2.7 million in legal fees during the first quarter of 2002.  Approximately $1.8 million of these fees were deferred from previous periods and $900 thousand of fees were incurred during the first quarter of 2002. These fees related to the patent infringement lawsuit we brought against one of our competitors challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of the three patents involved in the lawsuit.  The judgment is currently on appeal, and we intend to continue to vigorously pursue the lawsuit.  Nevertheless, we decided to expense these legal fees due to the uncertainty of litigation.  In addition, we recorded $2.0 million of compensation expense in the first quarter of 2002 as the result of a cashless option exercise.  We allowed shares issued upon the exercise of certain options by a former executive to be traded as payment for the cost of these options and the related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  We have no other options outstanding subject to variable accounting.  We expect selling, general and administrative expenditures, in dollars and as a percentage of sales, to decline from the level we experienced in the first quarter of 2002.

Amortization of intangible assets.  Amortization of intangible assets for the first quarter of 2002 is comprised of the amortization of the amounts allocated to the identifiable intangible assets that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction. Also included is the amortization of similar assets created as a result of the acquisition of Equinox. The first quarter of 2001 includes the amortization of these same assets as well as amortization of goodwill created at the merger and the acquisition.  Effective January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Intangible Assets, and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, the Company ceased amortizing goodwill of approximately $188 million as of January 1, 2002.  Amortization of other identifiable intangible assets was $5.3 million or 8.5% of net sales for the first quarter of 2002, while amortization of other identifiable intangible assets and goodwill was $33.1 million, including $27.7 million related to amortization of goodwill, or 45.2% of net sales, for the first quarter of 2001.

                Other income, net.  Other income was $1.4 million for the first quarter of 2002, up slightly from $1.3 million for the first quarter of 2001. Although we have more cash and marketable securities than the first quarter of 2001, interest income declined by approximately $300 thousand due to lower interest rates.  The higher interest income last year was offset by the interest expense incurred in the first quarter of 2001 related to the acquisition of Equinox.

                Provision for (benefit from) income taxes.  The benefit from income taxes was approximately $367 thousand for 2002, compared to a provision for income taxes of $2.3 million in 2001. Excluding merger related adjustments to federal taxes, the effective tax rate for the first quarter of 2002 was a provision for income taxes of approximately 24.1%, compared to 29.6% for the first quarter of 2001, primarily due to the mix of our pre-tax profit among our U.S. and international companies.  Shifting shipments to our international warehouses from Redmond to Shannon leveraged the 10% tax rate in Ireland. We expect our effective tax rate for the rest of the year to be between 24% and 26%, depending primarily on the mix of pre-tax profit between the U.S. locations and Ireland.

                Net income (loss).  Our net income for the first quarter of 2002 was $303 thousand compared to a net loss of

$28.1 million for the first quarter of 2001, as a result of the above factors, including the amortization of other identifiable intangibles and discontinuing goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002.  Net income as a percentage of sales for the first quarter of 2002 was 0.5%, compared to a net loss as a percentage of sales for the first quarter of 2001 of 38.4%.

Liquidity and Capital Resources

                As of March 29, 2002, our principal sources of liquidity consisted of over $193 million in cash, cash equivalents, and investments.  In addition, we have a bank line of credit for borrowings of $2.0 million at LIBOR + 2.25% with a maturity date of mid May 2002, which we expect to renew for an additional year.  There were no amounts outstanding under this credit facility at March 29, 2002.

                Our operating activities generated cash of approximately $21 million in the first three months of 2002, compared to approximately $16 million in the first three months of 2001.  After adjusting net income for merger and acquisition related items, the increase in cash flow from operations for the first three months of 2002 compared to the first three months of 2001 resulted primarily from the decrease in accounts receivable and inventory. Receivables declined to $41 million at March 29, 2002 from $49 million at December 31, 2001.  This decline in receivables is a result of the timing of sales and our increased collection efforts and increased reserves for receivables to ensure accounts receivable are carried at their realizable value. Inventory levels decreased by $4 million in the first quarter of 2002 due to our concerted efforts to consume existing supplies and due to increases in reserve and valuation accounts.  The inventory levels should continue to decline this year as we extend our efforts to expend inventories on-hand.

                We believe that our existing cash balances, investments, cash generated from operations and the funds available to us under credit facilities will be sufficient to fund our operations through 2002.

Investments

Our investments consist of corporate bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of March 29, 2002, no investment was considered to have sustained an other-than-temporary decline, and no charge was recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds. We diversify the investment portfolio by investing in a variety of highly–rated investment–grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10 percent change in interest rates, and was not material at March 29, 2002. We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of December 31, 2001, the fair value of our available–for–sale equity investments was $658 thousand. A twenty percent adverse change in equity prices would result in a decrease of approximately $132 thousand in the fair value of our available–for–sale equity securities as of March 29, 2002.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

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

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

10.30.1            Amendment Agreement among Avocent Corporation, Avocent Employment Services Co., Cybex Computer Products Corporation, and Stephen F. Thornton.

(b) Reports on Form 8-K

None

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.
(Registrant)

Date:	May 13, 2002	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial
Officer and Treasurer (Principal Financial Officer)