Form 10-Q
period 2002-06-28
AVOCENT CORP
filed 2002-08-09
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2002 or

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

☒  Yes  ☐ No

As of August 7, 2002, the number of outstanding shares of the Registrant’s Common Stock was 45,024,281.

AVOCENT CORPORATION

FORM 10-Q

JUNE 28, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$63,018	$65,079	$125,122	$138,254
Cost of sales	31,402	46,008	63,243	83,349
Gross profit	31,616	19,071	61,879	54,905

Research and development expenses	6,972	6,042	13,409	11,735
In-process research and development expenses and other acquisition costs	—	—	—	4,570
Selling, general and administrative expenses	15,468	20,613	35,391	40,254
Amortization of intangible assets	5,297	33,377	10,594	66,437
Total operating expenses	27,737	60,032	59,394	122,996

Income (loss) from operations	3,879	(40,961)	2,485	(68,091)
Other income, net	1,244	1,509	2,608	2,810

Income (loss) before income taxes	5,123	(39,452)	5,093	(65,281)
Provision for (benefit from) income taxes	1,556	(2,597)	1,223	(304)

Net income (loss)	$3,567	$(36,855)	$3,870	$(64,977)

Earnings (loss) per share:
Basic	$0.08	$(0.83)	$0.09	$(1.47)
Diluted	$0.08	$(0.83)	$0.08	$(1.47)

Weighted average shares used in computing earnings per share:
Basic	44,947	44,307	44,888	44,147
Diluted	45,625	44,307	45,685	44,147

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 28, 2002	December 31, 2001
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$62,394	$80,506
Investments maturing within one year	128,846	84,270
Accounts receivable, net	34,634	49,091
Income taxes receivable	1,185	2,330
Other receivables, net	1,554	2,115
Inventories, net	20,243	27,155
Other current assets	1,753	2,134
Deferred tax assets	11,987	10,839
Total current assets	262,596	258,440
Investments	22,593	7,718
Property held for lease, net	1,821	1,919
Property and equipment, net	22,696	21,343
Goodwill	188,489	186,147
Other intangible assets, net	56,766	71,014
Other assets	554	617
	$555,515	$547,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,922	$8,579
Accrued wages and commissions	5,039	4,727
Accrued liabilities	12,197	15,496
Income taxes payable	9,567	7,016
Other accrued expenses	395	719
Total current liabilities	35,120	36,537
Deferred tax liability	19,891	24,053
Total liabilities	55,011	60,590
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 44,976 and 43,820 shares issued and outstanding as of June 28, 2002 and December 31, 2001, respectively	45	45
Additional paid-in capital	929,218	926,746
Accumulated other comprehensive income (loss)	443	(42)
Deferred compensation	(9,895)	(16,964)
Retained deficit	(419,307)	(423,177)
Total stockholders’ equity	500,504	486,608
	$555,515	$547,198

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the six months ended
	June 28, 2002	June 29, 2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,870	$(64,977)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,137	2,127
Amortization of intangible assets	10,595	66,437
Stock-based compensation	8,911	9,608
Purchased in-process research and development expenses	—	4,570
Amortization of discounts on investments	1,022	14
Changes in operating assets and liabilities:
Accounts receivable, net	14,457	12,557
Other receivables, net	561	10,800
Inventories, net	6,912	81
Other assets	1,853	(1,444)
Accounts payable	(657)	(4,506)
Accrued wages and commissions	312	848
Accrued liabilities	(3,623)	1,263
Income taxes, current and deferred	(3,418)	(1,351)
Net cash provided by operating activities	42,932	36,027

Cash flows from investing activities:
Purchase of Equinox Systems Inc., net of cash and investments	—	(31,725)
Purchases of property and equipment	(3,491)	(2,451)
Purchases of investments	(102,383)	(46,599)
Maturities of investments	42,043	31,047
Proceeds from sales of investments	305	20,145
Net cash used in investing activities	(63,526)	(29,583)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	45,000
Repayment of short-term debt	—	(45,000)
Proceeds from employee stock plans	2,435	8,305
Net cash provided by financing activities	2,435	8,305

Effect of exchange rate changes on cash and cash equivalents	47	(99)

Net increase (decrease) in cash and cash equivalents	(18,112)	14,650
Cash and cash equivalents at beginning of period	80,506	44,106
Cash and cash equivalents at end of period	$62,394	$58,756

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

Our financial statements are consolidated and include the accounts of Avocent Corporation (“Avocent” or the “Company”) and its wholly owned subsidiaries.  Significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	June 28, 2002	December 31, 2001
	(unaudited)	(audited)
Raw materials	$8,400	$13,034
Work-in-process	472	446
Finished goods	11,371	13,675
Inventories, net	$20,243	$27,155

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

Stock option exercises – Options to purchase 297 shares of our Common Stock were exercised during the six months ended June 28, 2002.  Also, 29 shares of our Common Stock were issued during the six months ending June 28, 2002 under our Employee Stock Purchase Plan.  In addition, we allowed shares issued upon the exercise of certain stock options by a former executive of the Company to be traded as payment for the cost of the options and related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  As a result, we recorded $2.0 million of compensation expense in the first quarter of 2002.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record, net of related deferred income taxes, unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  For the six months ended June 28, 2002 and December 31, 2001, total other comprehensive income amounted to $485 and $(42), respectively.  As of June 28, 2002 and June 29, 2001, total accumulated other comprehensive income (loss) was $443 and ($2,429), respectively.

Note 5.   Earnings (Loss) per Share, (unaudited)

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount
For the three months ended June 28, 2002
Basic EPS
Net income available to common stockholders	$3,567	44,947	$0.08
Effect of Dilutive Securities
Stock options		678
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,567	45,625	$0.08

For the six months ended June 28, 2002
Basic EPS
Net income available to common stockholders	$3,870	44,888	$0.09
Effect of Dilutive Securities
Stock options		797
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,870	45,685	$0.08

For the three months ended June 29, 2001
Basic EPS
Net loss available to common stockholders	$(36,855)	44,307	$(0.83)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(36,855)	44,307	$(0.83)

For the six months ended June 29, 2001
Basic EPS
Net loss available to common stockholders	$(64,977)	44,147	$(1.47)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(64,977)	44,147	$(1.47)

Note 6.   Sales

Avocent reports operations as a single operating segment.  However, we do report sales by geographic region.  Following is a presentation of sales by geographic region for the periods ended June 28, 2002 and June 29, 2001:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales:
United States	$40,509	$44,271	$77,856	$88,399
Rest of the World	22,509	20,808	47,266	49,855
	$63,018	$65,079	$125,122	$138,254

As of June 28, 2002, long-lived assets totaled $269,772, which includes $267,659 held in the U.S. and $2,113 held outside of the U.S.  As of December 31, 2001, long-lived assets totaled $280,423, which includes $278,118 held in the U.S. and $2,305 held outside of the U.S.

Sales to our top five OEM and distribution customers accounted for 63% of sales for both the three and six months ended June 28, 2002. Sales to our top five OEM and distribution customers accounted for 60% and 54% of sales for the three and six months ended June 29, 2001, respectively.

Note 7.   Forward Contracts

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations.  At June 28, 2002, we had no open foreign currency forward contracts.

Note 8.   Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, the Company ceased amortizing goodwill totaling $188 million (including $2.0 million, net of $1.4 million of accumulated amortization for the assembled workforce, classified as other intangible assets as of December 31, 2001) as of January 1, 2002.  The three and six months ended June 29, 2001 included $27.9 million and $55.5 million, respectively, in amortization expense under the previous standards.

The following tables present the impact of the new standards on income (loss) from  operations, net income (loss) and earnings (loss) per share, as if they had been in effect for the three and six months ended June 29, 2001.

	For the Three Months Ended
	June 28, 2002 As Reported	June 29, 2001 As Reported	June 29, 2001 As Adjusted
Income (loss) from operations	$3,879	$(40,961)	$(13,058)
Net income (loss)	$3,567	$(36,855)	$(8,952)
Basic earnings (loss) per share	$0.08	$(0.83)	$(0.20)
Diluted earnings (loss) per share	$0.08	$(0.83)	$(0.20)

Note 8.   Goodwill and Other Intangible Assets (continued)

	For the Six Months Ended
	June 28, 2002 As Reported	June 29, 2001 As Reported	June 29, 2001 As Adjusted
Income (loss) from operations	$2,485	$(68,091)	$(12,587)
Net income (loss)	$3,870	$(64,977)	$(9,473)
Basic earnings (loss) per share	$0.09	$(1.47)	$(0.21)
Diluted earnings (loss) per share	$0.08	$(1.47)	$(0.21)

Acquired other intangible assets subject to amortization are as follows:

	June 28, 2002		December 31, 2001
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$26,401	$65,740	$19,931
Patents and trademarks	12,390	3,361	14,152	2,478
Customer base and certification	19,500	12,583	19,500	9,333
Assembled workforce	—	—	3,400	1,400
Other	2,006	525	1,814	450
	$99,636	$42,870	$104,606	$33,592

For the three months ended June 28, 2002 and June 29, 2001, amortization expense for other intangible assets was $5.3 million and $5.5 million, respectively.  For the six months ended June 28, 2002 and June 29, 2001, amortization expense for other intangible assets was $10.6 million and $10.9 million, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2002	$22,000
2003	$19,100
2004	$15,200
2005	$8,900
2006	$1,600

In accordance with Financial Accounting Standards No. 141 and No. 142 the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  The Company will test goodwill at least annually for impairment, as prescribed by these standards.

The Company expensed $2.7 million in legal fees during the quarter ended March 29, 2002.  Approximately $1.8 million of these fees were deferred from previous periods (which were included as other intangible assets at December 31, 2001) and $900 thousand of fees were incurred during the quarter ended March 29, 2002.  These fees related to the Company’s patent infringement lawsuit brought against a competitor challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of the three Avocent patents involved in the lawsuit.  While the judgment is currently on appeal and the Company intends to continue to pursue the lawsuit, Avocent’s management decided to expense these costs due to the uncertainty of the outcome of the litigation.

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  This statement, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The Company adopted SFAS No. 144 effective January 1, 2002.  The impact of SFAS No. 144 was not material to the Company’s financial statements as of June 28, 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are accrued over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The impact of SFAS No. 146 on the Company’s financial statements is not expected to be material.

Note 10.  Investment in Rymic Systems, Inc.

In the second quarter of 2002, we made a $1.0 million investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  We purchased 400,000 shares of Rymic’s common stock, giving us approximately a 14% equity position in Rymic.  In addition, as part of our investment, we received certain rights of co-sale regarding the shares of stock we purchased and certain rights of first refusal regarding shares of stock of Rymic held by its major shareholders.  We also entered into a Strategic Partnership Agreement with Rymic to share certain technologies and other expertise, and we became an authorized reseller of Rymic’s line of rymicNET™ remote monitoring and control products in the computer, server, and data center management markets.

Early in the first quarter of 2001 and prior to our investment, Doyle C. Weeks, one of our directors and our Executive Vice President for Group Operations and Business Development, purchased 10,000 shares of common stock of Rymic at the price of $2.50 per share.  Mr. Weeks also received a gift of 5,000 shares of Rymic common stock from one of its major shareholders.  At approximately the same time, Gary R. Johnson, our Senior Vice President of Worldwide Sales and Marketing, purchased 10,000 shares of common stock at the price of $2.50 per share.  At the time of our investment, Mr. Weeks was one of 6 directors of Rymic, and in connection with his services as a director and prior to our investment, Mr. Weeks was awarded nonqualified stock options to purchase 5,000 shares of Rymic common stock at $2.50 per share that vested upon receipt.  Mr. Weeks did not receive any fees from Rymic.  Mr. Weeks remains on the board of directors of Rymic, but will not receive any additional director fees or stock options for as long as we hold our equity position in Rymic.

Note 11.  Subsequent Event

On August 5, 2002, we announced that we signed a definitive agreement to acquire 2C Computing, Inc. (“2C”) for approximately $22.8 million in cash.  2C has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.  The acquisition is contingent upon the approval of 2C’s shareholders and other customary conditions to closing, and is expected to close on or before August 20, 2002.

In 2000, 2C and Cybex Computer Products Corporation (“Cybex”), our wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owns 40% of CyCom and the other 60% of CyCom is owned by 2C.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through July 31, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in CyCom is zero because Cybex’s contribution to it consisted of previously expensed research and development costs related to the technology and CyCom has earned no profits to date.  We have no obligation to provide funding or other financial support to CyCom in future periods.  Upon closing our acquisition of 2C, which will include its 60% interest in CyCom, we intend to dissolve CyCom.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who currently serve as directors of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a shareholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent shareholder.  David S. Butler, who is currently a director of 2C, is a former director of Cybex and a current Avocent shareholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other 2C shareholders are also Avocent shareholders.  No officer or director of Avocent is an officer, director, shareholder or affiliate of 2C.

The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology will be capitalized and amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development will be expensed upon the closing of the transaction. Any goodwill resulting from the acquisition will not be amortized but will be included in our annual review of goodwill and other intangible assets for impairment.  We expect to complete the preliminary allocation of the purchase price during the third quarter of 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING MERGER ACCOUNTING, ACQUISITION, AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, STATEMENTS REGARDING OUR ACHIEVEMENT OF ISO 9000:2000 ACCREDITATION, AND STATEMENTS RELATING TO ANTICIPATED CAPITAL NEEDS.

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms.  Our switching solutions include products sold under the Avocent, Apex, Cybex, and Equinox brands, including our AMX™, AutoView™, DS Series™, OutLook®,  and XP®4000 Series products.  Our switching products help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.  Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.  In the first quarter of 2002, we announced two power management solutions, the SPCTM800 and SPC TM1600, which expand our DS Series of products.  When combined with Avocent’s CPSTM serial-based network appliances, data center managers can securely control almost any connected device in the data center.  Additionally, in the second quarter of 2002, we announced the AMX, the latest in our KVM analog solutions.  The AMX switch addresses continued growth opportunities in the analog market segment and provides simpler access and easier manageability of servers in multi-rack, multi-platform environments.

Our revenue is derived (i) from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, (ii) from sales through our reseller and distributor network, and (iii) from sales to a limited amount of direct customers.  For the six months ended June 28, 2002, sales to our reseller and distributor network were 53% of net sales, sales to our OEM customers were 44% of net sales, and sales to our direct customers were 3% of net sales.  We do not have contracts with many of these customers, and in general, they are only obligated to purchase products from us pursuant to binding purchase orders.  The merger between Compaq and Hewlett-Packard will result in a further concentration of sales with a single OEM customer.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  We sell products to dealers, end-users and OEMs in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 62% of sales for the first six months of 2002, while sales outside the United States accounted for the remaining 38% of sales. Additionally, sales to our top five OEM and distribution customers accounted for 63% of sales for both the three and six months ended June 28, 2002. Sales to our top five OEM and distribution customers accounted for 60% and 54% of sales for the three and six months ended June 29, 2001, respectively.

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

We expect to achieve ISO 9000:2000 accreditation during 2003.  We believe ISO accreditation will become a requirement for doing business with several of our OEM customers.

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

•                                          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regards to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.

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

•                                          We hold minority interests in companies having operations or technology in areas within or adjacent to our strategic focus, some of which are in publicly traded companies with share prices that are volatile and some of which are in privately-held companies with values that are difficult to determine.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

•                                          We estimate allowances for sales returns based on our experiences from historical customer returns.  If actual future customer returns are less favorable than those projected by management, additional sales return expenses may be required.

•                                          Effective January 1, 2002, we adopted SFAS No. 142.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.8	70.7	50.5	60.3
Gross profit	50.2	29.3	49.5	39.7
Operating expenses:
Research and development expenses	11.1	9.3	10.7	8.5
In-process research and development expenses and other acquisition costs	—	—	—	3.3
Selling, general and administrative expenses	24.5	31.7	28.3	29.1
Amortization of intangible assets	8.4	51.2	8.5	48.0
Total operating expenses	44.0	92.2	47.5	88.9
Income (loss) from operations	6.2	(62.9)	2.0	(49.2)
Other income, net	2.0	2.3	2.1	2.0
Income (loss) before income taxes	8.2	(60.6)	4.1	(47.2)
Provision for (benefit from) income taxes	2.5	(4.0)	1.0	(0.2)
Net income (loss)	5.7%	(56.6% )	3.1%	(47.0% )

Net sales.  Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote-access products.  Net sales decreased 3% to $63.0 million for the second quarter of 2002 from $65.1 million for the second quarter of 2001.  The decrease in sales resulted from the general weakness in the technology sector of the economy when compared to the second quarter of last year.  Sequentially, our sales increased more than $900 thousand from the first quarter of 2002.  The sequential improvement in sales was due to improvement in our branded and direct business, which collectively increased 5%.  Sales through our reseller and distributor channel increased less than 1% from $33.2 million in the second quarter of 2001 to $33.3 million in the second quarter of 2002.  Direct sales decreased 27% from $3.6 million in the second quarter of 2001 to $2.6 million in the second quarter of 2002.  OEM sales decreased just over 4 % from $28.3 million in the second quarter of 2001 to $27.1 million in the second quarter of 2002.  Reseller and distributor sales were 53% of sales for the second quarter of 2002, compared to 51% of sales for the second quarter of 2001.  OEM sales were 43% of sales for the second quarter of 2002, compared to 44% of sales for the second quarter of 2001.  Direct sales were 4% of sales for the second quarter of 2002, compared to 5% of sales for the second quarter of 2001.

Sales within the United States decreased by over 8% to $40.5 million in the second quarter of 2002 from $44.3 million in the second quarter of 2001.  Rest of the world sales increased over 8% to $22.5 million in the second quarter of 2002 from $20.8 million in the second quarter of 2001.  Net sales decreased 9% to $125.1 million for the first six months of 2002 from $138.3 million for the first six months of 2001.  As with the quarter, the decrease in sales resulted from the general weakness in the technology sector of the economy when compared to last year.  The weakness in sales was evident in both the United States and in the rest of the world.  Sales within the United States decreased by almost 12% to $77.8 million in the first six months of 2002 from $88.4 million in the first six months of 2001.  Rest of world sales decreased over 5% from $49.9 million in the first six months of 2001 to $47.3 million in the first six months of 2002.  We believe our recently announced AMX switch and our embedded switching technology for blade and traditional rack mounted servers will contribute to sales in the second half of 2002.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as our OEM sales typically have lower gross margins than our reseller and distributor sales and our directs sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margin significantly improved to 50.2% in the second quarter of 2002 from 29.3% in the second quarter of 2001.  Gross margin in the second quarter of 2002 benefited from sales of our digital solutions, which have a higher margin, and accounted for 20% of our second quarter 2002 sales compared to 9% of sales for our second quarter of 2001.  Gross margins were significantly affected by a $11.7 million write-down for excess and obsolete inventories in the second quarter of 2001.  This write-down was made to reduce inventory valuations to bring them in-line with current net realizable values and to the level necessary to support then current sales demand.  Gross margin for the year increased to 49.5% for the first six months of 2002 from 39.7% for the first six months of 2001, also as a result of the factors discussed above.  We expect our OEM sales to return to traditional levels in the third quarter of 2002, as a result, we expect gross margins to decline slightly.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred.  Research and development expenses were almost $7.0 million, or 11.1% of net sales, in the second quarter of 2002 compared to $6.0 million, or 9.3% of net sales, for the second quarter of 2001.  The increase in the amount spent on research and development can be attributed to the increased cost in contracted services, increased headcount, and higher costs related to new products expected to be released during 2002.  Year-to-date research and development expenses for 2002 increased to $13.4 million from $11.7 million year-to-date in 2001 for the reasons listed above.  As a percentage of net sales, year-to-date research and development expenses increased to 10.7% from 8.5%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  We expect to continue to focus on new products in and enhancements to the AMX product family and the digital product families, as well as new solutions for blade and traditional servers.  Due to continued activity as we approach the introduction of our new products, we expect research and development expenditures to remain at the second quarter level for the duration of 2002.

In-process research and development expense.  The in-process research and development expense of $4.6 million in the first six months of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies.  The charge for Equinox in-process technologies is non-recurring.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, human resources, sales and marketing and general management, as well as some merger related expenses, rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $15.5 million, or 24.5% of net sales, for the second quarter of 2002 compared to $20.6 million, or 31.7% of net sales, for the second quarter of 2001.  Selling, general and administrative expenses in the second quarter of 2002 benefited from a $1.4 million recapture of a receivable, previously reserved, related to a contract manufacturer that had filed for bankruptcy.  We received a favorable ruling by the bankruptcy judge, which allowed the offset of receivables and payables between the contract manufacturer and certain customers, including Avocent.  Also, selling, general and administrative expenses in the second quarter of 2001 included $1.3 million of severance costs related to headcount reductions in the U.S. and Europe.  Year-to-date selling, general, and administrative expenses decreased to $35.4 million, or 28.3% of net sales for 2002 from $40.3 million, or 29.1% of year-to-date net sales in 2001, due to the same reasons noted for the second quarter.  We expect selling, general and administrative expenses to increase by about $2.0 million sequentially in the third quarter of 2002, as we anticipate higher selling and marketing costs related to the roll-out of new products.

Amortization of intangible assets.  Amortization of intangible assets for the second quarter of 2002 is comprised of the amortization of the amounts allocated to the identifiable intangible assets that were in excess of the purchase price over the fair value of the Cybex assets and liabilities acquired by Apex in the merger transaction that occurred in 2000.  Also included is the amortization of similar assets created as a result of the acquisition of Equinox in 2001.  The second quarter of 2001 includes the amortization of these same assets as well as amortization of goodwill created at the merger and the acquisition.  Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, we ceased amortizing goodwill of approximately $188 million as of January 1, 2002.  Amortization of other identifiable intangible assets was $5.3 million or 8.4% of net sales for the second quarter of 2002, while amortization of other identifiable intangible assets and goodwill was $33.4 million (including $27.9 million related to amortization of goodwill) or 51.3% of net sales, for the second quarter of 2001.  Year-to-date, amortization of other identifiable intangible assets was $10.6 million or 8.5% of net sales for the first six months of 2002, while amortization of other identifiable intangible assets and goodwill was $66.4 million (including $55.5 million related to amortization of goodwill) or 48.1% of net sales, for the first six months of 2001.

Other income, net.  Other income was $1.2 million for the second quarter of 2002, down from $1.5 million for the second quarter of 2001.  Although we have more cash and investments currently than in the prior year, interest income has declined due to lower interest rates.  Additionally, the dollar has weakened against the Euro resulting in a $200 thousand exchange swing, from a small exchange gain in the second quarter of 2001, to a $170 thousand exchange loss in the second quarter of 2002.  For the year, other income decreased to $2.6 million for 2002, from $2.8 million for 2001, for the same reasons.

Provision for (benefit from) income taxes.  The provision for income taxes was approximately $1.6 million for the second quarter of 2002, compared to a benefit from income taxes of $2.6 million in the second quarter of 2001.  Excluding merger related adjustments to federal taxes, the effective tax rate for the second quarter of 2002 was a provision for income taxes of approximately 27.3%, compared to a benefit from income taxes of 31.9% for the second quarter of 2001, primarily due to the mix of our pre-tax profit among our U.S. and international companies.  Shifting rest of world shipments from Redmond, Washington to Shannon, Ireland leveraged the 10% tax rate in Ireland.  For the year, the provision for income taxes was approximately $1.2 million for the first six months of 2002, compared to a benefit from income taxes of $304 thousand for the first six months of 2001.  Excluding merger related adjustments to federal taxes, the effective tax rate for the first six months of 2002 was a provision for income taxes of approximately 25.9%, compared to a benefit from income taxes of 30.6% for the first six months of 2001, primarily for the reasons mentioned above.  We expect our effective tax rate for the rest of the year to be between 25% and 28%, depending primarily on the mix of pre-tax profit between the U.S. locations and Ireland.

Net income (loss).  Our net income for the second quarter of 2002 was $3.6 million compared to net loss of $36.9 million for the second quarter of 2001, as a result of the above factors, including the amortization of other identifiable intangible assets and discontinuing goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002.  Net income as a percentage of sales for the second quarter of 2002 was 5.7%, compared to net loss as a percentage of sales for the second quarter of 2001 of 56.6%.  Our net income for the first six months of 2002 was $3.9 million compared to a net loss of $65.0 million for the first six months of 2001, as a result of the above factors.  Net income as a percentage of sales for the first six months of 2002 was 3.1%, compared to net loss as a percentage of sales for the first six months of 2001 of 47.0%.

Liquidity and Capital Resources

As of June 28, 2002, our principal sources of liquidity consisted of over $215 million in cash, cash equivalents and investments.  In addition, we had a bank line of credit for borrowings of $2.0 million at LIBOR + 2.25% with a maturity date of mid May 2002, which we did not renew.  We determined that our cash position and expected maturities of investments are adequate to cover our current and future liabilities.

Our operating activities generated cash of almost $43 million in the first six months of 2002, compared to approximately $36 million in the first six months of 2001.  After adjusting net income for merger and acquisition related items, the increase in cash flow from operations for the first six months of 2002 compared to the first six months of 2001 resulted primarily from the decrease in accounts receivable and inventory.  Receivables declined to $35 million at June 28, 2002, from $49 million at December 31, 2001.  This decline in receivables is a result of the timing of sales, our increased collection efforts and increased reserves for receivables to ensure accounts receivable are carried at their realizable value.  Inventory levels declined to $20 million at June 28, 2002 from $27 million at December 31, 2001, due to our concerted efforts to consume existing supplies and due to increases in reserve and valuation accounts.  The inventory levels should continue to decline this year as we extend our efforts to reduce inventories on-hand.  The impact of the decrease in receivables and inventory were partially offset by a decrease in accrued liabilities, which declined to $12.2 million at June 28, 2002, from $15.5 million at December 31, 2001.  The primary reason for the decline in accrued liabilities was the payout of almost $1.6 million, after December 31, 2001, related to royalties for certain products.  During 2001, the product royalties accrued reached the maximum amount due under the royalty agreement and no further amounts are owed under the agreement.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our market share.

We believe that our existing cash balances, investments and cash generated from operations will be sufficient to fund our operations through 2002.

Investments

Our investments consist of corporate bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock.  Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported Vat fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.  Upon review of our investment portfolio as of June 28, 2002, no investments were considered to have sustained an other-than-temporary decline.

In the second quarter of 2002, we made a $1.0  million investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  We purchased 400,000 shares of Rymic’s common stock, giving us approximately a 14% equity position in Rymic.  In addition, as part of our investment, we received certain rights of co-sale regarding the shares of stock we purchased and certain rights of first refusal regarding shares of stock of Rymic held by its major shareholders.  We also entered into a Strategic Partnership Agreement with Rymic to share certain technologies and other expertise, and we became an authorized reseller of Rymic’s line of rymicNET™ remote monitoring and control products in the computer, server, and data center management markets.

Early in the first quarter of 2001 and prior to our investment, Doyle C. Weeks, one of our directors and our Executive Vice President for Group Operations and Business Development, purchased 10,000 shares of common stock of Rymic at the price of $2.50 per share.  Mr. Weeks also received a gift of 5,000 shares of Rymic common stock from one of its major shareholders.  At approximately the same time, Gary R. Johnson, our Senior Vice President of Worldwide Sales and Marketing, purchased 10,000 shares of common stock at the price of $2.50 per share.  At the time of our investment, Mr. Weeks was one of 6 directors of Rymic, and in connection with his services as a director and prior to our investment, Mr. Weeks was awarded nonqualified stock options to purchase 5,000 shares of Rymic common stock at $2.50 per share that vested upon receipt.  Mr. Weeks did not receive any fees from Rymic.  Mr. Weeks remains on the board of directors of Rymic, but will not receive any additional director fees or stock options for as long as we hold our equity position in Rymic.

Subsequent Event

On August 5, 2002, we announced that we signed a definitive agreement to acquire 2C Computing, Inc. (“2C”) for approximately $22.8 million in cash.  2C has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.  The acquisition is contingent upon the approval of 2C’s shareholders and other customary conditions to closing, and is expected to close on or before August 20, 2002.

In 2000, 2C and Cybex Computer Products Corporation (“Cybex”), our wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owns 40% of CyCom and the other 60% of CyCom is owned by 2C.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through July 31, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in CyCom is zero because Cybex’s contribution to it consisted of previously expensed research and development costs related to the technology and CyCom has earned no profits to date.  We have no obligation to provide funding or other financial support to CyCom in future periods.  Upon closing our acquisition of 2C, which will include its 60% interest in CyCom, we intend to dissolve CyCom.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who currently serve as directors of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a shareholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent shareholder.  David S. Butler, who is currently a director of 2C, is a former director of Cybex and a current Avocent shareholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other 2C shareholders are also Avocent shareholders.  No officer or director of Avocent is an officer, director, shareholder or affiliate of 2C.

The acquisition will be recorded under the purchase method of accounting, and the purchase price will be allocated based on the fair value of the assets and liabilities acquired.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology will be capitalized and amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development will be expensed upon the closing of the transaction. Any goodwill resulting from the acquisition will not be amortized but will be included in our annual review of goodwill and other intangible assets for impairment.  We expect to complete the preliminary allocation of the purchase price during the third quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds.  We diversify the investment portfolio by investing in a variety of highly–rated investment–grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10% change in interest rates, and was not material at June 28, 2002.  We generally hold investment securities until maturity and carry the securities at amortized cost, which approximates fair value.

We are also exposed to equity price risks on our investments in publicly traded equity securities.  These investments are generally in companies having operations or technology in areas within our strategic focus.  We do not attempt to reduce or eliminate our market exposure on these securities.  As of June 28, 2002, the fair value of our equity investments was $2.6 million.  A 20% adverse change in equity prices would result in a decrease of approximately $520 thousand in the fair value of our equity securities as of June 28, 2002.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are expressed in U.S. dollars.  We engage in some hedging programs aimed at limiting the impact of currency fluctuations.  These hedging activities provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.

PART II - OTHER INFORMATION

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

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 13, 2002, we held our Annual Meeting of Shareholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.             Election of Class II Directors.

	Votes for	Votes Withheld
1. John R. Cooper	39,275,507	1,018,467
2. Edwin L. Harper	39,341,939	952,035

2.             Ratify appointment of  PricewaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2002.

Votes For	Votes Against	Votes Abstained
39,159,637	1,129,160	5,177

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

10.30.1    Amended and Restated Amendment Agreement among Avocent Corporation, Avocent Employment Services Co., Cybex Computer Products Corporation, and Stephen F. Thornton.

99.2         Certification of the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On August 7, 2002 we filed a Report on Form 8-K with the Securities and Exchange Commission reporting the public dissemination of a press release announcing that we have entered into a Plan and Agreement of Merger, pursuant to which we will acquire 2C Computing, Inc. subject to the approval of the 2C shareholders.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.
(Registrant)

Date: August 9, 2002	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)