Form 10-Q
period 2002-09-27
AVOCENT CORP
filed 2002-11-12
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2002 or

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

☒ Yes  ☐ No

As of November 4, 2002, the number of outstanding shares of the Registrant’s Common Stock was 45,076,243.

AVOCENT CORPORATION

FORM 10-Q

September 27, 2002

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001

Net sales	$64,490	$55,095	$189,612	$193,349
Cost of sales	31,252	30,149	94,495	113,498
Gross profit	33,238	24,946	95,117	79,851

Research and development expenses	6,176	5,403	19,585	17,137
Acquired in-process research and development expenses	6,000	—	6,000	4,570
Selling, general and administrative expenses	15,262	18,203	50,653	58,458
Amortization of intangible assets	5,474	33,221	16,068	99,658
Total operating expenses	32,912	56,827	92,306	179,823

Income (loss) from operations	326	(31,881)	2,811	(99,972)
Other income, net	1,211	1,543	3,819	4,352

Income (loss) before income taxes	1,537	(30,338)	6,630	(95,620)
Provision for (benefit from) income taxes	1,862	(1,079)	3,085	(1,383)

Net income (loss)	$(325)	$(29,259)	$3,545	$(94,237)

Income (loss) per common and common equivalent share:
Basic	$(0.01)	$(0.66)	$0.08	$(2.13)
Diluted	$(0.01)	$(0.66)	$0.08	$(2.13)

Weighted average common and common equivalent shares used in computing income (loss) per share:
Basic	45,016	44,572	44,931	44,290
Diluted	45,016	44,572	45,473	44,290

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 27, 2002	December 31, 2001
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$51,069	$80,506
Investments maturing within one year	106,558	84,270
Accounts receivable, net	36,566	49,091
Income taxes receivable	585	2,330
Other receivables, net	1,164	2,115
Inventories, net	25,492	27,155
Other current assets	3,275	2,134
Deferred tax assets	12,090	10,839
Total current assets	236,799	258,440

Investments	42,358	7,718
Property held for lease, net	1,772	1,919
Property and equipment, net	23,345	21,343
Goodwill	203,659	186,147
Other intangible assets, net	58,591	71,014
Other assets	529	617
Total assets	$567,053	$547,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,335	$8,579
Accrued wages and commissions	6,293	4,727
Accrued liabilities	12,393	15,496
Income taxes payable	11,966	7,016
Other accrued expenses	475	719
Total current liabilities	42,462	36,537
Deferred tax liability	20,513	24,053
Total liabilities	62,975	60,590
Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $0.001 par value; 200,000 shares authorized, 45,044 and 44,650 shares issued and outstanding as of September 27, 2002 and December 31, 2001, respectively	45	45
Additional paid-in capital	931,911	926,746
Accumulated other comprehensive loss	(47)	(42)
Deferred compensation	(8,199)	(16,964)
Accumulated deficit	(419,632)	(423,177)
Total stockholders’ equity	504,078	486,608
Total liabilities and stockholders’ equity	$567,053	$547,198

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	September 27, 2002	September 28, 2001

Cash flows from operating activities:
Net income (loss)	$3,545	$(94,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of intangible assets	16,068	99,658
Stock-based compensation	10,722	15,991
Purchased research and development expenses and other acquisition costs	6,000	4,570
Depreciation	3,288	3,294
Amortization of premium on investments	1,637	91
Changes in operating assets and liabilities, net of effects of purchases of 2C and Equinox in 2002 and 2001, respectively:
Accounts receivable, net	12,558	17,654
Other receivables, net	951	10,800
Inventories, net	2,593	1,725
Other assets	436	(1,775)
Accounts payable	1,857	(4,175)
Accrued wages and commissions	1,483	1,616
Accrued liabilities	(3,398)	309
Income taxes, current and deferred	(2,691)	(2,661)
Net cash provided by operating activities	55,049	52,860

Cash flows from investing activities:
Purchase of 2C Computing, Inc., net of cash acquired	(23,224)	—
Purchase of Equinox Systems Inc., net of cash and investments acquired	—	(31,725)
Purchases of property and equipment	(5,023)	(3,387)
Purchases of investments	(120,272)	(67,130)
Maturities of investments	61,403	49,633
Proceeds from sales of investments	305	20,253
Net cash used in investing activities	(86,811)	(32,356)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	—	45,000
Repayment of short-term debt	—	(45,000)
Repayment of short-term debt assumed in the 2C acquisition	(890)	—
Proceeds from issuance of stock under employee stock plans	3,163	9,459
Net cash provided by financing activities	2,273	9,459

Effect of exchange rate changes on cash and cash equivalents	52	(16)

Net increase (decrease) in cash and cash equivalents	(29,437)	29,947
Cash and cash equivalents, beginning of period	80,506	44,106
Cash and cash equivalents, end of period	$51,069	$74,053

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in our opinion, are necessary for a fair presentation of the results for the periods shown.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2001, which is on file with the Securities and Exchange Commission and is available via the investor relations section of our website, www.avocent.com.

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.

Our financial statements are consolidated and include the accounts of Avocent Corporation (“Avocent”) and its wholly owned subsidiaries.  Significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.  Inventories

Inventories consisted of the following at:

	September 27, 2002	December 31, 2001
	(unaudited)	(audited)
Raw materials	$8,439	$13,034
Work-in-process	1,367	446
Finished goods	15,686	13,675
Inventories, net	$25,492	$27,155

Note 3.  Common Stock and Deferred Compensation

Deferred compensation – We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex in July 2000.  We recorded $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition of Equinox in January 2001.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded.

Common Stock – Options to purchase 316 shares of our Common Stock were exercised during the nine months ending September 27, 2002. Additionally, 78 shares of our Common Stock were issued during the nine months ending September 27, 2002 under our Employee Stock Purchase Plan.

Note 4.  Accumulated Other Comprehensive Loss

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive loss, which is included as a separate component of stockholders’ equity.  For the nine months ended September 27, 2002 and September 28, 2001, total other comprehensive loss amounted to $(5) and $(258), respectively.  As of September 27, 2002 and December 31, 2001, total accumulated other comprehensive loss was $(47) and $(42), respectively.

Note 5.  Earnings (Loss) Per Share

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 27, 2002
Basic EPS
Net loss available to common stockholders	$(325)	45,016	$(0.01)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(325)	45,016	$(0.01)

For the nine months ended September 27, 2002
Basic EPS
Net income available to common stockholders	$3,545	44,931	$0.08
Effect of Dilutive Securities
Stock options		542
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,545	45,473	$0.08

For the three months ended September 28, 2001
Basic EPS
Net loss available to common stockholders	$(29,259)	44,572	$(0.66)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(29,259)	44,572	$(0.66)

For the nine months ended September 28, 2001
Basic EPS
Net loss available to common stockholders	$(94,237)	44,290	$(2.13)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(94,237)	44,290	$(2.13)

Note 6.  Sales

We report operations as a single operating segment.  However, we do report sales by geographic region.  Following is a summary presentation of net sales by geographic region for the periods ended September 27, 2002 and September 28, 2001:

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Net sales:
United States	$38,987	$34,419	$116,843	$122,817
Rest of the World	25,503	20,676	72,769	70,532
	$64,490	$55,095	$189,612	$193,349

As of September 27, 2002, long-lived assets totaled $287,367, which includes $285,418 held in the U.S. and $1,949 held outside of the U.S.  As of December 31, 2001, long-lived assets totaled $280,423, which includes $278,118 held in the U.S. and $2,305 held outside of the U.S.

Note 7.  Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our European operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying condensed consolidated statements of operations.  At September 27, 2002, we had open forward contracts, maturing in the fourth quarter of 2002, to purchase $1,465 in foreign currency. The fair value of the contracts at September 27, 2002 was approximately $1,458.

Note 8.  Acquisition of 2C Computing, Inc.

On August 20, 2002, we acquired 2C Computing, Inc. (“2C”) for approximately $22.8 million in cash, plus the assumption of liabilities and stock options, for the outstanding shares of 2C preferred and common capital stock.  2C, headquartered in Huntsville, Alabama, has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.

In 2000, 2C and Cybex Computer Products Corporation (“Cybex”), our wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owned 40% of CyCom and the other 60% of CyCom was owned by 2C.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through July 31, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in CyCom was zero prior to our acquisition of 2C because Cybex’s contribution to it consisted of previously expensed research and development costs related to the technology and CyCom had earned no profits to date.  We dissolved CyCom upon the closing of our acquisition of 2C.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who served as directors of 2C prior to our acquisition of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a shareholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent shareholder.  David S. Butler, who also was a director of 2C prior to our acquisition of 2C, is a former director of Cybex and a current Avocent shareholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other former 2C shareholders are also Avocent shareholders.  No officer or director of Avocent was an officer, director, shareholder or affiliate of 2C prior to our acquisition of 2C.

Note 8.  Acquisition of 2C Computing, Inc. (continued)

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill and other intangible assets for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$22,781
Outstanding options	1,850
Assumed liabilities	4,656
Acquisition costs	475
Total purchase consideration	$29,762

The purchase consideration was allocated to the estimated fair values of the assets acquired.  The preliminary purchase price allocation is as follows:

	Preliminary Purchase Price Allocation	Amortization Life

Tangible assets	$1,306	—
Patent	370	5 years
In-process research and development	6,000	—
Non-compete agreements	3,273	3 years
Customer base	1,613	3 years
Trademarks	2,030	5 years
Goodwill	15,170	—
Total purchase price allocation	$29,762

The acquisition was funded through available cash.  On the closing of the 2C transaction, we acquired $32 in cash held by 2C.

Pro Forma Financial Information—The following unaudited pro forma summary combines the results of operations of Avocent as if the acquisition of 2C had occurred on January 1, 2001. Certain adjustments have been made to reflect the impact of the purchase transaction. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the respective years, or of results which may occur in the future.

	Nine Months Ended
	(Unaudited)
	September 27, 2002	September 28, 2001

Net sales	$191,049	$193,349
Net income (loss)	$7,137	$(97,246)
Income (loss) per share	$0.16	$(2.20)

Note 9.  Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, we ceased amortizing goodwill totaling $188 million (including $2.0 million, net of $1.4 million of accumulated amortization for the assembled workforce, classified as other intangible assets as of December 31, 2001) as of January 1, 2002.  The three and nine months ended September 28, 2001 included $27.7 million and $83.3 million, respectively, of amortization expense under the previous standards.

The following tables present the impact of the new standards on income (loss) from operations, net loss and loss per share, as if they had been in effect for the three and nine months ended September 28, 2001.

	For the Three Months Ended
	September 27, 2002 As Reported	September 28, 2001 As Reported	September 28, 2001 As Adjusted
Income (loss) from operations	$326	$(31,881)	$(4,134)
Net loss	$(325)	$(29,259)	$(1,512)
Basic loss per share	$(0.01)	$(0.66)	$(0.04)
Diluted loss per share	$(0.01)	$(0.66)	$(0.04)

	For the Nine Months Ended
	September 27, 2002 As Reported	September 28, 2001 As Reported	September 28, 2001 As Adjusted
Income (loss) from operations	$2,811	$(99,972)	$(16,721)
Net income (loss)	$3,545	$(94,237)	$(10,986)
Basic earnings (loss) per share	$0.08	$(2.13)	$(0.25)
Diluted earnings (loss) per share	$0.08	$(2.13)	$(0.25)

Acquired other intangible assets subject to amortization, including the intangible assets from the 2C acquisition detailed in Note 8, are as follows:

	September 28, 2002		December 31, 2001
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$29,635	$65,740	$19,931
Patents and trademarks	14,788	3,841	14,152	2,478
Customer base and certification	21,113	14,254	19,500	9,333
Non-compete agreements	3,273	91	—	—
Assembled workforce	—	—	3,400	1,400
Other	2,020	522	1,814	450
	$106,934	$48,343	$104,606	$33,592

For the three months ended September 27, 2002 and September 28, 2001, amortization expense for other intangible assets was $5.5 million and $5.5 million, respectively.  For the nine months ended September 27, 2002 and September 28, 2001, amortization expense for other intangible assets was $16.1  million and $16.4  million, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2002	$22,703
2003	$21,209
2004	$17,309
2005	$10,465
2006	$2,080

Note 9.  Goodwill and Other Intangible Assets (continued)

In accordance with Financial Accounting Standards No. 141 and No. 142, we completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  We will test goodwill at least annually, in the fourth quarter, for impairment, as prescribed by these standards.

We expensed $2,700 in legal fees during the quarter ended March 29, 2002.  Approximately $1,800 of these fees were deferred from previous periods (which were included as other intangible assets at December 31, 2001) and $900 of fees were incurred during the quarter ended March 29, 2002.  These fees related to our patent infringement lawsuit brought against a competitor challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of our patents involved in the lawsuit.  While the judgment is currently on appeal and we intend to continue to pursue the lawsuit, we decided to expense these costs due to the uncertainty of the outcome of the litigation.

Note 10.  Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002.  The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are accrued over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The impact of SFAS No. 146 on our financial statements is not expected to be material.

Note 11.  Certain Transactions

In the third quarter of 2002, we engaged Mirecho Labs, Inc., a privately-held company based in Acton, Massachusetts, to provide software research and development services to support the recently acquired 2C product line.  Victor Odryna is one of Mirecho’s founders and serves as President and Chief Executive Officer.  Through July 2001, Mr. Odryna was our Senior Vice President of Corporate Strategic Marketing.  During the second quarter of 2002 two of our officers, Douglas E. Pritchett, our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary, and Kieran MacSweeney, our Managing Director of International Operations, and the Chairman of our Board of Directors, Stephen F. Thornton, invested a total of $175,000 in Mirecho. We paid Mirecho $150,000 for research and development services performed prior to termination of the agreement on November 1, 2002.

Note 12.  Subsequent Event

On October 17, 2002, we signed an agreement to extend the lease term of our Redmond facility an additional five years, through March 2009.  Under the provisions of the lease amendment, future rental payments will be as follows: $214 for the remainder of 2002, $846 in 2003, $809 in 2004, $777 in 2005, $740 in 2006, $706 in 2007 and $836 thereafter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, GROSS MARGIN, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING MERGER ACCOUNTING, ACQUISITION, AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, STATEMENTS REGARDING OUR ACHIEVEMENT OF ISO 9000:2000 ACCREDITATION, STATEMENTS RELATING TO ANTICIPATED LIQUIDITY AND  CAPITAL NEEDS, AND STATEMENTS REGARDING THE EFFECT OF THE U.S. WEST COAST LONGSHOREMAN LABOR DISPUTE.

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms.  Our switching solutions include products sold under the Avocent, Apex, Cybex, and Equinox brands, including our AMX™, AutoView™, DS Series™, OutLook®, and XP®4000 Series products.  Our switching products help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down.  Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.  In the first quarter of 2002, we announced two power management solutions, the SPCTM800 and SPC TM1600, which expand our DS Series of products.  When combined with Avocent’s CPSTM serial-based network appliances, data center managers can securely control almost any connected device in the data center.  In the second quarter of 2002, we announced the AMX, the latest in our KVM analog solutions.  The AMX switch addresses continued growth opportunities in the analog market segment and provides simpler access and easier manageability of servers in multi-rack, multi-platform environments.  In the third quarter of 2002, we began shipping OEM versions of our DSR product family. Additionally, with the 2C acquisition we added the 2C product line, which includes the CstationTM product.  Initial applications for the Cstation product include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecure environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

Our revenue is derived (i) from sales to a limited number of original equipment server manufacturers, or OEMs, who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, (ii) from sales through our reseller and distributor network, and (iii) from sales to a limited number of direct customers.  For the nine months ended September 27, 2002, sales to our reseller and distributor network were 52% of net sales, sales to our OEM customers were 45% of net sales, and sales to our direct customers were 3% of net sales.  We do not have contracts with many of these customers, and in general, they are only obligated to purchase products from us pursuant to binding purchase orders.  The merger between Compaq and Hewlett-Packard will result in a further concentration of sales with a single OEM customer.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  We sell products to dealers, end-users and OEMs in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 62% of sales for the first nine months of 2002, while sales outside the United States accounted for the remaining 38% of sales.

With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders.  This trend is currently affecting our business with certain OEMs, other server manufacturers and certain distributors, and we believe that it will make future sales more difficult to predict and inventory levels more difficult to manage.

We continue to experience price competition for all of our products, and we expect that pricing pressures will continue in the future.  If so, unless we continue our technological innovation, margins on our existing products may erode over time.  In addition, general economic conditions are not as favorable as they were in the prior years, and our revenue growth rate has slowed.  Depending on future general economic conditions and other factors, our revenue could decline in the future.

We expect to achieve ISO 9000:2000 accreditation during 2003.  We believe ISO accreditation will become a requirement for doing business with several of our OEM customers.

The longshoreman labor dispute on the US west coast did not have a material impact on our business in the third quarter of 2002.  We have made alternative shipping arrangements for the delivery of overseas purchases, and we do not expect the impact of the longshoreman dispute to materially affect our business in the fourth quarter of 2002.

Our executive officers and directors have vested in significant amounts of options to purchase shares of our Common Stock and continue to vest in additional options on a regular basis.  These officers and directors have informed us that they may exercise options and sell shares of our Common Stock on a regular basis to provide liquidity and diversify their portfolios.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sept. 27, 2002	Sept. 28, 2001	Sept. 27, 2002	Sept. 28, 2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	48.5	54.7	49.8	58.7
Gross profit	51.5	45.3	50.2	41.3
Operating expenses:
Research and development expenses	9.6	9.8	10.3	8.9
Acquired in-process research and development expenses	9.3	—	3.2	2.4
Selling, general and administrative expenses	23.7	33.0	26.7	30.2
Amortization of intangible assets	8.4	60.4	8.5	51.5
Total operating expenses	51.0	103.2	48.7	93.0
Income (loss) from operations	0.5	(57.9)	1.5	(51.7)
Other income, net	1.9	2.8	2.0	2.3
Income (loss) before income taxes	2.4	(55.1)	3.5	(49.4)
Provision for (benefit from) income taxes	2.9	(2.0)	1.6	(0.7)
Net income (loss)	(0.5)%	(53.1)%	1.9%	(48.7)%

Net sales.  Our net sales consist of revenue from console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote-access products.  Net sales increased 17% to $64.5 million for the third quarter of 2002 from $55.1 million for the third quarter of 2001.  Sequentially, our sales increased almost $1.5 million from the second quarter of 2002.  The sequential improvement in sales was due to an 8.9% improvement in our OEM business.  The increase in OEM sales for the third quarter of 2002 was offset slightly by a 2.7% reduction in our branded business.  Sales to our reseller and distributor channel and direct sales were affected by lower sales of PixelVision and Equinox branded products.  The 2C acquisition contributed no material sales in the third quarter of 2002, while new product introductions accounted for $4.5 million of third quarter 2002 sales.  Both branded and OEM sales included revenue from the new products, including the AMX, the AVR and the OEM versions of our digital product family.  Sales through our reseller and distributor channel increased 44% from $22.7 million in the third quarter of 2001 to $32.6 million in the third quarter of 2002.  Direct sales decreased 18% from $2.9 million in the third quarter of 2001 to $2.4 million in the third quarter of 2002, while OEM sales remained flat at $29.5 million.  Reseller and distributor sales were 50% of sales for the third quarter of 2002, compared to 41% of sales for the third quarter of 2001.  OEM sales were 46% of sales for the third quarter of 2002, compared to 54% of sales for the third quarter of 2001.  Direct sales were 4% of sales for the third quarter of 2002, compared to 5% of sales for the third quarter of 2001.

Sales within the United States increased by over 13% to $39.0 million in the third quarter of 2002 from $34.4 million in the third quarter of 2001.  Sales outside the U.S. increased over 23% to $25.5 million in the third quarter of 2002 from $20.7 million in the third quarter of 2001.  Net sales decreased 2% to $189.6 million for the first nine months of 2002 from $193.3 million for the first nine months of 2001.  For the year, the decrease in sales resulted from the general weakness in the technology sector of the economy when compared to all of last year.  The weakness in sales was most evident in the United States.  Sales within the United States decreased by almost 5% to $116.8 million in the first nine months of 2002 from $122.8 million in the first nine months of 2001.  Sales outside the U.S. increased just over 3% from $70.5 million in the first nine months of 2001 to $72.8 million in the first nine months of 2002.

Gross profit. Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as our OEM sales typically have lower gross margins than our reseller and distributor sales and our direct sales; varying absorption of fixed costs as sales levels fluctuate; product mix, raw materials and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margin significantly improved to 51.5% in the third quarter of 2002 from 45.3% in the third quarter of 2001.  Gross margin in the third quarter of 2002 benefited from higher sales of our digital solutions, which have a higher margin, and accounted for 24% of our third quarter 2002 sales compared to 10% of sales for our third quarter of 2001. Also, AMX, our new high-end analog matrix switch, began shipping in the third quarter of 2002 and has higher than average gross margins.  Additionally, gross margin in the third quarter of 2001 was impacted unfavorably by a DS1800 list price reduction and lower absorption of overhead due to lower sales.  Gross margin increased to 50.2% for the first nine months of 2002 from 41.3% for the first nine months of 2001.  Gross margin was significantly affected by an $11.7 million write-down for excess and obsolete inventories in the second quarter of 2001.  This write-down reduced inventory valuations to bring them in-line with current replacement values and to the level necessary to support then current sales demand.  We anticipate a slightly less favorable product mix in the fourth quarter and expect gross margins to decline slightly.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, and materials costs and are expensed as they are incurred.  Research and development expenses were $6.2 million, or 9.6% of net sales, in the third quarter of 2002 compared to $5.4 million, or 9.8% of net sales, in the third quarter of 2001.  The increase in the amount spent on research and development is attributable to an increase in contracted services and other costs related to the new product roll-outs in the third quarter of 2002 and to the impact of the acquisition of 2C, effective August 20, 2002.  Year-to-date research and development expenses for 2002 increased to $19.6 million from $17.1 million in 2001 for the reasons listed above.  We expect to continue to focus on new products, enhancements to our AMX and digital product families, as well as new solutions for blade and traditional servers.  In the fourth quarter of 2002, we expect research and development expenditures to be slightly higher than the third quarter of 2002, due to having a full quarter of costs related to the 2C engineering team.

Acquired in-process research and development expenses. The in-process research and development expense of $6.0 million in the third quarter of 2002 is comprised solely of the acquisition costs of 2C attributable to in-process technologies. The in-process research and development expense of $4.6 million in the first nine months of 2001 is comprised solely of the acquisition costs of Equinox attributable to in-process technologies.  The $4.6 million charge was recorded in the first quarter of 2001.  The charges for in-process technologies are non-recurring.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, human resources, sales and marketing and general management, as well as some merger related expenses, rent, utilities and legal and accounting expenses, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses were $15.3 million, or 23.7% of net sales, for the third quarter of 2002 compared to $18.2 million, or 33.0% of net sales, for the third quarter of 2001.  The decrease in selling, general and administrative expenses was largely attributable to a reduction in stock option compensation related expenses and a reduction in bad debt expense.  Selling, general and administrative expenses in the third quarter of 2002 include $1.9 million of merger and acquisition related expense that is comprised primarily of $1.1 million of deferred compensation amortization related to stock options assumed upon the merger of Apex and Cybex and the Equinox and 2C acquisitions.  Selling, general and administrative expenses in the third quarter of 2001 include $5.3 million of merger and acquisition related expense that is comprised primarily of $2.6 million of expense related to the acceleration of stock options for certain employees that terminated during the year and $2.3 million of deferred compensation amortization related to stock options assumed on the merger of Apex and Cybex and the acquisition of Equinox.

Year-to-date selling, general, and administrative expenses decreased to $50.7 million or 26.7% of net sales for 2002 from $58.5 million, or 30.2% of net sales in 2001.  Selling, general and administrative expenses for the year decreased partly as a result of the reasons mentioned above.  In addition, selling, general and administrative expenses in the second quarter of 2002 benefited from a $1.4 million recapture of a receivable, previously reserved, related to a contract manufacturer that had filed for bankruptcy.  We received a favorable ruling by the bankruptcy judge, which allowed the offset of receivables and payables between the contract manufacturer and certain customers, including Avocent. Partially offsetting the decline in selling, general and administrative expenses, was our decision to expense $2.7 million in legal fees during the first quarter of 2002.  These fees related to the patent infringement lawsuit we brought against one of our competitors challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of the three patents involved in the lawsuit.  The judgment is currently on appeal, and we intend to continue to pursue the lawsuit.  Nevertheless, we decided to expense these legal fees, as well as related ongoing fees, due to the uncertainty of the outcome of the litigation.   Also, selling, general and administrative expenses in the second quarter of 2001 included $1.3 million of severance costs related to headcount reductions in the U.S. and Europe.  We expect selling, general and administrative expenses to increase slightly in the fourth quarter of 2002 as compared to the third quarter of 2002.

Amortization of intangible assets.  Amortization of intangible assets for the third quarter of 2002 is comprised of the amortization of the amounts allocated to the identifiable Cybex intangible assets recognized in the merger of Apex and Cybex that occurred in 2000.  Also included is the amortization of similar assets created as a result of the acquisition of Equinox in 2001 and 2C in August of 2002.  The third quarter of 2001 includes the amortization of these assets as well as amortization of goodwill created upon the merger and the Equinox acquisition.  Effective January 1, 2002, we adopted Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, we ceased amortizing goodwill of approximately $188 million as of January 1, 2002.  Amortization of other identifiable intangible assets was $5.5 million or 8.4% of net sales for the third quarter of 2002, while amortization of other identifiable intangible assets and goodwill was $33.2 million (including $27.7 million related to amortization of goodwill) or 60.4% of net sales, for the third quarter of 2001.  Year-to-date, amortization of other identifiable intangible assets was $16.1 million or 8.5% of net sales for the first nine months of 2002, while amortization of other identifiable intangible assets and goodwill was $99.7 million (including $83.3 million related to amortization of goodwill) or 51.5% of net sales, for the first nine months of 2001.

Other income, net.  Other income declined to $1.2 million for the third quarter of 2002 from $1.5 million for the third quarter of 2001. The decrease related primarily to the decline in interest rates, but was partially offset by an increase in available funds invested as the result of positive cash flow from operations.  Additionally, the dollar has weakened against the euro resulting in a $93,000 exchange swing, from a small exchange gain in the third quarter of 2001, to a $52,000 exchange loss in the third quarter of 2002.  For the year, other income decreased to $3.8 million for 2002, from $4.4 million for 2001, for the reasons listed above.

Provision for income taxes.  The provision for income taxes was approximately $1.9 million for the third quarter of 2002, compared to a benefit from income taxes of $1.1 million in the third quarter of 2001.  Excluding merger related adjustments to federal taxes, the effective tax rate for the third quarter of 2002 was a provision for income taxes of approximately 27.5%, compared to 25.5% for the third quarter of 2001, primarily due to the mix of our pre-tax profit among our U.S. and international companies.  Shifting international shipments from Redmond, Washington to Shannon, Ireland leveraged the 10% tax rate in Ireland.  For the year, the provision for income taxes was approximately $3.1 million for the first nine months of 2002, compared to a benefit from income taxes of $1.4 million for the first nine months of 2001.  Excluding merger related adjustments to federal taxes, the effective tax rate for the first nine months of 2002 was a provision for income taxes of approximately 26.5%, compared 29.3% for the first nine months of 2001, primarily for the reasons mentioned above.  We expect our effective tax rate for 2002 to be between 26% and 28%, depending primarily on the mix of pre-tax profit between the U.S. locations and Ireland.

Net loss.  Our net loss for the third quarter of 2002 was $325,000 compared to a net loss of $29.3 million for the third quarter of 2001, as a result of the above factors, including the in-process research and development charge for the 2C acquisition, the amortization of other identifiable intangible assets and discontinuing goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002.  Net loss as a percentage of sales for the third quarter of 2002 was 0.5%, compared to net loss as a percentage of sales for the third quarter of 2001 of 53.1%.  Our net income for the first nine months of 2002 was $3.5 million compared to a net loss of $94.2 million for the first nine months of 2001, as a result of the above factors.  Net income as a percentage of sales for the first nine months of 2002 was 1.9%, compared to net loss as a percentage of sales for the first nine months of 2001 of 48.7%.

Liquidity and Capital Resources

As of September 27, 2002, our principal sources of liquidity consisted of $200 million in cash, cash equivalents and investments.  We had a bank line of credit for borrowings of $2.0 million at LIBOR + 2.25% with a maturity date of May 2002, which we did not renew.  We determined that our cash position and expected maturities of investments are adequate to cover our current and future liabilities.

Our operating activities generated cash of over $55 million in the first nine months of 2002, compared to approximately $53 million in the first nine months of 2001.  The increase in cash flow from operations for the first nine months of 2002 compared to the first nine months of 2001 resulted primarily from the decrease in accounts receivable and inventory.  Receivables declined to $37 million at September 27, 2002, from $49 million at December 31, 2001.  This decline in receivables is a result of the timing of sales and our increased collection efforts.  Inventory levels declined to $25 million at September 27, 2002 from $27 million at December 31, 2001, due to our efforts to consume existing supplies and due to increases in reserve and valuation accounts.  Inventory levels have risen from the end of the second quarter of 2002 as we increased inventory for our new product rollouts.  The impact of the decrease in receivables and inventory were partially offset by a decrease in accrued liabilities, which declined to $12.4 million at September 27, 2002, from $15.5 million at December 31, 2001.  The primary reason for the decline in accrued liabilities was the payout of almost $1.6 million, after December 31, 2001, related to royalties for certain products.  During 2001, the product royalties accrued reached the maximum amount due under the royalty agreement and no further amounts are owed under the agreement.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our market share.

We believe that our existing cash balances, investments and cash generated from operations will be sufficient to fund our operations through 2003.

Acquisition of 2C Computing, Inc.

On August 20, 2002, we acquired 2C Computing, Inc. (“2C”) for approximately $22.8 million in cash, plus the assumption of liabilities and stock options.  2C, headquartered in Huntsville, Alabama, has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.

In 2000, 2C and Cybex Computer Products Corporation (“Cybex”), our wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owned 40% of CyCom and the other 60% of CyCom was owned by 2C.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through July 31, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in CyCom was zero prior to our acquisition of 2C because Cybex’s contribution to it consisted of previously expensed research and development costs related to the technology and CyCom had earned no profits to date.  We dissolved CyCom upon the closing of our acquisition of 2C.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who served as directors of 2C prior to our acquisition of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a shareholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent shareholder.  David S. Butler, who also was a director of 2C prior to our acquisition of 2C, is a former director of Cybex and a current Avocent shareholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other former 2C shareholders are also Avocent shareholders.  No officer or director of Avocent was an officer, director, shareholder or affiliate of 2C prior to our acquisition of 2C.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill and other intangible assets for impairment.  The amortization of other intangible assets from the 2C acquisition will be approximately $175,000 in the fourth quarter of 2002.

Certain Transactions

In the third quarter of 2002, we engaged Mirecho Labs, Inc., a privately-held company based in Acton, Massachusetts, to provide software research and development services to support the recently acquired 2C product line.  Victor Odryna is one of Mirecho’s founders and serves as President and Chief Executive Officer.  Through July 2001, Mr. Odryna was our Senior Vice President of Corporate Strategic Marketing.  During the second quarter of 2002 two of our officers, Douglas E. Pritchett, our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary, and Kieran MacSweeney, our Managing Director of International Operations, and the Chairman of our Board of Directors, Stephen F. Thornton, invested a total of $175,000 in Mirecho.  We paid Mirecho $150,000 for research and development services performed prior to termination of the agreement on November 1, 2002.

Critical Accounting Policies

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•

We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.  We generally record sales revenue upon shipment of our products, net of any discounts, since we generally do not have significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.  We generally ship products upon receipt of a purchase order from a customer.  Shipping terms are evaluated, and we record revenue on products shipped FOB destination when the customer takes possession of the goods.

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

•

We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected, additional inventory write-downs may be required.

•

We hold investments in various debt securities, including mortgage-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of the underlying issuers could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from changes in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the investment of available funds.  We diversify the investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating and in mortgage-backed securities to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk is estimated as the potential change in fair value in the investment portfolio resulting from a hypothetical 10% change in interest rates, and was not material at September 27, 2002.  We generally hold investment securities until maturity.

We are also exposed to equity price risks on our investments in publicly traded equity securities.  These investments are generally in companies having operations or technology in areas within our strategic focus.  We do not attempt to reduce or eliminate our market exposure on these securities.  As of September 27, 2002, the fair value of our equity investments was $434,000.  A 20% adverse change in equity prices would result in a decrease of approximately $87,000 in the fair value of our equity securities as of September 27, 2002.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. The fair value of such instruments held at September 27, 2002 totaled approximately  $1.5 million.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K.

(a)          Exhibits

10.37.1  Fourth Amendment to the Net Lease Agreement dated October 17, 2002, by and between Avocent’s subsidiary, Apex Inc.,  and Willows Redmond, L.L.C.

99.5       Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K

On August 7, 2002 we filed a Report on Form 8-K with the SEC announcing that we had entered into a Plan and Agreement of Merger for the acquisition of  2C Computing, Inc. subject to the approval of the 2C shareholders.

On August 20, 2002, we filed a Report on Form 8-K with the SEC announcing that we had completed the acquisition of 2C Computing, Inc.

On November 1, 2002, we filed a Report on Form 8-K with the SEC announcing that our Board of Directors had voted to expand from seven to nine members and had elected two new members to the Board.

ITEMS 2, 3, 4 AND 5 OF PART II ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	November 12, 2002	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Financial Officer)

Sarbanes-Oxley Act of 2002 Section 302(a) Certification of Chief Executive Officer

I, John R. Cooper, certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q of Avocent Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ John R. Cooper
John R. Cooper
President and Chief Executive Officer

Sarbanes-Oxley Act of 2002 Section 302(a) Certification of Chief Financial Officer

I, Douglas E. Pritchett, certify that:

1.                                       I have reviewed this Quarterly Report on Form 10-Q of Avocent Corporation;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary