Form 10-K
period 2002-12-31
AVOCENT CORP
filed 2003-03-27
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2002 was approximately $700,731,234.

The number of shares outstanding of the registrant’s common stock as of March 18, 2003 was 45,646,311.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 13 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART I

Item 1. Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT OUR FUTURE:

•              STRATEGY AND BUSINESS PROSPECTS;

•              ENGINEERING AND DESIGN ACTIVITIES, DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS AND TECHNOLOGIES, AND THE SIZE AND GROWTH OF THE POTENTIAL MARKETS FOR THESE PRODUCTS AND TECHNOLOGIES IN THE FUTURE;

•              DEVELOPMENT OF NEW OEM, DISTRIBUTOR, RESELLER, AND SUPPLIER RELATIONSHIPS;

•              SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND PROFIT MARGINS, INVENTORY LEVELS AND VALUATIONS, RECEIVABLES, RESERVES, LIQUIDITY, CAPITAL RESOURCE NEEDS, CUSTOMERS, AND  COMPETITION;

•               ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS;

•               EXPANSION OF INTERNATIONAL SALES;

•              ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS; AND

•              IMPLEMENTATION OF A NEW ERP SYSTEM AND THE ACHIEVEMENT OF ISO 9000:2000 ACCREDITATION.

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

Overview

Avocent began operations in July 2000, by the combination of the businesses of Apex Inc. (now known as Avocent Redmond Corp.) and Cybex Computer Products Corporation (now known as Avocent Huntsville Corp.). As a result of this merger transaction, both Avocent Redmond Corp. and Avocent Huntsville Corp. are now wholly-owned subsidiaries of Avocent.

We (meaning Avocent and its wholly-owned subsidiaries, Avocent Redmond Corp., Avocent Huntsville Corp., Avocent International Ltd., and Avocent Sunrise Corp. (formerly known as Equinox Systems Inc.)) design, manufacture, and sell analog and digital KVM (keyboard, video, and mouse) switching systems, serial connectivity devices, extension and remote access products,  technologies, software, and display products for the computer industry. Our switching and connectivity solutions provide IT managers with access and control of multiple servers and network data centers from any location.  Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products, technologies, and software, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse. Our switching solutions provide multiple users with the ability to control thousands of computers from any location, and eliminate the need for individual keyboards, video monitors, and mice for the controlled computers. Elimination of these peripheral devices can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products, technologies, and software sold or licensed under the Avocent, Apex, Cybex, Equinox, and 2C brands, including our AMX™, AutoView™, Cstation™, DS Series™, OutLook®, SuperSerial™, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles and consolidate hardware requirements.  Our systems provide a direct hardwired connection, an IP-address based connection, or both, between the switch and the attached servers to facilitate access to the servers, even when the network is down. In addition, our switching systems are able to work with multi-platform server environments. Our switching solutions allow users to control IBM-compatible and Macintosh PCs, and Compaq, Dell, Hewlett-Packard, IBM, Fujitsu-Siemens, Silicon Graphics, and Sun workstations. Our products and technologies are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location or from around the world to facilitate network management.

Our Digital Desktop Division offers the 2C product line, which includes the CstationTM product. Initial applications for the Cstation product include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecure environments, and government installations that require high security afforded through the remote location of the computer and hard disk. In addition, we also offer visual display products for high information-content digital display solutions. Our SMARTGLAS™ technology offers users working in real time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on single or multiple flat panel displays, forming a tiled display solution, and has been adopted by many stock exchanges and trading companies.

Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

Our remote access products allow users to control servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed. When used in conjunction with our switching products, our remote access products permit users to control multiple attached computers remotely.

We market and sell our products around the world to a diversified group of original equipment manufacturers, or OEMs, dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. A substantial portion of our sales are to a limited number of major server OEMs that purchase our switching systems on a private-label or branded basis. We supply server console switching systems, products and technologies to Dell Computer Corporation, Fujitsu-Siemens Corporation, Hewlett-Packard Company, and IBM Corporation under various private-label, branded, and licensing arrangements. Our end-user branded sales customers in the United States for 2002 included Aetna, AIG, Brocade, Citicorp, Disney, Exxon, Ford, General Motors, Georgia-Pacific, Intel, Microsoft, Novell, Prudential, and Wendy’s. Our international branded sales customers included Beijing Telecom (China), CargoLifter (Germany), DaimlerChrysler (Germany), Guangzhou Mobile Communication (China), Hamburg Mannheimer (Germany), Hitachi (Japan), Integra (France), MetroRED (Brazil), Nokia (Finland), NTT (Japan), and Overseas Bank (Singapore).

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Apex, AMWorks, AMX, Avocent, AutoView, Cstation, Cybex, DS1800, DSR, DS Series, Equinox, KVM over IP, OutLook, SuperSerial, and XP4000 are trademarks or registered trademarks owned by us. This annual report also includes trademarks of other companies.

Industry Background

Information technology is critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations. Many corporations have decentralized computing power while sharing technology resources and providing broad access to enterprise data. This has resulted in the widespread adoption of distributed network computing environments using a network based architecture of interconnected computers. The typical data center installation consists of a local area network, or LAN, with a large number of  computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, may include a wide-area network, or WAN.

In addition, Internet service providers, or ISPs, application service providers, or ASPs, data centers, and server farms have grown world wide as a result of increased individual and business demand for use of and access to the Internet. This demand for Internet access has created additional demand for large scale computer networks.

Corporate LANs, WANs, ISPs, ASPs, server farms, and data centers all face significant network administration, environmental, and space limitations.  Facilities managers and network administrators, who may supervise hundreds or thousands of servers and other networked devices, must identify and access relevant servers and devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures. These servers are generally designed to operate as stand-alone systems, each with its own console, and facilities managers and network administrators must therefore deal with a large number of consoles, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

Information technology resources are more critical to organizations. Accordingly, constant availability is crucial to the operation of many businesses. The time that a corporation, ISP, ASP, data center, server farm, or network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because the diagnosis and the correction of abnormal network behavior often require support personnel to physically access each affected server through its own console, quick and efficient fault management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem is often hampered by the inability to access the software tools that reside on the network and that are normally used to manage network failures.

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

Products

We provide a variety of solutions to many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing network installations.  Our principal products and technologies are:

•              Our DS Series™ digitizes keyboard, video, and mouse information and compresses and transports the information in packets over traditional network connections using only a fraction of the bandwidth required by other products and optimizing performance for busy data centers.  Our DS1800™ switching solution is a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM OVER IP™ technology. Our DSR™ switches, the latest in the DS Series, combine analog and digital connections in one switch and have an easy-to-use Windows interface. Our DS Series products provide access and control of servers as well as serial devices in the network operations center or from any location in the world using TCP/IP connectivity.  Our DS Series products use our DSView™ software, our KVM over IP™ server management tool, to help data center administrators manage their servers and other data center equipment.

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

•              Our AutoView™ switch family offers users a variety of analog and digital switching solutions.  Our new AutoView™ 2000 is an analog switch that features end-to-end CAT 5 connectivity, while our new Autoview™ 1000R and AutoView™ 2000R combine in a single switch an analog port for local access and an Ethernet port for extended and remote IP-based digital access.  With end-to-end CAT 5 connectivity, convenient on-screen management, and flexible access, the AutoView 1000R/2000R provide local and remote users with access to servers from any location in the world.  For control of multi-platform servers, AVWorks™ administration software is bundled with each switch.  These new switches compliment our existing AutoView™ 200 four and eight port matrix switches, which are designed to allow two users access to up to 64 servers and support Sun, USB, and PC based servers.  Our AutoView™ family offers computer selection through an optional on-screen menu system and adds hot-pluggable operations to the AutoBoot™ technology, which allows support personnel to automatically boot all connected servers after a power failure or other problem without operator intervention.

•              Our AMX™ switches are the latest in our family of analog switching solutions.  Our AMX switches address the continued growth opportunity for analog switches and provide simpler access and easier manageability of servers in multi-rack, multi-platform environments.  Our AMX switches increase the number of users with simultaneous access and offer efficient scalability with an architecture that makes it easy to add and support additional servers. Our advanced AMWorks™ software is also included with our AMX switches for central administration.

•              Our XP®4000 Series, which includes the XP®4040, the XP®4080, and the XP®4400, provides multiple users, each utilizing one console, with the capability to configure, monitor, and control thousands of interconnected computers and network servers located up to 500 feet from the control unit. The XP4000 Series can also be used to control terminals, routers, hubs, and other equipment. The XP4000 Series is hot-pluggable and thus can be reconfigured while in operation without disruption of the operation of the switch or the attached computers or servers.

•              Our Digital Desktop Division provides a single source for extension solutions across multiple markets - from trading floors and financial institutions to manufacturing floors, secure government facilities, and more. Combining the power of Cstation’s award-winning digital extension technology with our Trading Floor Solutions creates a powerful combination of tools for any distributed computing environment that can benefit from centralizing their PC assets. Our SMARTGLAS® technology offers users working in real time or mission critical environments simultaneous access to large amounts of information. This technology permits the consolidation of information from multiple sources to be displayed on a single or multiple flat panel display, forming a tiled display solution. Our SMARTGLAS products include an 18-inch desktop flat panel display and our SMARTGLAS multi-tile solution that increases the amount of viewable information, the flexibility and format of the information on the desktop and the consequent value of the information to the user.

•              Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

•              Our SwitchView® two and four port switches are designed to switch KVM signals among up to 4 computers. Our SwitchView products are our first products designed for the small office or home office market. Our SwitchView OSD product is an eight port switch designed for small and medium-sized businesses with an on-screen display. Our SwitchViewMP is a four port switch that provides connectivity to Intel-based, Sun, and USB machines without the need for expensive adapters or converters.  Our SwitchViewSC is designed to provide secure access for up to four computers but make it impossible to transfer data between the connected computers, an important factor for governmental agencies, corporate headquarters, or military offices that need access to both secure and unsecure networks.

The products described above are all part of our connectivity solutions, and we have no other class of products that accounts for 10% or more of our net sales.

Sales and Marketing

We market and sell our products through our own sales force and various distribution channels, including OEM and a variety of distributor and reseller arrangements. We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website. We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users. Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers. As of December 31, 2002, we employed 234 people in sales, marketing, and customer support.

We currently sell or license various switching products and technologies to Dell, Fujitsu-Siemens, Hewlett-Packard, and IBM pursuant to private-label, branded, and licensing arrangements. These OEM customers integrate and sell our products and technologies with or within their own products, including network servers. We devote significant sales, engineering, operations, and customer service resources to our OEM accounts. We have significant experience in working with our OEM and other server manufacturers, and we plan to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia. We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to server manufacturers.

We have relationships with a variety of distributors and resellers, including Tech Data, Ingram Micro, NTT, Blue Ridge, Getronics, Techland, Datumstruct, QDS, Shanghai Aera, Denali, Digital First, APW President, and Daxten (Dakota), value added resellers, or VARs, and systems integrators, for the distribution and sale of Avocent, Apex, Cybex, Equinox, and 2C branded products in the United States, Europe, Asia, and elsewhere. We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products. We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

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

International sales accounted for approximately 40 % of net sales in 2002, 38% of net sales in 2001, and 38% of net sales in 2000, and are made primarily through OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries. We are expanding our international sales within Europe, Asia, and the Pacific Rim through the utilization of our sales offices in Guangzhou and Shanghai, China; London, England; Paris, France; Rotterdam, Holland; Seoul, Korea; Shannon, Ireland; Steinhagen, Germany; Tokyo, Japan; Hong Kong; and Singapore.

Customers

To date, a substantial portion of our net sales have been generated from sales of switching solutions and products to OEMs for integration with their product offerings. Sales to OEM customers represented 46% of net sales in each of 2002, 2001, and 2000. While we have contracts with certain of our existing OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. The recent merger between Compaq Computer Corporation and Hewlett-Packard Company resulted in a further concentration of sales in our OEM customers.  The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers and major distributors (51% of net sales in 2002, 49% of net sales in 2001, and 45% of net sales in 2000) and direct purchasers (3% of net sales in 2002, 5% of net sales in 2001, and 9% of net sales in 2000). We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication. Sales to Hewlett-Packard (including sales to Compaq before and after its merger with Hewlett-Packard in 2002) represented approximately 25%, of net sales in 2002.  Sales to Dell and Tech Data represented approximately 11% each of our net sales in 2002. Sales to Compaq represented 23% of net sales in 2001and 32% of net sales in 2000. No other customer accounted for more than 10% of net sales in 2002.

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

Product Development

We believe that the continued, timely development of new products and technologies and enhancements to our existing products and technologies are essential to building our competitive position. The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable. Our products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of commercially available components to the expansion and enhancement of our existing products and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis. By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance. Our failure to respond timely to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, or cash flow.

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

Our engineering and product development expenses were approximately $26.5million in 2002 (excluding $6.0 million in expensed in-process research and development expenses related to our acquisition of 2C Computing), $22.5 million in 2001 (excluding $4.6 million in expensed in-process research and development expenses related to the acquisition of Equinox), and $12.9 million in 2000 (excluding $94 million in expensed in-process research and development costs related to the Apex and Cybex combination) . As of December 31, 2002, we employed 155 people in our engineering department. In addition, we use independent contractors from time to time. As of December 31, 2002, we were working with approximately 12 independent contractors on various development projects.

To meet the challenges of the rapidly changing technology in the computer industry, we expect to make substantial investments in product development in the future. There can be no assurance that these new or enhanced versions or any other of our product development efforts will lead to commercially viable products or technologies, will be completed on a timely basis, or will include the features required to achieve market acceptance.

Manufacturing

We do not manufacture any of our products in their entirety. Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our products while we outsource some or all of these functions on other products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery. Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service. We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability. As of December 31, 2002, we employed 165 people in our manufacturing department.

We currently rely on several third party manufacturers, including Likom Computer Products, MC Assembly, Unico Technologies, and ETMA, for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations. We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. Circuit boards assemblies are currently obtained from a number of sources, including Likom Computer Products, MC Assembly, Unico Technologies, and ETMA. We believe that there are adequate alternative sources for our product components. Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

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

Competition

The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with companies such as Raritan Computer, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable Mfg. Group, Belkin, Linksys, and Digital V6, some of which may have substantially greater financial, marketing, and technical resources than we have. We also compete with other companies (such as Microsoft) that offer alternative technologies or products (such as software) that compete with our switching systems.  In addition, all of our OEM customers offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with the products and technologies offered by hardware manufacturers and network management companies such as Intel and Cisco.

In the market for our products, we compete primarily on the basis of technological capabilities, performance in relation to price, product features, quality, reliability, development capabilities, product availability, and customer service and support. Our future success will be highly dependent upon timely completion, introduction, and distribution of new products and product features at competitive price and performance levels that address the evolving needs of our customers. We are currently experiencing increased price competition and expect that pricing pressures will continue to increase in the future.

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection. We have been issued 43 U.S. patents and have 19 U.S. patent applications pending. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us. Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

We believe that certain products of certain competitors infringe one or more of our U.S. patents. In May 2001, Avocent Redmond Corp. (our wholly-owned subsidiary formerly known as Apex Inc.) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan.  We have appealed the judgment, and oral arguments were held before the United States Court of Appeals for the Federal Circuit Court in Washington, D.C. in December 2002.

In the future, we may file additional lawsuits against other companies regarding the alleged infringement. Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation. There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technologies or that we can use our intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to our products and technologies. Additionally, current or future competitors could develop their own proprietary technologies or obtain patents that may prevent us from developing or selling our products and technologies.

Employees

As of December 31, 2002, we had 484 full-time employees working in the United States. Of our domestic full-time employees, 160 were in marketing, sales, and customer support, 132 were in engineering, research, and development, 126 were in manufacturing and operations, and 66 were in administration. As of December 31, 2002, we had 163 full-time employees working at our facilities outside of the United States. Of our international full-time employees, 74 were in marketing, sales, and customer support, 23 were in engineering, research, and development, 39 were in manufacturing and operations, and 27 were in administration. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

Backlog

Backlog consists of purchase orders with delivery dates scheduled within the next six months. None of our customers is obligated to purchase products from us except pursuant to binding purchase orders. Because of the timing of orders and the possibility of customer changes to delivery schedules, our backlog as of any particular date is not representative of actual sales for any succeeding period. Moreover, with recent industry-wide initiatives by OEMs, distributors, and resellers to reduce inventories and shorten lead times, we do not view backlog as an important indicator of our future results, and we do not believe it is a meaningful indicator of actual sales for any succeeding period.

Segment Reporting

Subsequent to the merger transaction that created Avocent, we reported segment information on a geographical basis in which we presented sales and gross profit information for Redmond, Washington; Huntsville, Alabama; and Shannon, Ireland.  Following the merger, the previously separate businesses of Apex and Cybex were integrated.  In recent quarters, shipments to certain international OEM customers that had historically originated from Redmond were shifted to Shannon.  As this occurred, the historical comparisons by location became less meaningful.  Additionally, we have gradually realigned operating and management responsibilities within Avocent to emphasize that we are “one company, operating around the world.”  Consequently, we have evaluated the business in light of the segment reporting requirements, and we have determined that we will report operations as a single operating segment.  We will, however, disclose sales in the United States compared to sales in the rest of the world on a quarterly and annual basis.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT, INCLUDING THE FOLLOWING:

Our business is dependent upon a limited number of customers that are not obligated to continue doing business with us.

A substantial portion of our sales is concentrated among a limited number of OEM customers. Sales to these OEMs represented approximately 46% of net sales in each of 2002, 2001, and 2000.  Sales to Hewlett-Packard (including sales to Compaq before and after its merger with Hewlett-Packard in 2002) represented approximately 25% of net sales in 2002.  Sales to Dell represented approximately 11% of net sales in 2002.  Sales to Compaq represented approximately 23% of net sales in 2001 and 32% of net sales in 2000.

Our OEM business is subject to risks, including:

•              Contract termination or reduced or delayed orders;

•              Short order cycles and difficulty in predicting sales, because our OEM customers do not have long-term commitments to purchase from us;

•              Adoption of competing products or technologies developed by third parties for the OEMs or by the OEMs’ internal development teams; and

•              Changes in corporate ownership, financial condition, business direction, or product mix by the OEMs.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations. We have experienced, and expect to continue to experience, pricing pressures and significant reductions or delays in orders from our OEM customers, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large OEM customers could materially harm our business. While we have contracts with some of our existing OEM customers, none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. Our dependence upon a few OEMs also results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers. In addition, OEM customers have longer payment cycles that increase the likelihood of aged or problem accounts receivable.  The merger between Compaq and Hewlett-Packard in 2002 increased these risks.  The loss of, or material decline in orders from, any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Due to the maturity of our business and deteriorating global economic and political conditions, our revenue may decline or our costs may increase.

                As our business matures, it is highly unlikely that our revenue will grow at the rapid pace that it grew prior to the merger of Apex and Cybex.  Our future growth rates depend in part on our ability to expand sales of our existing products and technologies and to develop and market new products and technologies.  With deteriorating global economic and political conditions, we may not have sufficient resources to cover the significant costs involved in such an expansion.  If our revenue does not increase at or above the rate that equity research analysts expect, the trading price of our common stock may decline.

                Our revenue may also suffer as a result of general economic and political conditions and instability both in the United States and in the rest of the world.  Over the past two years, there has been a rapid and severe downturn in the U.S. market and global economy, and the duration and future severity of this trend are uncertain.  This uncertainty has significantly increased due to recent terrorist activity, such as the terrorist attacks in the United States on September 11, 2001, and the recent and current military activity in Afghanistan, Iraq, and the Middle East.  Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers.  Fears of global recession, war, and acts of terrorism could dampen consumer confidence and cause our customers to slow or cease spending for our products and technologies.  In addition, our ability to manage our supply and delivery logistics could be severely hampered by significant disruptions of domestic and international shipments caused by heightened security concerns around the globe.  This global economic and political instability could cause our revenue to decline or our costs to increase and have a material adverse effect on our business.

We are likely to experience fluctuations in operating results.

We have in the past experienced substantial fluctuations in operating results, on a quarterly and an annual basis, and we expect these fluctuations will continue in the future. Our operating results will be affected by a number of factors, including, but not limited to:

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

Our operating results will be affected by seasonal trends, by general conditions in the server market, and by general economic conditions. We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters. Because our business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations. Moreover, we are currently seeing indications that the rate of growth in capital spending for information technology equipment has continued to decline. In addition, we continue to see industry-wide initiatives by OEMs and by distributors and resellers to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and our distributor and reseller customers.

We believe that quarter-to-quarter comparisons of our historical financial results are not meaningful indicators of our future operating results, and you should not rely on them as an indication of our future performance. If our quarterly operating results fail to meet the expectations of equity research analysts, the price of our common stock could be negatively affected.

A substantial portion of our business consists of sales to OEM customers, which vary significantly from quarter to quarter. A substantial drop in OEM sales could greatly harm our business.

A substantial portion of our sales are to OEM customers. We have experienced, and we expect to continue to experience, period-to-period variability in sales to OEM customers. Any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation. We use multiple warehouses for many of our OEM customers to fulfill their orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our products at each of these warehouses to satisfy our OEMs anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our products. We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, our OEM customers have requested, and are likely to continue to request, that we delay shipment dates or cancel orders for branded products that are subject to firm orders. Accordingly, our sales to OEMs for future quarters are increasingly difficult to predict. The inability to accurately predict the timing and volume of orders for our OEM customers during any given quarter could adversely affect operating results for that quarter and, potentially, for future quarters. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

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

•              Raw materials, freight, and labor costs;

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

We typically offer a 30-day unconditional money-back guarantee on our products. We also offer warranties for parts and service on all our products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years). Although our historical return experience has not been significant, our returns may increase in the future. An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

Intense competition from new and existing competitors could impair our ability to grow our business and sell our products.

The markets for our products and technologies are highly fragmented and intensely competitive. Increased competition from both hardware and software products could result in price reductions and loss of sales, which would materially harm our business. Our business is becoming increasingly sensitive to new product introductions, price changes, and marketing efforts by competitors. Accordingly, our future success will be highly dependent upon timely completion and introduction of new products and technologies and product and technological features at competitive prices and performance levels that address the evolving needs of our customers. We are currently experiencing increased price competition and increased customer sensitivity to product prices, and pricing pressures on us will continue to increase in the future. Because of this competition, we may not be successful in gaining additional OEM or server manufacturer customers.

We compete for sales of switching systems and extension products with companies such as Raritan, Rose Electronics, CCC Group, Minicom Advanced Systems, Aten International, CompuCable Mfg. Group, Belkin, Linksys, and Digital V6. We also face competition from software providers, who are able to offer software solutions at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technology or products at the time of the server sale. These software and hardware solutions address many of the problems our switching systems, extension products, and remote access products are designed to address.

Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion, and sale of their products and technologies than we do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products to address the needs of our prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business.

Certain of our customers, such as Hewlett-Packard, IBM, and Microsoft, presently offer competitive hardware and/or software products, technologies, and solutions that address many of the problems our products address. These customers could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching solutions or technologies, or offer products supplied by competitors. Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources, also offer products or technologies that compete with us. Established companies with hardware manufacturing or network management experience (such as Intel or Cisco) could also offer new products, new technologies, or new solutions that compete with our products and technologies.

Our failure to respond to rapid technological change or to introduce successful new products may result in lost sales and revenue which would impair our operating results.

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

Our products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components to the expansion and enhancement of existing products and the development and introduction of new products that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in new product development or introduction.

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

The principal components of our products are electronic components, power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, all of which are purchased from outside vendors. We generally buy components under purchase orders and generally do not have long-term agreements with our suppliers. Also, we generally do not maintain large inventories of components. Any termination of, or significant disruption of, our relationships with the suppliers of our product components may prevent us from filling customer orders in a timely manner which could result in customer dissatisfaction and lost sales.

We have occasionally experienced, and we may in the future experience, delays in delivery of components. Although alternate suppliers are available for most of the components and services needed to produce our products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months.

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

We are greatly dependent on the ability to retain key management and technical personnel, and our future success is highly dependent upon the personal efforts of our management and technical personnel. The loss of services of any one of them could have a material adverse effect on our business, financial condition, and results of operations. Many of our key management and technical personnel were awarded stock options with exercise prices that are substantially above the current trading price of our common stock and therefore currently have little value. We may need to grant new options or other forms of compensation to these employees in the future in order to provide new incentive and thus retain them. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to offer additional compensation or incentives to attract and retain these and other employees.

Difficulties encountered during changing economic conditions could adversely affect our results of operations.

For the last several years, we have experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, customers, and suppliers. This growth has placed significant strain on our managerial, operational, and financial resources and resulted in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow.

Our ability to effectively manage during changing economic conditions will require us to continue to implement and improve our operational, financial, and information systems and internal controls and will likely require additional management personnel. In addition, we believe that we must continue to develop greater engineering, marketing, sales, and customer service capabilities in order to develop new products and technologies, secure new customers, and effectively serve the evolving needs of present and future customers. We may not be successful in strengthening these capabilities. Without adequate management, engineering, product development, marketing, sales, and customer service capabilities, our ability to effectively manage during changing economic conditions, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited. If we are unable to effectively manage during changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

Implementation of our new ERP system could adversely affect our operations.

                    In 2003, we plan to commence the implementation of a new enterprise resource planning system.  We expect that this new system will be operational in 2004.  The system is intended to provide us with more detailed information on a more timely basis so that we may improve our management of inventory, customer relationships, and operating expenses.  We believe that the successful implementation of this system is important to our operations and for continued growth.  The integration and conversion of information from our current system to this new system, however, will significantly affect many aspects of our business, including our accounting, operations, purchasing, sales, marketing, and administrative functions. Accordingly, there is a great deal of risk involved in the integration and conversion process.  If we were to experience difficulties or delays in the implementation of this new system, there could be an adverse effect on our ability to provide products to our customers on a timely basis, which would likely harm our operating results and relationships with our customers.  Additionally, any integration difficulties or delays could delay the processing of our accounting and financial results. There can be no assurance that we would be able to correct any such difficulties or problems on a timely basis, and if not they could materially and adversely affect our business and operating results. Finally, there can be no assurance that, once successfully implemented, the new system will provide the intended benefits or that it will be adequate to support our operational needs.

We have limited protection of proprietary rights and face risks of third party infringements.

Our future success is dependent in part upon our ability to protect proprietary rights in our products. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States. These laws, however, afford only limited protection. There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent misappropriation of our intellectual property or technologies or that our competitors will not independently develop proprietary or other technologies that are substantially equivalent or superior to our products or technologies.

The U.S. Patent and Trademark Office has issued several patents to us for various aspects of our products. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other United States and foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of those pending applications or that any patents will be issued in any additional countries where our products can be sold. Also, claims allowed in our patents or in any pending patent applications may not be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to us. Also, competitors may develop their own intellectual property or technologies, obtain their own patents, or challenge the validity of, or be able to design around, our patents. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technologies and products.

In May 2001, Avocent Redmond Corp. filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorney’s fees and costs under three Apex patents. After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan. We have appealed the judgment, and oral arguments were held before the United States Court of Appeals for the Federal Circuit Court in Washington, D.C. in December 2002.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Similarly, our competitors may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property.  Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation. Litigation is expensive (in 2002 we expensed $2.7 million in legal fees related to the Raritan patent infringement lawsuit), and the existing litigation or any other litigation by or against us could result in significant additional expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

The network server, electronics, and related industries are characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation. We have in the past been, and we may from time to time in the future be, a party in proceedings alleging infringement of intellectual property rights owned by third parties. If necessary or desirable, we may seek licenses under such intellectual property rights. However, licenses may not be offered on terms acceptable to us, or at all. The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology. Additionally, current or future competitors could obtain patents that may prevent us from developing or selling our products.

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

If we are unable to successfully develop our international distribution networks and international sales efforts, results of operations may suffer.

We have to develop, integrate, and expand our international distribution networks in an effort to increase international sales of switching, extension, remote access, and other products. We may not be successful in developing or expanding the international distribution network or in marketing and selling products in foreign markets. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

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

Currently, a majority of our international business is conducted in U.S. dollars. However, as we expand our international operations, it is likely that international business will increasingly be conducted in foreign currencies. In particular, the introduction of the euro has led many of our European customers to request or insist that our sales to them be denominated in euros instead of U.S. dollars. Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency translation gains and losses. While we attempt to hedge our foreign currency exposure, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

We may acquire technologies or companies in the future that could cause disruption of business or exposure to other risks.

We acquired Equinox Systems Inc. in early 2001 and 2C Computing, Inc. in the third quarter of 2002. In the future, we may acquire technologies or companies or make investments in complementary companies, products, or technologies. These acquisitions entail many risks, any of which could materially harm our business. These risks include:

•              Difficulty assimilating the acquired company’s personnel and operations;

•              Diversion of management’s attention;

•              Loss of key personnel;

•              Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options issued by the acquired company;

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

Item 2. Properties.

Our headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, engineering, manufacturing, and distribution facilities, are located in Huntsville, Alabama, on an 18-acre tract of land owned by us in Cummings Research Park.

Our Redmond, Washington facility, which consists of approximately 82,000 square feet in an industrial office building, contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. In 2002, we renegotiated the lease for this space for occupancy through March 2009, and the current base rent under the amended lease is approximately $71,000 per month, plus taxes, insurance, and maintenance of approximately $18,000 per month.

Avocent International Ltd. is currently located in a 60,500 square foot leased facility located in the Shannon Free Trade Zone in Shannon, Ireland. The Shannon facility houses administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. In February 2003, we cancelled this 25-year lease with the Shannon Development Authority and paid an early cancellation fee of approximately $500,000. We continue to lease the facility on a month-to-month basis with monthly rent of approximately $30,000. We have agreed in principle, subject to completion of inspections and signing of definitive contracts, to purchase a facility in Shannon for approximately 6.0 million euros to replace our currently leased space in Shannon. We expect to occupy and transfer our operations to the new facility in the summer of 2003.

Our Steinhagen, Germany facility consists of approximately 9,900 square feet, contains sales and administrative personnel, and is located on leased property. The lease, which provides for annual rent of approximately $86,000, can be terminated or renewed in February 2004.

We lease approximately 5,000 square feet in an office building in Austin, Texas.  This office contains sales, marketing, and administrative personnel to support our OEM operations.  The sixty-two month lease terminates in 2006, and our annual rent is approximately $92,000.

As a result of our acquisition of Equinox Systems Inc. in early 2001, we own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida. Our Sunrise facility contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations.

We lease approximately 8,600 square feet for $210,000 per year in Chelmsford, Massachusetts. This facility houses marketing functions and the engineering team responsible for visual display technology and products.

We also lease sales offices in various United States and international locations, none of which is material to our operations,

We believe that these facilities are sufficient to support our current operations.

Item 3. Legal Proceedings.

In May 2001, Avocent Redmond Corp. (our wholly-owned subsidiary formerly known as Apex Inc.) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of three Apex patents by Raritan and ordered that judgment be entered in favor of Raritan.  We have appealed the judgment, and oral arguments were held before the United States Court of Appeals for the Federal Circuit Court in Washington, D.C. in December 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock; Holders of Record

Our common stock is quoted on The Nasdaq National Market System under the symbol “AVCT.” The following table shows the high and low sales prices of our common stock for each quarterly period within the last two fiscal years as reported by the Nasdaq National Market System.

	High	Low
Quarter ended December 31, 2002	$25.45	$11.86
Quarter ended September 27, 2002	$18.45	$12.39
Quarter ended June 28, 2002	$28.07	$13.45
Quarter ended March 29, 2002	$27.71	$20.55
Quarter ended December 31, 2001	$27.26	$12.55
Quarter ended September 28, 2001	$27.00	$12.00
Quarter ended June 29, 2001	$28.10	$16.50
Quarter ended March 30, 2001	$40.13	$18.00

As of March 18, 2003, there were 254 holders of record of our common stock.

Dividend Policy

We did not declare or pay any cash dividends in 2002 or 2001 and for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Please see Item 12 of this Annual Report on form 10-K for disclosures relating to our equity compensation plans.  Such information is incorporated by reference from our 2003 proxy statement.

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data.)

	2002	2001	2000	1999	1998
Net sales	$260,600	$255,911	$222,372	$107,288	$75,640
Net income (loss)	$10,738	$(320,466)	$(130,556)	$21,243	$15,710
Basic per share income (loss)	$0.24	$(7.22)	$(3.92)	$0.94	$0.71
Diluted per share income (loss)	$0.24	$(7.22)	$(3.92)	$0.90	$0.69
Total assets	$568,607	$547,198	$815,246	$104,314	$73,375
Long-term obligations and preferred stock	—	—	—	—	—
Cash dividends declared per share	—	—	—	—	—

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

Overview

Avocent Corporation was formed as a result of a merger transaction in July 2000 between Apex Inc. and Cybex Computer Products Corporation, which was accounted for as an acquisition of Cybex by Apex.  Subsequent acquisitions include Equinox Systems Inc. in January 2001 and 2C Computing, Inc. in August 2002.

We design, manufacture, and sell analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension and remote access products, technologies, software, and display products for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products, technologies, and software, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products, technologies and software sold or licensed under the Avocent, Apex, Cybex, Equinox, and 2C brands, including our AutoView™, DS Series™, OutLook®, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our 2C product line includes the Cstation™ product.  Initial applications for  Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

                We introduced several additions to our product lines during 2002.  In the first quarter of 2002, we announced two power management solutions, the SPC™800 and SPC™1600, which expand our DS Series of products.  In the second quarter of 2002, we announced the AMX™ the latest in our KVM analog solutions.  The AMX switch addresses continued growth opportunities in the analog market segment and provides simpler access and easier manageability of servers in multi-rack, multi-platform environments.  In the third quarter of 2002, we began shipping of original equipment server manufacturer, or OEM, versions of our DSR product family.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. For 2002, sales to our OEM customers were 46% of net sales, sales to our reseller and distributor network were 51% of net sales, and sales through our direct customers were 3% of net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  Our top five customers, which include OEMs and distributors, accounted for 65% of our sales in 2002.

We sell products to dealers, end-users and OEMs in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 60% of 2002 sales, while sales outside of the United States accounted for 40% of 2002 sales.  Sales to customers in the United Kingdom accounted for 15% of 2002 sales.  No other country accounted for more than 10% of 2002 sales.

With recent industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This trend is currently affecting our business with certain distributors, OEMs and other server manufacturers, and we believe that it will make our future sales more difficult to predict and inventory levels more difficult to manage.

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

Presently, certain locations of our company are operating with certification to ISO 9000 standards.  We have completed an ISO internal process review and implemented certain changes and new procedures. We expect to achieve global ISO 9000:2000 accreditation during 2003.  We believe ISO accreditation will become a requirement for doing business with several of our OEM customers.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold and may sell additional shares of our common stock to provide liquidity and diversify their portfolios.

During 2003 we plan to commence implementation of a new enterprise resource planning system which we expect to have fully operational in 2004.  We paid approximately $1.6 million in the fourth quarter of 2002 to an ERP system provider and expect the total cost of implementing the system to be in the range of $11.0 million to $12.2 million.  We expect the new system will provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships and operating expenses on more a timely basis.  However, the implementation of the new system involves a number of risks, as detailed above in our Risk Factors.

Critical Accounting Policies

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•              We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.  We generally record sales revenue upon shipment of our products, net of any discounts, since we generally do not have significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.  We generally ship products upon receipt of a purchase order from a customer.  We record revenue in accordance with the applicable terms of each respective customer contract.  Accordingly, revenue on products shipped FOB destination is recorded when the customer takes possession of the goods, and revenue on products shipped FOB shipping point is recorded when the goods leave our facilities.  Shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations

                We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  Our sales agreements generally include a one-month unconditional return policy.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $3.8 million and $2.6 million at December 31, 2002 and 2001, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

                Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $2.6 million and $4.1 million at December 31, 2002 and 2001, respectively.

•              We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $7.5 million and $15.3 million at December 31, 2002 and 2001, respectively.

•              We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.4 million and $4.2 million at December 31, 2002 and 2001, respectively.

•              We hold investments in various publicly traded equity and debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future. We recorded $4.9 million of other-than-temporary impairment charges against investments in 2001.   There were no other-than-temporary impairment charges recorded against investments in 2002 or 2000.

                We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  We recorded $550,000 of write-downs against such investments for the year ended December 31, 2002.  We did not record any such write-downs against such investments in 2001 or 2000.

•              Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  Additionally, our annual test for goodwill impairment, performed in the fourth quarter of 2002, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

Results of Operations

Our consolidated statements of operations, stockholders’ equity, and cash flows for 2000 include the twelve-month results of Apex for the period January 1, 2000 through December 31, 2000 and the six-month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000.  The results of acquired companies are included in the consolidated results from the respective dates of acquisition.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	49.5	58.6	50.6
Gross profit	50.5	41.4	49.4
Operating expenses:
Research and development expenses	10.2	8.8	5.8
Acquired in-process research and development expense and other acquisition costs	2.3	1.8	46.8
Selling, general and administrative expenses	25.7	29.2	23.5
Amortization of intangible assets	8.5	51.9	28.0
Impairment write-down of intangible assets	—	76.4	—
Total operating expenses	46.7	168.1	104.1
Income (loss) from operations	3.8	(126.7)	(54.7)
Net investment income	2.2	2.5	2.7
Net realized investment gains (losses)	(0.1)	(2.1)	(0.2)
Other income (expense), net	(0.1)	(0.1)	0.0
Income (loss) before provision for (benefit from) income taxes	5.8	(126.4)	(52.2)
Provision for (benefit from) income taxes	1.7	(1.2)	6.5
Net income (loss)	4.1%	(125.2)%	(58.7)%

Years Ended December 31, 2002 and 2001

Net sales.  Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access solutions. Net sales increased 2% to $260.6 million for 2002 from $255.9 million for 2001. This increase in sales resulted from increased demand from our OEM customers and increased sales through our resellers and distributors. On a percentage basis, OEM sales for 2002 increased 3% over 2001, and reseller and distributor sales for 2002 increased 5% over 2001. OEM sales were 46% of sales for both 2002 and 2001.  Reseller and distributor sales were 51% of sales for 2002, compared to 49% of sales for 2001.  Direct sales were 3% of sales for 2002 and 5% of sales for 2001.  The 2C acquisition did not contribute material sales in 2002.  Customer acceptance of our digital products also contributed to our moderate sales growth.  Although sales of our analog switching solutions declined in 2002 from 2001, the increase in sales of our digital solutions more than offset the decline in analog product sales.  Sales of our digital solutions accounted for $60.2 million or 23.1% of sales in 2002 compared with $19.8 million or 7.7% of sales for 2001.  We expect our digital product sales to continue to increase as a percentage of sales in 2003, as we receive the benefit of a full year of sales of the OEM versions of our digital product family that were released in mid 2002.

Sales within the United States were 60% of sales in 2002 and 62% of sales in 2001, while international sales accounted for 40% of sales in 2002 and 38% of sales in 2001.  Sales in the U.S. declined from $159.8 million in 2001 to $155.6 million in 2002, while international sales increased from $96.1 million in 2001 to $105.0 million in 2002.  The decline in sales in the U.S. can be attributed to the general weakness in the technology sector of the economy.  The relative strength in our international sales was most evident in the European and the Asia Pacific regions.  We believe the strength in these regions is evidence that we are beginning to realize the benefits of our increased investments in international sales and marketing programs over the last several quarters.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins improved significantly to 50.5% in 2002 from 41.4% in 2001.  Gross margin in 2002 benefited from higher sales of our digital solutions, which have a higher margin than our analog products, and accounted for over 23% of sales in 2002 compared to only 8% of sales in 2001.  Also, AMX, our new analog matrix switch, began shipping in the third quarter of 2002 and has a higher gross margin than our other analog products.  Additionally, gross margins were significantly affected by $13 million of write-downs for excess and obsolete inventories during 2001.  These write-downs were made to reduce inventory valuations to bring them in line with current replacement values and to the level necessary to support then current sales demand.  Another charge of over $1 million was taken at one of our locations due to physical count shortages during the fourth quarter of 2001. Margins in the latter half of 2001 were also affected unfavorably by a DS1800 list price reduction. We expect gross margins to be in the 50% to 52% range during the first quarter of 2003.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred. Research and development expenses were $26.5 million, or 10.2% of net sales in 2002, compared to $22.5 million, or 8.8% of net sales in 2001. The increase in research and development expenses was due to an increase in contracted services and other costs related to the new product roll-outs in the second half of 2002 and to the impact of the acquisition of 2C in August 2002. We expect to continue to focus on new products, enhancements to our AMX and digital products families, as well as new solutions for blade servers and traditional servers.  We believe that the timely development of innovative new products and enhancements to existing products is essential to maintaining our competitive position, and we expect research and development expenditures to remain flat as a percentage of sales during the first quarter of 2003.

Acquired in-process research and development expense and other acquisition costs.  Acquisition related expenses in 2002 are comprised solely of the one-time write-off of $6.0 million of in-process research and development expense related to the acquisition of 2C.  Acquisition related expenses in 2001 are comprised solely of the one-time write-off of $4.6 million of in-process research and development expense related to the acquisition of Equinox.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $66.9 million, or 25.7% of net sales for 2002 compared to $74.8 million, or 29.2% of net sales for 2001.  The decrease in selling, general and administrative expenses was largely attributable to a reduction in amortization of deferred stock option compensation related expenses and a reduction in bad debt expense.  Approximately $8.5 million of selling, general and administrative expenses in 2002 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex,  the acquisition of Equinox and the acquisition of 2C, while approximately $13.2 million of selling, general and administrative expenses in 2001 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox.  In addition, selling, general and administrative expenses in 2002 benefited from a $1.4 million recapture of a receivable, previously reserved in 2001, related to a contract manufacturer that had filed for bankruptcy.  We received a favorable ruling by the bankruptcy judge, which allowed the offset of receivables and payables between the contract manufacturer and certain customers, including Avocent. Partially offsetting the decline in selling, general and administrative expenses was $2.7 million in legal fees related to the patent infringement lawsuit we brought against one of our competitors challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in the first quarter of 2002 that found no infringement of the three patents involved in the lawsuit.  Accordingly, we expensed all legal fees incurred to date during the first quarter of 2002.  The judgment is currently on appeal, and we intend to continue to pursue the lawsuit.  Additionally, 2001 selling, general and administrative expenses include $1.3 million of severance costs related to headcount reductions in the U.S. and Europe.  We expect selling, general and administrative expenses to remain flat as percentage of sales in the first quarter of 2003.

Impairment write-down of intangible assets.  The 2001 impairment write-down of intangible assets is comprised solely of a write-down of goodwill, created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox, recorded as the result of a cash flow analysis performed under the applicable provisions of SFAS No. 121 during 2001. We performed a cash flow analysis to determine if the remaining balance of goodwill created at the merger of Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result of this study, in 2001, we recorded a $195.4 million reduction in the carrying value of goodwill created upon the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer considered adequate to support the value of goodwill associated with the merger.

Amortization of intangible assets.  Amortization of $22.2 million in 2002 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisitions of Equinox and 2C, while amortization of $132.9 million in 2001 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisition of Equinox and the amortization of goodwill created as a result of these transactions.  The primary reason for the decline in amortization was the cessation of goodwill amortization in 2002.  We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  On that date, under the provisions of SFAS No. 142, goodwill ceased to be amortized.  The amortization of goodwill was approximately $111.0 million during 2001.

Net investment income.  Net investment income decreased from $6.3 million in 2001 to $5.6 million in 2002.  Although we had more cash and marketable securities in 2002 than in 2001, interest income has declined due to lower interest rates.

Net realized investment gains (losses).  The decline in net realized investment losses from $5.3 million in 2001 to $305,000 in 2002 relates mainly to a $4.9 million charge recorded in the fourth quarter of 2001 for an “other-than-temporary” decline in the market value of our investment portfolio.

Other income (expense), net.  Net other expense decreased from $303,000 in 2001, to $178,000 in 2002. The decline related primarily to a reduction in interest expense in 2002 as a result of the interest incurred in the first quarter of 2001 related to $45.0 million in short-term borrowings for the Equinox acquisition.

Provision for (benefit from) income taxes.  The provision for income taxes was $4.5 million in 2002 as compared to a benefit from income taxes of approximately $2.9 million in 2001. Excluding merger related adjustments to federal taxes, the effective tax rate for 2002 was approximately 25.5%, compared to 29.0% for 2001, primarily due to shifting of international sales to our Shannon, Ireland facility. Our Shannon facility operates under a 10% tax rate.

Net income (loss).  Net income for 2002 was $10.7 million compared to a net loss of $320.5 million for 2001, as a result of the above factors, including the reduction in the carrying value of goodwill, the amortization of identifiable intangible assets and goodwill, deferred compensation expense, and inventory write-downs in 2001.  Net income as a percentage of sales for 2002 was 4.1%, compared to a net loss of 125.2% for 2001.

Years Ended December 31, 2001 and 2000

Net sales.  Our net sales consist of sales of console switching systems, digital connectivity solutions, serial connectivity devices, and extension and remote access solutions. Net sales increased 15% to $255.9 million for 2001 from $222.4 million for 2000. This increase was due to the timing of the merger of Apex and Cybex and acquisition of Equinox. Only six months of revenue from the Cybex products was included in 2000, while 12 months of revenue from the Cybex products and the Equinox products was included in 2001.  Equinox products contributed over $19 million of net sales in 2001. In addition, this increase in sales resulted from increased demand from our OEM customers and increased sales through our resellers and distributors.

On a percentage basis, OEM sales for 2001 increased 14% over 2000, and resellers and distributor sales for 2001 increased 26% over 2000. OEM sales were 46% of sales for both 2001 and 2000.  Reseller and distributor sales were 49% of sales for 2001, compared to 45% of sales for 2000, and direct sales were 5% of sales for 2001 and 9% of sales for 2000.  Sales within the United States were 62% of sales for both 2001 and 2000, while sales to the rest of the world accounted for 38% of sales for both 2001 and 2000.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins were significantly affected by $13 million of write-downs for excess and obsolete inventories during 2001.  These write-downs were made to reduce inventory valuations to bring them in line with then current replacement values and to the level necessary to support then current sales demand.  Another charge of over $1 million was taken at one of our locations due to physical count shortages during the fourth quarter of 2001. An increase in deferred compensation charges to approximately $2.3 million in 2001 from $1.2 million in 2000 also affected our margins.  This deferred compensation amortization related to stock options for manufacturing employees was recognized as a result of the merger of Apex and Cybex that occurred in mid 2000 and the acquisition of Equinox in January 2001.  Due to the timing of the merger and acquisition, only six months of deferred compensation expense from the merger was recognized in 2000, while 12 months of deferred compensation from the merger and the acquisition was recognized in 2001.  Gross profit decreased to 41.4% for 2001 from 49.4% for 2000, due primarily to the factors discussed above.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs and are expensed as they are incurred. Research and development expenses were $22.5 million, or 8.8% of net sales, in 2001, compared to $12.9 million, or 5.8% of net sales, in 2000. The increase in research and development expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex expenses as a result of the merger of Apex and Cybex on July 1, 2000 and the addition of Equinox expenses as the result of the acquisition on January 3, 2001. The additional costs attributable to Cybex and Equinox include over $4 million in deferred compensation amortization in 2001 as compared to $2 million of deferred compensation amortization in 2000. Deferred compensation amortization, related to stock options for research and development employees, was recognized as a result of the merger of Apex and Cybex and the acquisition of Equinox.  Due to the timing of the merger, only six months of deferred compensation expense from the merger were recognized in 2000, while 12 months of deferred compensation from the merger and the acquisition were recognized in 2001.

Acquired in-process research and development expense and other acquisition costs.  Acquisition related expense in 2001 is comprised solely of the one-time write-off of $4.6 million of in-process research and development expense related to the acquisition of Equinox.  Merger related expenses of $104 million in 2000 included the one-time write-off of $94 million of in-process research and development expense and an additional $10 million of non-recurring charges comprised mainly of fees to professional advisors.

Selling, general and administrative expenses.  Selling, general and administrative expenses include certain merger and acquisition related expenses, personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs. The increase in selling, general and administrative expenses in absolute dollars and as a percentage of sales was due primarily to the addition of Cybex expenses as a result of the merger transaction between Apex and Cybex on July 1, 2000 and the addition of Equinox expenses as the result of the acquisition of Equinox on January 3, 2001. Selling, general and administrative expenses were $74.8 million, or 29.2% of net sales for 2001 compared to $52.1 million, or 23.5% of net sales for 2000. Approximately $13.2 million of selling, general and administrative expenses in 2001 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox.  Approximately $15.3 million of selling, general and administrative expenses in 2000 related to the amortization of deferred compensation for stock options as a result of the merger transaction between Apex and Cybex, including approximately $9.8 million related to the discretionary acceleration of stock options by the Apex

Board of Directors in connection with the merger.  Additionally, 2001 selling, general and administrative expenses include $1.3 million of severance costs related to headcount reductions in the U.S. and Europe. Also, bad debt expense increased approximately $2.6 million in 2001 when compared to 2000 as we increased reserves to address collectability issues in light of the general economic decline.  The $2.6 million of bad debt expense recorded in 2001 included $1.8 million related to a receivable due from a contract manufacturer that filed for bankruptcy during the year.   In the second half of 2001 selling, general and administrative expenses declined in absolute dollars and as a percentage of sales due to cost control measures that included headcount reductions and a reduction in advertising and promotion programs.

Amortization and write-down of intangible assets.  Amortization and write-down of intangible assets is comprised of the amortization of the identifiable intangible assets and goodwill created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox and a write-down of goodwill recorded as the result of a cash flow analysis performed under the applicable provisions of SFAS No. 121 during 2001. Amortization of identifiable intangible assets and goodwill was $132.8 million or 52.0% of net sales for 2001 compared to $62.4 million or 28.0% of net sales for 2000.  We performed a cash flow analysis in 2001 to determine if the remaining balance of goodwill created at the merger of Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result of this study, in 2001 we recorded a $195.4 million reduction in the carrying value of goodwill created upon the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer considered adequate to support the value of goodwill associated with the merger.  Additionally, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.  On that date, under the provisions of SFAS No. 142, goodwill ceased to be amortized.  The amortization of goodwill was approximately $111.0 million during 2001.

Net investment income.  Net investment income increased from $6.1 million in 2000 to $6.3 million in 2001.  The increase in income related primarily to the increase in funds available for investing as a result of the merger.  This increase was offset slightly by lower interest rates on funds invested.

Net realized investment gains (losses).  The increase in net realized losses from $433,000 in 2000 to $5.3 million in 2001 relates mainly to a $4.9 million charge recorded in the fourth quarter of 2001 for an “other-than-temporary” decline in the market value of our investment portfolio.

Other income (expense), net.  Net other income (expense) decreased from income of $73,000 in 2000 to expense of $303,000 in 2001. The decline related primarily to an increase in interest expense in 2001 as a result of the interest incurred in the first quarter of 2001 related to the $45.0 million in short-term borrowings for the Equinox acquisition.

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

Liquidity and Capital Resources

As of December 31, 2002 our principal sources of liquidity consisted of approximately $214 million in cash, cash equivalents, and investments.  We had a bank line of credit for borrowings of up to $2.0 million at LIBOR + 2.25% with a maturity date of May 2002, which we did not renew.  We determined that our cash position and expected maturities of investments were, and continue to be, adequate to cover our current and future liabilities and capital needs.  In August 2002, we acquired 2C and assumed a short-term note in the principal amount of $890,000. We repaid the entire balance shortly after the closing of the acquisition.  There were no borrowings during 2002.

Our operating activities generated cash of approximately $71.1 million for 2002, $72.6 million for 2001, and $19.1 million for 2000. The continued strong cash flow from operations in 2002 is evidence of our increased focus on balance sheet management that began in 2001 and continued through all of 2002.  Receivables declined to approximately $36.3 million at December 31, 2002 from $49.1 million at December 31, 2001, despite significantly higher sales in the fourth quarter of 2002 as compared to the fourth quarter of 2001.  The decline in receivables was accomplished by the sustained efforts of our collections team to maintain past due receivables at a minimum level, and because sales in the fourth quarter of 2002 (compared to the fourth quarter of 2001) were spread more evenly throughout the quarter allowing us to collect receivables from sales earlier in that quarter by the end of 2002 while sales in the fourth quarter of 2001 were heavier in December with the result that a higher percentages of sales in that quarter remained uncollected at the end of 2001.  Inventories declined from $27.2 million at the end of 2001 to $24.4 million at the end of 2002.  The decline in inventory was the result of the efforts of our operations group, at all of our locations, to increase turnover by consuming existing supplies while maintaining adequate inventory to meet customer demands.  Inventories were also affected by increases to our reserves and valuation accounts.  We anticipate that inventories will trend downward slightly during 2003.   The decrease in receivables and inventories was partially offset by a decline in accounts payable.  The decline in accounts payable was the result of reduced inventory purchases as our operations group continued its effort to reduce the levels of inventory.

In February 2003 we agreed in principle, subject to completion of inspections and signing of definitive contracts, to purchase a facility in Shannon, Ireland for approximately 6.0 million euros to replace our currently leased space in Shannon.  We expect to occupy and transfer our operations to the new facility in the summer of 2003.  Additionally, in February 2003 we paid an early cancellation fee of approximately $500,000 the owner of our current leased facility, which we will recognize as an expense in the first quarter of 2003.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

                Future minimum rental payments under non-cancelable operating leases total approximately $1.6 million in 2003, $1.3 million in 2004, $1.1 million in 2005, $826,000 in 2006, $773,000 in 2007 and $968,000 thereafter.  Additionally, at any given time, there are shipments of inventory purchases in transit which we are generally obligated to pay for upon receipt.  We believe that existing cash balances and cash generated from operations will be sufficient to fund our operations through 2003.

Certain Transactions

Acquisition of 2C Computing, Inc.

On August 20, 2002, we acquired 2C for approximately $22.8 million in cash, plus the assumption of liabilities and stock options.  2C, headquartered in Huntsville, Alabama, has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.

In 2000, 2C and Cybex, our wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owned 40% of CyCom and the other 60% of CyCom was owned by 2C.  Upon the formation of CyCom, Cybex contributed a license to certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through August 20, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of our investment in CyCom was zero prior to our acquisition of 2C because our contribution to it consisted of previously expensed research and development costs related to the technology and CyCom had earned no profits to date.  We dissolved CyCom upon the closing of our acquisition of 2C.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who served as directors of 2C prior to our acquisition of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a stockholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent stockholder.  David S. Butler, who also was a director of 2C prior to our acquisition of 2C, is a former director of Cybex and a current Avocent stockholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other former 2C shareholders are also Avocent stockholders.  No officer or director of Avocent was an officer, director, shareholder or affiliate of 2C prior to our acquisition of 2C.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to developed technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill and other intangible assets for impairment.  The amortization of other intangible assets from the 2C acquisition will be approximately $2.1 million in 2003.

Rymic Systems, Inc.

In the second quarter of 2002, we made a $1.0 million investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  We purchased 400,000 shares of Rymic’s common stock, giving us approximately a 14% equity position in Rymic.  In addition, as part of the investment, we  received certain rights of co-sale regarding the shares of stock that were purchased and certain rights of first refusal regarding shares of stock of Rymic held by its major shareholders.  We also entered into a Strategic Partnership Agreement with Rymic to share certain technologies and other expertise, and we became an authorized reseller of Rymic’s line of rymicNET™ remote monitoring and control products in the computer, server, and data center management markets. Subsequent to the initial investment, we received 200,000 additional shares in Rymic in November 2002 as a result of Rymic failing to meet certain pre-defined operational targets. During 2002, we recorded equity-method losses and an impairment charge totaling $550,000 against our investment in Rymic, which was included in research and development expenses in the accompanying consolidated statements of operations.

Early in the first quarter of 2001 and prior to our investment in Rymic, Doyle C. Weeks, one of our directors and Executive Vice President for Group Operations and Business Development, purchased 10,000 shares of common stock of Rymic at the price of $2.50 per share.  Mr. Weeks also received a gift of 5,000 shares of Rymic common stock from one of its major shareholders.  At approximately the same time, Gary R. Johnson, our Senior Vice President of Global Sales and Marketing, purchased 10,000 shares of common stock at the price of $2.50 per share.  At the time of the Company’s investment, Mr. Weeks was one of 6 directors of Rymic, and in connection with his services as a director and prior to our investment, Mr. Weeks was awarded nonqualified stock options to purchase 5,000 shares of Rymic common stock at $2.50 per share that vested upon receipt.  Mr. Weeks did not receive any fees from Rymic.  Mr. Weeks remains on the board of directors of Rymic, but will not receive any additional director fees or stock options for as long as the Company holds its equity position in Rymic.

Subsequent to December 31, 2002, we entered into a research and development agreement with Rymic whereby we will pay $300,000 to Rymic for the development of certain technologies.  The costs associated with this agreement will be expensed and included in research and development expenses in 2003.

Mirecho Labs, Inc.

In the third quarter of 2002, we engaged Mirecho Labs, Inc., a privately-held company based in Acton, Massachusetts, to provide software research and development services to support the recently acquired 2C product line.  Victor Odryna is one of Mirecho’s founders and serves as its President and Chief Executive Officer.  Through July 2001, Mr. Odryna was our Senior Vice President of Corporate Strategic Marketing.  During the second quarter of 2002 two of our officers, Douglas E. Pritchett, our Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary, and Kieran MacSweeney, our Managing Director of International Operations, and Stephen F. Thornton, the Chairman of our Board of Directors, invested a total of $175,000 in Mirecho.  We paid Mirecho $200,000 for research and development services performed prior to termination of the agreement on November 1, 2002.  The cost of these research and development services was expensed during 2002.

Recently Issued Accounting Standards

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  We adopted this statement effective January 1, 2002.  This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The impact of SFAS No. 144 on our financial statements was not material in 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002. We adopted this statement effective January 1, 2003.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are accrued over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The impact of SFAS No. 146 on our financial statements is not expected to be material.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, which has an effective date of fiscal years beginning after December 31, 2002.  We adopted this statement effective January 1, 2003.   This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been included in Note 2 to our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The interpretation’s initial recognition and initial measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for fiscal years ending after December 15, 2002.  We adopted this interpretation effective December 31, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and clarifies when to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. We have included the disclosure requirements of FIN 45 in Note 9 to our consolidated financial statements.  The impact of the accounting requirements of FIN 45 on our financial statements was not material.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2002. We generally hold investment securities until maturity.

We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of December 31, 2002, the fair value of our available-for-sale equity investments was $783,000. A 20% adverse change in equity prices would result in a decrease of approximately $157,000 in the fair value of our available-for-sale equity securities as of December 31, 2002.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. There were no such instruments outstanding as of December 31, 2002.

Item 8. Financial Statements.

Report of Independent Accountants

To the Board of Directors and Stockholders

of Avocent Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 8 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, effective January 1, 2002.

PricewaterhouseCoopers LLP

Birmingham, Alabama

February 18, 2003, except for Note 13,

as to which the date is February 27, 2003

Avocent Corporation

Consolidated Balance Sheets

December 31, 2002 and 2001

(In thousands, except per share data)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$61,699	$80,506
Investments maturing within one year	107,619	84,270
Accounts receivable, less allowance for doubtful accounts of $2,563 and $4,052 at December 31, 2002 and 2001, respectively	36,313	49,091
Income taxes receivable	609	2,330
Other receivables, net	525	2,115
Inventories, net	24,422	27,155
Other current assets	3,922	2,134
Deferred tax assets	5,932	8,955
Total current assets	241,041	256,556

Investments	44,849	7,718
Property held for lease, net	1,723	1,919
Property and equipment, net	24,313	21,343
Goodwill	203,625	186,147
Other intangible assets, net	52,601	71,014
Other assets	455	617
Total assets	$568,607	$545,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,416	$8,579
Accrued wages and commissions	7,743	4,727
Accrued liabilities	13,007	15,496
Income taxes payable	6,901	7,016
Other current liabilities	655	719
Total current liabilities	34,722	36,537

Deferred tax liabilities	16,213	22,169
Total liabilities	50,935	58,706

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2002 — 45,210 shares issued and outstanding; 2001 — 44,650 shares issued and outstanding	45	45
Additional paid-in capital	936,288	926,746
Accumulated other comprehensive income (loss):
Unrealized gain on investments, net of deferred taxes	43	78
Foreign currency translation adjustment, net of deferred taxes	(29)	(120)
Accumulated deficit	(412,439)	(423,177)
Deferred compensation	(6,236)	(16,964)
Total stockholders’ equity	517,672	486,608

Total liabilities and stockholders’ equity	$568,607	$545,314

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands, except per share data)

	2002	2001	2000
Net sales	$260,600	$255,911	$222,372

Cost of sales	128,873	149,925	112,598

Gross profit	131,727	105,986	109,774

Research and development expenses	26,522	22,520	12,881
Acquired in-process research and development expense and other acquisition costs (Note 3)	6,000	4,570	104,092
Selling, general and administrative expenses	66,891	74,800	52,109
Amortization of intangible assets	22,189	132,879	62,394
Impairment write-down of intangible assets (Note 8)	—	195,365	—

Total operating expenses	121,602	430,134	231,476

Income (loss) from operations	10,125	(324,148)	(121,702)

Net investment income	5,598	6,340	6,059
Net realized investment gains (losses)	(305)	(5,302)	(433)
Other income (expense), net	(178)	(303)	73

Income (loss) before provision for (benefit from) income taxes	15,240	(323,413)	(116,003)

Provision for (benefit from) income taxes	4,502	(2,947)	14,553

Net income (loss)	$10,738	$(320,466)	$(130,556)

Net income (loss) per common share:
Basic	$0.24	$(7.22)	$(3.92)

Diluted	$0.24	$(7.22)	$(3.92)

Weighted average common shares outstanding:
Basic	44,977	44,374	33,266

Diluted	45,549	44,374	33,266

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock		Additional Paid-In	Unrealized Gain (Loss) on	Foreign Currency Translation	Retained Earnings (Accumulated	Deferred
	Shares	Amount	Capital	Investments	Adjustment	Deficit)	Compensation	Total

Balance, December 31, 1999	22,676	$66,583	$—	$—	$—	$27,845	$(35)	$94,393
Acquisition of Cybex	19,441	(66,541)	862,012	—	—	—	(41,165)	754,306
Net loss	—	—	—	—	—	(130,556)	—	(130,556)
Acceleration of unvested stock option awards	—	—	9,821	—	—	—	(9,821)	—
Change in foreign currency translation adjustment, net of deferred income taxes of $19	—	—	—	—	(33)	—	—	(33)
Change in net unrealized losses on investments, net of deferred income taxes of $1,637	—	—	—	(2,848)	—	—	—	(2,848)
Issuance of common stock	1,703	2	1,936	—	—	—	—	1,938
Income tax benefit from exercise of stock options	—	—	24,641	—	—	—	—	24,641
Stock-based compensation	—	—	—	—	—	—	18,339	18,339
Balance, December 31, 2000	43,820	44	898,410	(2,848)	(33)	(102,711)	(32,682)	760,180
Acquisition of Equinox	—	—	13,331	—	—	—	(2,752)	10,579
Net loss	—	—	—	—	—	(320,466)	—	(320,466)
Change in foreign currency translation adjustment, net of deferred income taxes of $51	—	—	—	—	(87)	—	—	(87)
Change in net unrealized gains on investments, net of deferred income taxes of $1,824	—	—	—	2,926	—	—	—	2,926
Issuance of common stock	830	1	10,078	—	—	—	—	10,079
Income tax benefit from exercise of stock options	—	—	3,561	—	—	—	—	3,561
Stock-based compensation	—	—	1,366	—	—	—	18,470	19,836
Balance, December 31, 2001	44,650	45	926,746	78	(120)	(423,177)	(16,964)	486,608
Acquisition of 2C Computing, Inc.	—	—	1,965	—	—	—	(115)	1,850
Net income	—	—	—	—	—	10,738	—	10,738
Change in foreign currency translation adjustment, net of deferred income taxes of $53	—	—	—	—	91	—	—	91
Change in net unrealized gains on investments, net of deferred income taxes of $23	—	—	—	(35)	—	—	—	(35)
Issuance of common stock	560	—	4,918	—	—	—	—	4,918
Income tax benefit from exercise of stock options	—	—	1,150	—	—	—	—	1,150
Stock-based compensation	—	—	1,509	—	—	—	10,843	12,352
Balance, December 31, 2002	45,210	$45	$936,288	$43	$(29)	$(412,439)	$(6,236)	$517,672

Comprehensive income in 2002 of $10,682 consists of $10,738 of net income, $35 of unrealized loss on investments (net of deferred income taxes) and $91 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $305 of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive loss in 2001 of $323,305 consists of $320,466 of net loss, $2,926 release of unrealized loss on investments (net of deferred income taxes) and $87 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $272 of realized losses and a $4,899 write-down on investments that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive loss in 2000 of $133,437 consists of $130,556 of net loss, $2,848 of unrealized loss on investments (net of deferred income taxes) and $33 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $433 of realized losses on investments that are included in net realized investment gains (losses)  in the accompanying consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$10,738	$(320,466)	$(130,556)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,361	4,709	2,223
Amortization of intangible assets	22,189	132,879	62,394
Impairment write-down of intangible assets	—	195,365	—
Stock-based compensation	12,352	19,836	18,339
Acquired in-process research and development expenses and other acquisition costs	6,000	4,570	94,000
Other-than-temporary decline in fair value of investments	550	4,899	—
Amortization of premium on investments	2,457	—	—
Net loss on sales of investments	305	403	433
Deferred income taxes	(5,735)	(15,827)	(6,409)
Income tax benefit from exercise of stock options	1,150	3,561	24,641
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	12,811	17,964	(8,163)
Income taxes receivable	1,721	2,157	(4,487)
Other receivables, net	1,590	8,685	(9,993)
Inventories, net	3,663	10,869	(9,998)
Other assets	(220)	(1,501)	(2,042)
Accounts payable	(3,062)	(2,256)	(8,245)
Accrued liabilities, wages and commissions	393	819	4,425
Income taxes payable	(115)	5,406	(7,453)
Other current liabilities	(64)	558	(28)
Net cash provided by operating activities	71,084	72,630	19,081
Cash flows from investing activities:
Purchase of 2C, net of cash and investments acquired	(23,189)	—	—
Purchase of Equinox, net of cash and investments acquired	—	(31,725)	—
Cash acquired from purchase of Cybex	—	—	34,878
Purchases of property and equipment	(7,064)	(3,343)	(1,812)
Purchases of investments	(166,103)	(94,718)	(97,015)
Proceeds from maturities and sales of investments	102,346	83,564	71,283
Net cash provided by (used in) investing activities	(94,010)	(46,222)	7,334
Cash flows from financing activities:
Proceeds from issuance of short term debt	—	45,000	—
Repayment of short-term debt	—	(45,000)	—
Repayment of short-term debt assumed in the 2C acquisition	(890)	—	—
Proceeds from issuance of common stock	4,918	10,079	1,938
Net cash provided by financing activities	4,028	10,079	1,938

Effect of exchange rate changes on cash and cash equivalents	91	(87)	(33)

Net increase (decrease) in cash and cash equivalents	(18,807)	36,400	28,320
Cash and cash equivalents, beginning of year	80,506	44,106	15,786

Cash and cash equivalents, end of year	$61,699	$80,506	$44,106
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1	$282	$—

Cash paid during the year for income taxes	$7,845	$4,248	$6,568

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

(In Thousands, except per share data)

1.           Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures and sells analog and digital console switching systems, serial connectivity devices and extension and remote access products for the computer industry.  The Company’s analog, digital and serial switching solutions and the extension and remote access products help network administrators manage multiple servers and serially controlled devices from a single keyboard, video monitor and mouse configuration from extended distances or from remote locations, facilitating more efficient network management and administration. The Company sells products to distributors, resellers, original equipment manufacturers and end-users in the United States and internationally.

Avocent was formed from the merger of Apex, Inc (“Apex”) and Cybex Computer Products Corporation (“Cybex”) on July 1, 2000, when both Apex and Cybex merged with wholly owned subsidiaries of Avocent.  The merger has been accounted for as a purchase of Cybex by Apex.  Avocent’s consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2000, include the 12-month results of Apex for the period January 1, 2000 through December 31, 2000, and the six-month results of Cybex for the post-merger period July 1, 2000 through December 31, 2000.  The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Equinox Systems Inc. (“Equinox”), which was acquired on January 3, 2001 and 2C Computing, Inc. (“2C”), which was acquired on August 20, 2002.

2.           Summary of Significant Accounting Policies

The principal accounting policies of the Company are as follows:

Principles of Consolidation - The Company’s consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents.

Other Receivables - Other receivables are primarily comprised of amounts due, net of estimated uncollectible accounts, from certain subcontract manufacturers of the Company for product components sold to those subcontractors.  Amounts due from component sales are included in the accompanying consolidated statements of operations as a reduction of cost of sales. As of December 31, 2001, the Company’s other receivables included an allowance for uncollectible accounts of approximately $1,800 for past due receivables from a contract manufacturer in bankruptcy.  The Company released $1,400 of this reserve in the second quarter of 2002 due to a favorable ruling by a bankruptcy judge.  As of December 31, 2002, there was no reserve for uncollectible accounts recorded against receivables from subcontractors.   Additionally, other receivables at December 31, 2001 included a receivable of $760 due from an executive employee that was collected in 2002.  There were no amounts due from executive employees at December 31, 2002.

Inventories - Raw materials, work in process and finished goods inventories are recorded using the lower of standard cost, which approximates first-in first-out (FIFO), or market.  Standard costs are reviewed and revised on a quarterly basis. Therefore, inventory costs approximate actual costs at the end of each reporting period.  The Company writes down inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.

Financial Instruments - The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Investments - The Company’s investments consist primarily of bank deposits, corporate bonds, commercial paper, asset-backed securities, U.S. government agency securities, mortgage-backed securities guaranteed by U.S. government agencies and common stock.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  During 2001, the Company recognized gross losses of $4,899 on its equity investments due to impairments that were determined by management to be other than temporary.  There were no such charges to investments in 2002 or 2000.  Realized gains and losses are accounted for on the specific identification method.  Purchases and sales are recorded on a trade date basis. An investment impairment charge is recorded when an investment has experienced a decline in value that Company management determines is other than temporary.

The Company also invests in privately-held companies and generally records its investments in these entities at cost or using the equity method if the Company has the ability to exercise significant influence over the entity.  As of December 31, 2002, the Company had $450 of such investments.  These investments are included in total long-term investments in the accompanying consolidated balance sheets.  The Company reviews its investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that the investment will not be recovered.  Impairment charges are recorded on investments having a basis that is greater than the value that the Company would reasonably expect to receive in an arm’s length sale of the investment.  The Company recognized gross realized losses on these investments of $550 in 2002.  The Company did not recognize any gross realized losses on such investments in 2001 or 2000 (see note 5).

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	5 – 39 years
Computer software and equipment	3 – 5 years
Other equipment	3 – 5 years

Long-Lived Assets — The Company reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. Am impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2002, 2001 or 2000.

Other Intangible Assets - Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Developed technology	3 – 5 years
Patents and trademarks	5 – 7 years
Customer base and certification	3 – 6 years
Non-compete agreements	3 years
Other	3 – 7 years

At each balance sheet date, or as changes in circumstances arise, the Company evaluates the recoverability of intangible assets based upon utilization of related tangible assets and expectations of future cash flows.  There were no such losses recognized during 2002, 2001 or 2000.

Goodwill - The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill, as prescribed by this standard, in the fourth quarter of 2002.  The test in the fourth quarter concluded that there had been no impairment of goodwill and that no adjustment was required.

Patent Defense Costs -The Company capitalizes legal fees related to the defense of existing patents.  Upon the successful defense of patent infringement actions, the respective patent defense costs are amortized over the estimated remaining useful life of the related patents.  Upon receiving an unfavorable ruling in any patent infringement action, the respective capitalized patent defense costs are written off and future costs of appeal are expensed as incurred (see Note 19).

Allowance for Sales Returns - The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $3,769 and $2,607 at December 31, 2002 and 2001, respectively. The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Liability for Warranty Returns - The Company’s products generally include warranties of one to three years for product defects. The Company accrues for warranty returns at cost to repair or replace products. The liability for warranty returns totaled approximately $2,435 and $4,157 at December 31, 2002 and 2001, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation - The Company generally records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. For unvested options of Cybex that existed as of the merger date and unvested options of Equinox and 2C that existed as of their respective acquisition dates, the intrinsic value was computed as of the consummation date and the pro rata portion related to future service was deferred (included in deferred compensation in the consolidated balance sheets) and is being amortized over the remaining vesting period of the stock options. The fair value of these unvested options as of the consummation date was computed and the amount in excess of the intrinsic value was included in the respective purchase consideration (see Note 3).

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

	2002	2001	2000
Net income (loss) — as reported	$10,738	$(320,466)	$(130,556)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	11,110	18,183	14,464
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(36,717)	(46,131)	(27,850)
Net income (loss) — pro forma	$(14,869)	$(348,414)	$(143,942)

Basic earnings (loss) per share — as reported	$0.24	$(7.22)	$(3.92)
Basic loss per share — pro forma	$(0.33)	$(7.85)	$(4.33)
Diluted earnings (loss) per share — as reported	$0.24	$(7.22)	$(3.92)
Diluted loss per share — pro forma	$(0.33)	$(7.85)	$(4.33)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	5	5	5
Expected volatility	67.5%	89.9%	87.3%
Risk-free interest rate	2.93 — 4.47%	4.09 — 4.79%	5.70 — 6.47%

Concentrations of Customer Base and Credit Risk — Three customers each exceeded 10% of the Company’s sales for 2002, while only one customer exceeded 10% of sales for 2001 and 2000.  The three customers accounted for 47% of net sales for 2002.  The one customer accounted for 23% of net sales for 2001 and 32% of net sales for 2000. Accounts receivable from these three customers represented approximately 56% of trade receivables at December 31, 2002 and the one customer represented 26% of trade receivables at December 31, 2001.  The Company’s top five customers accounted for 65%, 55% and 61% of net sales for 2002, 2001 and 2000, respectively.

The Company places cash and investments in several high-quality financial institutions and limits the credit exposure from any one institution, issuer or instrument.

Income Taxes - The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, acquired in-process research and development expenses, acquired intangible assets, foreign subsidiary intangibles, accumulated depreciation, loss on write-down of investments and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency - The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar with any transaction gains or losses reported in income. Adjustments from translating financial statements of international subsidiaries are recorded as a separate component of stockholders’ equity.

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At December 31, 2002 and December 31, 2001, the Company had no open forward contracts.

Revenue Recognition - The Company generally records sales upon shipment of the related product, net of any discounts (as the Company generally has no significant post delivery obligations), the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods. The Company’s shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations. At December 31, 2001, certain shipments of approximately $1,100 did not meet the criteria for revenue recognition as described above and were not recorded as revenue in 2001. At December 31, 2002, there were no shipments for which Avocent deferred revenue as the result of not meeting the Company’s criteria for revenue recognition.

The Company participates in cooperative advertising and market development programs with certain distributors and OEMs. These programs are used by the Company to reimburse distributors and OEMs for certain forms of advertising, and in general, allow distributors and OEMs credits up to a specified percentage of net purchases. The Company’s costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

The Company offers extended warranties to customers and recognizes the revenue associated with the extended warranties over the life of the warranty.

Research and Development Expense - Research and development costs are expensed as incurred. In-process research and development obtained through acquisitions of other companies is expensed upon consummation of the acquisition.

Software Development Costs - The costs of software development for the Company’s products incurred between achieving technological feasibility and the integration into the Company’s products available for sale to customers have not been material to date. Such costs, if material, would be capitalized. Additionally, costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage have not been material to date.  The Company has committed to implement a new Enterprise Resource Planning system in 2003 — 2004 and will capitalize the costs of the new system.  As of December 31, 2002, $1,600 had been capitalized for this new system.

Advertising Expense — Advertising costs are expensed as incurred. Advertising expense totaled approximately $6,983, $8,079 and $5,205 for the years ended December 31, 2002, 2001 and 2000, respectively.

Net investment income — Net investment income includes income from interest, dividends, rental property held for lease and accretion of bond discounts, net of related expenses.

Net realized investment gains (losses) — Net realized investment gains (losses) include gains (losses) realized upon the sales of equity and cost basis investments and losses realized on investements when a decline in fair value is determined by management to be other than temporary.

Other Income (Expense) — Other income (expense) consists primarily of gains or losses realized upon the sale of property and equipment, foreign currency exchange gains or losses and interest expense.

Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income (loss), foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Earnings Per Share — Earnings (loss) per common share, and earnings (loss) per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 12).

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

Reclassifications - Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements in order to conform to the 2002 presentation. These reclassifications had no effect on previously reported net income (loss), cash flows from operations or total stockholders’ equity.

Recently Issued Accounting Standards - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has an effective date for financial statements for fiscal years beginning after December 15, 2001.  The Company adopted this statement effective January 1, 2002.  This statement, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.  Additionally, this statement expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.  The impact of SFAS No. 144 on the financial statements was not material.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002. The Company will adopt this statement effective January 1, 2003.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are accrued over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The impact of SFAS No. 146 on the financial statements is not expected to be material.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, which has an effective date of fiscal years beginning after December 31, 2002.  The Company will adopt this statement effective January 1, 2003.  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 have been included elsewhere in this Note 2 to the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The interpretation’s initial recognition and initial measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for fiscal years ending after December 15, 2002.  The Company adopted this interpretation effective December 31, 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued and clarifies when to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The applicable additional disclosure requirements of FIN 45 have been included in Note 9 to the consolidated financial statements.  The impact of the accounting requirements of FIN 45 on the financial statements was not material.

3.            Merger and Acquisitions

Acquisition of 2C - On August 20, 2002, the Company acquired the outstanding preferred and common shares of 2C for approximately $22.8 million in cash, plus the assumption of liabilities and stock options.  The results of 2C’s operations have been included in the consolidated financial statements since that date.  2C, headquartered in Huntsville, Alabama, has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber cable.

In 2000, 2C and Cybex, Avocent’s wholly-owned subsidiary, formed a joint venture, CyCom L.L.C., to focus on computer technology and research for products in the desktop computer and server industry.  Cybex owned 40% of CyCom and the other 60% of CyCom was owned by 2C.  Upon the formation of CyCom, Cybex contributed a license for certain of its intellectual property related to the split bus concept, and 2C contributed management services and capital funding.  The initial products developed from the digital extension technology were announced in late 2001.  Shipments of the products totaled approximately $1.5 million through August 20, 2002.

Under the terms of the joint venture membership agreement, 2C was responsible for all technology development efforts.  The net profits of CyCom were to be split 60% to 2C and 40% to Cybex after 2C recouped its accumulated losses from the development and marketing of CyCom products.  The carrying value of the Company’s investment in CyCom was zero prior to the acquisition of 2C because Cybex’s contribution to it consisted of previously expensed research and development costs related to the technology and CyCom had earned no profits to date.  The Company dissolved CyCom upon the closing of the acquisition of 2C.

2C was founded by Remigius G. Shatas and Robert R. Asprey, who served as directors of 2C prior to the Company’s acquisition of 2C.  Mr. Shatas was formerly a member of the Board of Directors of Cybex (before the merger transaction with Apex Inc. that created Avocent) and served as executive vice president and chief technology officer of Cybex. Mr. Shatas remains a stockholder of Avocent.  Mr. Asprey was also formerly an officer of Cybex, and he too is a current Avocent stockholder.  David S. Butler, who also was a director of 2C prior to the Company’s acquisition of 2C, is a former director of Cybex and a current Avocent stockholder. Mr. Shatas, Mr. Asprey, and Mr. Butler own less than 2% of Avocent’s outstanding shares in the aggregate.  A number of other former 2C shareholders are also Avocent stockholders.  No officer or director of Avocent was an officer, director, shareholder or affiliate of 2C prior to our acquisition of 2C.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill and other intangible assets for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$22,781
Outstanding options assumed	1,850
Acquisition costs	441

Total purchase consideration	$25, 072

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$1,306	—
In-process research and development	6,000	—
Patents	370	5 years
Non-compete agreements	3,273	3 years
Trademarks	2,030	5 years
Customer base	1,613	3 years
Goodwill	15,136	—
Deferred tax liability on intangible assets acquired	(2,733)	Various
Assumed liabilities	(1,923)	—

	$25,072

The acquisition was funded through available cash.  On the closing of the 2C transaction, the Company acquired $32 in cash held by 2C.

The fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

2C’s in-process research and development activities consisted of a redesign of its C-Link card to a PMC form factor, blade development that integrates its existing C-Link cards with a cPCI blade card with PMC connections, C-switch products that allow for transmitting/receiving and switching 2C’s Digital Extension Technology over standard IP protocol, developing an ASIC for 2C’s Digital Extension Technology and NextGen development of Digital Extension Technology to support peripherals and other architectures. The work remaining to be performed on these projects varied, but at the time of the acquisition, the projects were considered to be in early concept form, prototype form, or mid-design form.  All of the projects were still in process at the end of 2002.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2007, with 95% of 2C’s revenue in 2004 coming from projects currently in development.  Therefore, net income attributable to IPR&D was calculated by applying Avocent’s overall projected gross, operating and net profit margins to IPR&D revenue.

Revenue growth related to the in-process research and development is embodied in products to be launched in fiscal years 2003 and 2004. These products have estimated economic lives ranging from approximately three to five years. The product life cycle is characterized by an approximate 1 to 2 year ramp up period, followed by a 1 to 2 year plateau, followed by a 1 to 2 year decline period. Operating margins are projected to be below overall Avocent margins in the early years, but will improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 21%.

Acquisition of Equinox - On January 3, 2001, the Company acquired Equinox Systems Inc. for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value-added resellers and OEMs.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, costs allocated to research and development assets with alternative future uses were capitalized; the remaining amounts of purchased in-process research and development were expensed upon the closing of the transaction.  The excess of the fair value over the intrinsic value of the unvested Equinox options and the fair value of the vested Equinox options at the date of consummation have been included in the purchase consideration.

A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$55,607
Outstanding options assumed	10,579
Acquisition costs	413

Total purchase consideration	$66,599

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$38,981	—
In-process research and development	4,570	—
Patents and trademarks	1,680	7 years
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 — 6 years
Goodwill	21,165	—
Deferred tax liability on intangible assets acquired	(5,962)	Various
Assumed liabilities	(4,385)	—

	$66,599

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

A summary of the total purchase consideration is as follows:

Common stock	$723,788
Outstanding options assumed	30,518
Acquisition costs	5,987

Total purchase consideration	$760,293

The merger was recorded using the purchase method of accounting, and the purchase price was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$109,011	—
In-process research and development	94,000	—
Patents and trademarks	12,018	5 — 7 years
Developed technology	59,490	5 years
Assembled workforce	1,600	3 years
Reseller network	17,000	3 years
Goodwill	523,070	—
Deferred tax liability on intangible assets acquired	(33,930)	Various
Assumed liabilities	(21,966)	—

	$760,293

In-process research and development expense and other acquisition costs included in the accompanying consolidated statement of operations for the year ended December 31, 2000, include the write-off of the $94,000 of in-process research and development acquired and approximately $10,000 of transaction-related fees paid to external advisors.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent and 2C as if the acquisition had occurred on January 1, 2001.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2001, or of results which may occur in the future.

	Year Ended December 31,
	2002	2001

Net sales	$262,034	$255,970
Net income (loss)	$14,670	$(324,127)
Income (loss) per share	$0.32	$(7.30)

4.            Inventories

Inventories consist of the following at December 31, 2002 and 2001:

	2002	2001
Raw materials, net	$7,560	$13,034
Work in process, net	851	446
Finished goods, net	16,011	13,675

Inventories, net	$24,422	$27,155

As of December 31, 2002 and 2001, inventories above have been reduced by reserves for excess and obsolete inventories of $7,502 and $15,279, respectively.

5.            Investments

The amortized costs and estimated fair values of held-to-maturity investments (carried at amortized cost) and available-for-sale securities (carried at fair value) are as follows:

	December 31, 2002
Current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity investments:
Corporate bonds	$48,534	$179	$(12)	$48,701
Asset-backed securities	1,010	3	—	1,013
U.S. government agency obligations	2,005	5	—	2,010
Total	$51,549	$187	$(12)	$51,724

Available-for-sale securities:
Corporate bonds	$33,863	$67	$(84)	$33,846
Mortgage-backed securities guaranteed by U.S. government agencies	12,466	103	—	12,569
Time deposits	9,655	—	—	9,655
Total	$55,984	$170	$(84)	$56,070

	December 31, 2002
Non-current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity investments:
Corporate bonds	$511	$11	$—	$522
Asset-backed securities	1,009	7	—	1,016
U.S. government agency obligations	1,004	22	—	1,026
Totals	$2,524	$40	$—	$2,564

Available-for-sale securities:
Corporate bonds	10,195	12	(4)	10,203
Mortgage-backed securities guaranteed by U.S. government agencies	29,022	307	—	29,329
U.S agency obligations	1,997	13	—	2,010
Equity securities	1,131	—	(348)	783
Totals	$42,345	$332	$(352)	$42,325

	December 31, 2001
Current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity investments:
Corporate bonds	$46,092	$—	$—	$46,092
Mortgage-backed securities guaranteed by U.S. government agencies	2,015	—	—	2,015
Totals	$48,107	$—	$—	$48,107

Available-for-sale securities:
Mortgage-backed securities guaranteed by U.S. government agencies	$36,000	$176	$(13)	$36,163

	December 31, 2001
Non-Current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity investments:
Corporate bonds	$5,847	$—	$—	$5,847
Mortgage-backed securities guaranteed by U.S. government agencies	1,020	—	—	1,020

	$6,867	$—	$—	$6,867

Available-for-sale securities:
Equity securities	$851	$—	$—	$851

Maturities of non-current investments were as follows at December 31, 2002:

	Available-for-sale		Held-to-maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within two years	$12,192	$12,213	$2,524	$2,564
Mortgage-backed securities	29,022	29,329	—	—

Totals	$41,214	$41,542	$2,524	$2,564

Maturities of investments in mortgage-backed securities are included under available-for-sale securities and the Company anticipates prepayment speeds of approximately 25% per year.

Gross realized gains on the sale of available-for-sale securities were approximately $36 and gross realized losses were approximately $378 for the year ended December 31, 2002. During 2002, the Company included gross unrealized losses of $213 on its equity investments and gross unrealized gains of $246 on its investments in mortgage-backed securities as a separate component of stockholder’s equity.  Gross realized gains on the sale of available-for-sale securities were approximately $528 and gross realized losses were approximately $800 for the year ended December 31, 2001. During 2001, the Company recognized gross losses of $4,899 on its equity investments due to impairments that were determined by management to be other than temporary. The remaining fair value of these investments at December 31, 2001, was $851.  Gross realized gains on the sale of available-for-sale securities were approximately $754 and gross realized losses were approximately $1,187 for the year ended December 31, 2000.

In the second quarter of 2002, the Company made a $1,000 investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  The Company purchased 400,000 shares of Rymic’s common stock, giving Avocent approximately a 14% equity position in Rymic.  In addition, as part of the investment, the Company received certain rights of co-sale regarding the shares of stock that were purchased and certain rights of first refusal regarding shares of stock of Rymic held by its major shareholders.  The Company also entered into a Strategic Partnership Agreement with Rymic to share certain technologies and other expertise, and the Company became an authorized reseller of Rymic’s line of rymicNET™ remote monitoring and control products in the computer, server, and data center management markets. Subsequent to the initial investment, the Company received 200 additional shares in Rymic in November of 2002 as a result of Rymic failing to meet certain pre-defined operational targets. During 2002, the Company recorded equity-method losses and an impairment charge totaling $550 against its investment in Rymic, which was included in research and development expenses in the accompanying consolidated statements of operations.

Early in the first quarter of 2001 and prior to the Company’s investment in Rymic, Doyle C. Weeks, one of the Company’s directors and Executive Vice President for Group Operations and Business Development, purchased 10,000 shares of common stock of Rymic at the price of $2.50 per share.  Mr. Weeks also received a gift of 5,000 shares of Rymic common stock from one of its major shareholders.  At approximately the same time, Gary R. Johnson, Avocent’s Senior Vice President of Global Sales and Marketing, purchased 10,000 shares of common stock at the price of $2.50 per share.  At the time of the Company’s investment, Mr. Weeks was one of 6 directors of Rymic, and in connection with his services as a director and prior to Avocent’s investment, Mr. Weeks was awarded nonqualified stock options to purchase 5,000 shares of Rymic common stock at $2.50 per share that vested upon receipt.  Mr. Weeks did not receive any fees from Rymic.  Mr. Weeks remains on the board of directors of Rymic, but will not receive any additional director fees or stock options for as long as the Company holds its equity position in Rymic.

Subsequent to December 31, 2002, the Company entered into a research and development agreement with Rymic whereby the Company will pay $300 to Rymic for the development of certain technologies.  The costs associated with this agreement will be expensed and included in research and development expenses in 2003.

6.            Property Held for Lease

The Company owns a building in Huntsville, Alabama and has executed a five-year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees. Rental income totaled approximately $221 for each of the years ended December 31, 2002 and 2001.

Property held for lease consists of the following at December 31, 2002 and 2001:

	2002	2001
Building	$2,306	$2,306
Accumulated depreciation	(583)	(387)

Property held for lease, net	$1,723	$1,919

Future minimum rental income on this non-cancelable operating lease is approximately as follows:

Year ending December 31:
2003	$221
2004	221
2005	93

$535

7.            Property and Equipment

Property and equipment consists of the following at December 31, 2002 and 2001:

	2002	2001
Land and land improvements	$3,152	$2,911
Buildings	16,873	13,476
Leasehold improvements	1,392	1,378
Computer software and equipment	9,838	9,103
Other equipment	10,804	9,419
Construction in progress	2,002	443

	44,061	36,730
Less accumulated depreciation	(19,748)	(15,387)

Property and equipment, net	$24,313	$21,343

Depreciation expense was $4,361, $4,709 and $2,223 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has signed a contract with an enterprise resource planning system provider for the purchase of a system to be implemented worldwide.  The Company paid approximately $1,600 in the fourth quarter of 2002 and expects the total cost of implementing the system to be in the range of $11,000 to $12,200.  The Company expects the system to be implemented and operational by the middle of 2004.

In February 2003 the Company agreed in principle, subject to completion of inspections and signing of definitive contracts, to purchase a facility in Shannon, Ireland for approximately 6,000 euros to replace the Company’s currently leased space, also in Shannon.  The Company expects to occupy the facility in the summer of 2003.

8.             Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statements of Financial Accounting Standards No. 142, Goodwill and Intangible Assets and No. 141, Business Combinations, which were issued by the Financial Accounting Standards Board in July 2001.  Under these standards, the Company ceased amortizing goodwill totaling $188,000 (including $2,000, net of $1,400 of accumulated amortization for the assembled workforce, classified as other intangible assets as of December 31, 2001) as of January 1, 2002.  The financial statements for the year ended December 31, 2001 included approximately $111,000 of amortization expense under the previous standards.

The following tables present the impact of the new standards on income (loss) from operations, net loss and loss per share, as if they had been in effect for the year ended December 31, 2001.

	For the Year Ended December 31,
	2002 As Reported	2001 As Reported	2001 Pro– Forma
Income (loss) from operations	$10,125	$(324,148)	$(213,150)
Net income (loss)	$10,738	$(320,466)	$(209,468)
Basic earnings (loss) per share	$0.24	$(7.22)	$(4.72)
Diluted earnings (loss) per share	$0.24	$(7.22)	$(4.72)

Acquired other intangible assets subject to amortization, including the intangible assets from the 2C acquisition detailed in Note 3, are as follows:

	December 31, 2002		December 31, 2001
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$32,869	$65,740	$19,931
Patents and trademarks	17,350	5,663	15,966	2,928
Customer base and certifications	21,113	16,013	19,500	9,333
Non-compete agreements	3,273	364	—	—
Assembled workforce	—	—	3,400	1,400
Other	101	67	—	—
	$107,577	$54,976	$104,606	$33,592

For the years ended December 31, 2002 and 2001, amortization expense for other intangible assets was $22.2 million and $21.9 million, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2003	$21,200
2004	$17,300
2005	$10,500
2006	$2,100
2007	$1,500

In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill in the fourth quarter of 2002, as prescribed by this standard.  The test in the fourth quarter concluded that there had been no impairment of goodwill and that no adjustment was required.

During the fourth quarter of 2001, due to the deteriorated economic conditions and lower future growth expectations relative to estimates made at the merger of Apex and Cybex and the acquisition of Equinox, the Company performed an analysis to determine if the remaining balance of goodwill created at the merger and the acquisition had been impaired.  The analysis was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result, the Company recorded a $195,365 reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which were no longer deemed adequate to support the value of goodwill recorded at the dates of the merger and acquisition.

9.            Product Warranties

                The activity within the liability for warranty returns in 2002 is as follows:

2002

Balance, January 1	$4,157

Accruals for product warranties issued during the period	398
Accruals for pre-existing warranties	—
Settlements made during the period	(2,132)
Warranty liability assumed upon the acquisition of 2C	12

Balance, December 31	$2,435

10.          Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

	2002	2001	2000
U.S. operations:
Current:
Federal	$8,262	$12,174	$17,144
State	(1,468)	(309)	935

	6,794	11,865	18,079
Deferred:
Federal	(4,615)	(14,517)	(3,948)
State	(677)	(821)	(208)

	(5,292)	(15,338)	(4,156)

Total U.S. operations tax provision (benefit)	1,502	(3,473)	13,923
Total foreign operations tax provision	3,000	526	630

Total provision for (benefit from) income taxes	$4,502	$(2,947)	$14,553

The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2002	2001	2000
Computed “expected” federal income tax provision (benefit)	$5,334	$(113,195)	$(40,601)
Add (deduct):
Foreign sales corporation income	(29)	(305)	(798)
State income tax deduction	(1,041)	(499)	(140)
Tax effect resulting from foreign activities	(6,154)	(1,741)	(1,472)
Acquired in-process research and development	2,100	1,599	32,900
Goodwill amortization and write-off of intangibles	—	106,830	18,257
Compensation expense	3,897	5,599	2,190
Acquisition expenses	—	—	2,485
Other	395	(1,235)	1,732

	$4,502	(2,947)	$14,553

The components of the net deferred income tax assets and liabilities at December 31, 2002 and 2001, are as follows:

	2002	2001
Net current deferred income tax assets:
Allowance for doubtful accounts	$661	$1,919
Allowance for sales returns and liability for warranty returns	1,928	1,932
Inventory reserves	2,511	4,546
Other	832	558

	$5,932	$8,955

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$(1,682)	$(1,627)
Foreign subsidiary intangibles	2,039	2,005
Acquired in-process research and development expenses	1,236	1,322
Acquired intangible assets	(19,867)	(25,043)
Loss on write-down of investments	1,753	1,884
Other	2,347	1,295

	(14,174)	(20,164)
Less valuation allowance	(2,039)	(2,005)

	$(16,213)	$(22,169)

The Company has a full valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its acquired foreign operations.

11.          Stockholders’ Equity

Preferred Stock - The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2002 and 2001.

Common Stock - The Company has 200,000 shares of $0.001 par value common stock authorized.  There were 45,210 and 44,650 shares issued and outstanding at December 31, 2002 and 2001, respectively.  Upon the merger of Apex and Cybex to form Avocent on July 1, 2000, each share of Apex common stock was exchanged for 1.0905 shares of Avocent common stock.  All capital stock and stock option information included in these consolidated financial statements and related notes have been given retroactive effect for this exchange rate.

12.          Earnings (Loss) Per Share

A summary of the calculation of basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2002, 2001 and 2000, is as follows:

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the Year Ended December 31, 2002
Basic EPS
Net income available to common stockholders	$10,738	44,977	$0.24
Effect of Dilutive Securities
Stock options		572
Diluted EPS
Net income available to common stockholders and assumed conversions	$10,738	45,549	$0.24

For the Year Ended December 31, 2001
Basic EPS
Net loss available to common stockholders	$(320,466)	44,374	$(7.22)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(320,466)	44,374	$(7.22)

For the Year Ended December 31, 2000
Basic EPS
Net loss available to common stockholders	$(130,556)	33,266	$(3.92)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(130,556)	33,266	$(3.92)

At December 31, 2002, 2001 and 2001, options to purchase 5,470, 7,188 and 5,825 shares of common stock, respectively, were outstanding but were not included in the computation of diluted net earnings (loss) per share because inclusion of such options would have been anti-dilutive.

13.          Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $2,882, $2,871 and $1,503 for the years ended December 31, 2002, 2001 and 2000, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Year ending December 31:
2003	$1,629
2004	1,275
2005	1,068
2006	826
2007	773
Thereafter	968

$6,539

These rental payments exclude future rentals on the Shannon, Ireland leased facility after the move to the Company’s purchased facility described in Note 7.  The Company paid a lease termination penalty of approximately $500,000 on February 27, 2003 upon notification to the landlord of the Company’s intentions to cancel the lease.  This payment will be expensed in the first quarter of 2003.

The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows (see Note 19).

14.          Related Party Transactions

In the third quarter of 2002, the Company engaged Mirecho Labs, Inc., a privately-held company based in Acton, Massachusetts, to provide software research and development services to support the Company’s recently acquired 2C product line.  Victor Odryna is one of Mirecho’s founders and serves as President and Chief Executive Officer.  Through July 2001, Mr. Odryna was Avocent’s Senior Vice President of Corporate Strategic Marketing.  During the second quarter of 2002 two of the Company’s officers, Douglas E. Pritchett, Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary, and Kieran MacSweeney, Managing Director of International Operations, and the Chairman of the Board of Directors, Stephen F. Thornton, invested a total of $175 in Mirecho.  The Company paid Mirecho $200 for research and development services performed prior to termination of the agreement on November 1, 2002.  The cost of these research and development services was expensed during 2002.  See Note 2 for further disclosure related to the acquisition of 2C and Note 5 for further disclosure related to the investment in Rymic.

15.          Stock Option and Stock Purchase Plans

The Company has stock option plans covering substantially all of its employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, of Equinox at the acquisition effective January 3, 2001 and of 2C at the acquisition effective August 20, 2002. No additional options have been or will be granted under these pre-existing plans. Options outstanding under the Apex plan were converted to Avocent options at 1.0905 per outstanding option. Options outstanding under the Cybex plans were converted on a one-for-one basis. Options outstanding under the Equinox plan were converted to Avocent options at 0.4575 per outstanding option.  Options outstanding under the 2C plan were converted to Avocent options at 0.3553 per outstanding option.

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

The 1995 Outside Directors Plan provided for nonqualified options for outside directors. At the time of the merger there were options to purchase 37 shares of common stock outstanding under the 1995 Plan. Options under the 1995 Plan will generally expire 5 years from the date of grant. Purchase prices for common stock subject to options issued under the 1995 Plan generally approximate the fair market value of the related shares at the date of grant. Options vest and become exercisable immediately upon issuance.

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

Equinox had adopted an option plan (the Equinox Plan) that provided for nonqualified stock options for officers, directors and employees.  At the time of the acquisition there were options to purchase 675 shares (after conversion to Avocent options at 0.4575 per outstanding option) of common stock outstanding under the Equinox Plan.  Options under this plan generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the Equinox Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest quarterly over four years.

2C had adopted an option plan (the 2C Plan) that provided for nonqualified stock options for officers, directors and employees.  At the time of the merger there were options to purchase 152 shares (after conversion to Avocent options at 0.3553 per outstanding option) of common stock outstanding under the 2C Plan.  Options under this plan generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 2C Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest annually over two years.

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

Pertinent information regarding the Company’s plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 1999	3,600	$0.11 – $22.01	$11.35
Options assumed due to merger of Apex and Cybex	2,375	$3.78 – $37.45	$13.82
Options granted	2,247	$24.00 – $70.94	$49.59
Options forfeited and cancelled	(356)	$5.50 – $58.50	$13.37
Options exercised	(2,032)	$0.11 – $27.17	$9.88

Options outstanding, December 31, 2000	5,834	$0.11 – $70.94	$27.52
Options assumed due to acquisition of Equinox	675	$3.28 – $21.32	$14.65
Options granted	1,672	$14.25 – $37.44	$22.29
Options forfeited and cancelled	(205)	$5.50 – $69.63	$26.18
Options exercised	(793)	$0.11 – $30.38	$11.70

Options outstanding, December 31, 2001	7,183	$0.11 – $70.94	$26.88
Options assumed due to acquisition of 2C	152	$14.08	$14.08
Options granted	2,022	$12.86 – $27.30	$20.90
Options forfeited and cancelled	(606)	$5.50 – $58.38	$36.40
Options exercised	(808)	$0.11 – $22.85	$12.85

Options outstanding, December 31, 2002	7,943	$0.11 – $70.94	$25.82

Included in the stock options outstanding at December 31, 2001, were 290 shares for which vesting was accelerated as the result of employment agreements for certain employees that terminated during 2001.  These options would have been forfeited had the vesting not been accelerated.  As a result, the Company recorded compensation expense in 2001 of approximately $2,600 based on the excess of the intrinsic value at the acceleration date over the intrinsic value at the grant date.  There were no options with accelerated vesting outstanding as of December 31, 2002. However, in the first quarter of 2002, the Company allowed shares issued upon the exercise of certain stock options by a former executive of the Company to be traded as payment for the cost of the options and related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  As a result, the Company recorded approximately $2,000 of compensation expense in the first quarter of 2002.

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

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 – $9.48	665	4.98	$8.02	517	$7.61
$10.05 – $20.00	1,937	6.58	$13.92	1,305	$13.17
$20.10 – $29.38	3,575	8.54	$22.79	1,285	$23.41
$30.21 – $44.25	74	7.09	$33.05	39	$32.50
$46.19 – $70.94	1,692	7.72	$52.52	1,089	$52.52

	7,943			4,235

The options above were issued with exercise prices that approximated fair value at the date of grant. At December 31, 2002, 1,132 shares are available for grant under the Company’s stock option plans.

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

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 78 shares were issued at a weighted average price of $16.01 per share for the year ended December 31, 2002 and 37 shares were issued at a weighted average price of $21.63 per share for the year ended December 31, 2001.  There were no shares issued under the AESPP as of December 31, 2000.

16.          Retirement Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, the Company will match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the years ended December 31, 2002, 2001 or 2000 under the 401(k) savings plan. The Company’s expense for contributions under these plans totaled approximately $907, $710 and $449 for the years ended December 31, 2002, 2001 and 2000, respectively.

17.          Segment Reporting

The Company reports operations as a single operating segment. However, the Company reports sales by geographic region.  Following is a presentation of sales by geographic region for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net sales:
United States	$155,589	$159,799	$138,249
Rest of the World	105,011	96,112	84,123

	$260,600	$255,911	$222,372

The Company sells its products internationally to customers in several countries.  Sales to customers in the United Kingdom accounted for $38,559, $37,551 and $19,892 in 2002, 2001 and 2000, respectively.  No other country accounted for more than

10% of sales in 2002, 2001 or 2000.

As of December 31, 2002, long-lived assets totaled $282,262, which includes $280,513 held in the U.S. and $1,749 held outside of the U.S.  As of December 31, 2001, long- lived assets totaled $280,423, which includes $278,118 held in the U.S. and $2,305 held outside of the U.S.

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

	Three Months Ended
	March 29, 2002	June 28, 2002	September 27, 2002	December 31, 2002

Net sales	$62,103	$63,018	$64,490	$70,988
Gross profit	$30,263	$31,616	$33,238	$36,610
Income (loss) from operations	$(1,394)	$3,879	$326	$7,314
Net income (loss)	$303	$3,567	$(325)	$7,193
Net income (loss) per share (1):
Basic	$0.01	$0.08	$(0.01)	$0.16
Diluted	$0.01	$0.08	$(0.01)	$0.16

	Three Months Ended
	March 30, 2001	June 29, 2001	September 28, 2001	December 31, 2001
Net sales	$73,174	$65,079	$55,095	$62,563
Gross profit	$35,834	$19,071	$24,946	$26,135
Income (loss) from operations (2)	$(27,130	$(40,961)	$(31,881)	$(224,176)
Net income (loss) (2)	$(28,123)	$(36,855)	$(29,259)	$(226,229)
Net income (loss) per share (1):
Basic	$(0.64)	$(0.83)	$(0.66)	$(5.07)
Diluted	$(0.64)	$(0.83)	$(0.66)	$(5.07)

(1)  The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the estimated value of the Company’s Common stock during the year and the effect these variations had on the shares outstanding calculation.

(2)  Income (loss) from operations and net income (loss) for the three months ended December 31, 2001 includes a $195,365 reduction in the carrying value of goodwill.

19.          Patent Dispute

In May 2001, Avocent Redmond Corp. (the Company’s wholly-owned subsidiary formerly known as Apex) filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc.  The Raritan complaint sought injunctive relief, damages, attorney’s fees and costs under three patents.  After a seven day bench trial in New York, U.S. District Judge Milton Pollack reached a decision in the first quarter of 2002 that there was no infringement of the three patents by Raritan and ordered that judgment be entered in favor of Raritan.  Accordingly, the Company expensed $2,700 in legal fees incurred to date during the quarter ended March 29, 2002 due to the uncertainty of the outcome of litigation.  Approximately $1,800 of these fees were deferred from previous periods (which were included as other intangible assets at December 31, 2001) and $900 of fees were incurred during the quarter ended March 29, 2002.  The Company is in the process of appealing the judgment, and oral arguments before the appellate court were held in December of 2002.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III

Information with respect to Items 10 through 13 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2003 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 14. Disclosure Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedules

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2002, 2001 and 2000 (in thousands)

	Beginning Balance	Assumed on the Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance
Year ended December 31, 2000 (2):
Allowance for doubtful accounts	$535	2,170	—	(23)	$2,682
Allowance for inventory obsolescence	$341	2,466	693	—	$3,500
Allowance for sales returns	$354	—	643	—	$997
Liability for warranty returns	$545	3,537	—	(200)	$3,882
Valuation allowance for income taxes	$—	2,039	—	—	$2,039

Year ended December 31, 2001:
Allowance for doubtful accounts	$2,682	143	1,849	(622)	$4,052
Allowance for other receivables	$—	—	1,772	—	$1,772
Allowance for inventory obsolescence	$3,500	2,789	15,781	(6,791)	$15,279
Allowance for sales returns	$997	472	2,630	(1,492)	$2,607
Liability for warranty returns	$3,882	260	2,040	(2,025)	$4,157
Valuation allowance for income taxes	$2,039	—	—	(34)	$2,005

Year ended December 31, 2002:
Allowance for doubtful accounts	$4,052	2	(119)	(1,372)	$2,563
Allowance for other receivables	$1,772	—	(1,772)	—	$—
Allowance for inventory obsolescence	$15,279	37	5,118	(12,932)	$7,502
Allowance for sales returns	$2,607	—	3,145	(1,983)	$3,769
Liability for warranty returns	$4,157	12	398	(2,132)	$2,435
Valuation allowance for income taxes	$2,005	—	34	—	$2,039

(1)           These are the balances assumed from the acquisition of Cybex Computer Products Corporation during 2000, from the acquisition of Equinox Systems Inc. in 2001 and from the acquisition of 2C Computing, Inc. in 2002.

(2)           Additions to income and deductions from reserves for valuation and qualifying accounts were netted for presentation purposes due to being insignificant to the December 31, 2000 financial statements.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
2.1	Agreement and Plan of Reorganization dated March 8, 2000, by and among Apex Inc., Cybex Computer Products Corporation, and the Company (f/k/a Aegean Sea Inc.)	S-4	AGI	3/31/00	Ex. 2.1
2.2	Plan and Agreement of Merger dated November 3, 2000, by and among Blue Marlin Acquisition Corporation, Equinox Systems Inc., and the Company	8-K	AVCT	11/20/00	Ex. 2.1
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended Bylaws of Avocent Corporation					X
10.2	Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.9
10.2.1	Form of Nonstatutory Stock Option Letter Agreement related to Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.10
10.3	Cybex Computer Products Corporation 1995 Employee Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.3
10.4	Cybex Computer Products Corporation 1995 Outside Directors Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.4
10.5	Cybex Computer Products Corporation 1998 Employee Stock Incentive Plan	10-K	Cybex	6/26/98	Ex. 10.7
10.6	Apex Inc. Employee Stock Purchase Plan	SB-2	Apex	12/12/96	Ex. 10.11
10.7	Equinox Systems Inc. 1992 Non-Qualified Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.6
10.8	Equinox Systems Inc. 1993 Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.7
10.9	Equinox Systems Inc. Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.8
10.10	Equinox Systems Inc. 2000 Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.9
10.17	Employment and Non-competition Agreement dated March 7, 2000 by and between Apex Inc. and C. David Perry	S-4/A	AVCT	5/30/00	Ex. 10.17
10.19	Amendment Agreement dated March 7, 2000 by and between Apex Inc. and Kevin J. Hafer	10-K	Apex	5/30/00	Ex. 10.3.3
10.19.1	First Amendment to Amendment Agreement dated December 1, 2000 between Apex Inc. and Kevin J. Hafer	10-K	AVCT	3/27/01	Ex 10.19.1
10.20	Purchase Agreement dated September 19, 1994 between Apex Inc. and Compaq Computer Corporation, as amended	SB-2	Apex	12/12/96	Ex. 10.6

10.21	Amendment to Purchase Agreement effective as of August 6, 1998 between Apex Inc. and Compaq Computer Corporation(2)	10-Q	Apex	11/9/98	Ex. 10.6.2
10.22	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and R. Byron Driver	10-Q	AVCT	9/29/00	Ex. 10.1
10.23	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Barry L. Harmon	10-Q	AVCT	9/29/00	Ex. 10.2
10.23.1	Separation and General Release Agreement among the Company, Apex Inc., and Barry L. Harmon	10-Q	AVCT	11/13/01	Ex 10.23.1
10.24	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Gary R. Johnson	10-Q	AVCT	9/29/00	Ex. 10.3
10.25	Amended and Restated Employment and Noncompetition Agreement among Avocent International Ltd., the Company, and Kieran MacSweeney	10-Q	AVCT	9/29/00	Ex. 10.4
10.27	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Douglas E. Pritchett	10-Q	AVCT	9/29/00	Ex. 10.6
10.28	Amended and Restated Employment and Noncompetition Agreement among Apex, Inc., the Company, and Samuel F. Saracino	10-Q	AVCT	9/29/00	Ex. 10.7
10.29	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Christopher L. Thomas	10-Q	AVCT	9/29/00	Ex. 10.8
10.30	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Stephen F. Thornton	10-Q	AVCT	9/29/00	Ex. 10.9
10.30.1	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation, and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.31	Amended and Restated Employment and Noncompetition Agreement among Avocent Employment Services Company, the Company, and Doyle C. Weeks	10-Q	AVCT	9/29/00	Ex. 10.10
10.32	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11

10.33	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan	10-Q	AVCT	9/29/00	Ex. 10.12
10.34	Avocent Corporation 2000 Stock Option Plan	Sched. 14A	AVCT	11/3/00	App. A
10.35	Avocent Corporation 2000 Employee Stock Purchase Plan	Sched. 14A	AVCT	11/3/00	App. B
10.36	Employment and Noncompetition Agreement among Cybex Computer Products Corporation, the Company, and John R. Cooper	10-K	AVCT	3/29/02	Ex. 10.36
10.37.1	Fourth Amendment to the Net Lease Agreement dated October 17, 2002, by and between Avocent’s subsidiary, Apex Inc., and Willows Redmond, L.L.C.	10-Q	AVCT	9/27/02	Ex. 10.37.1
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants					X
24.1	Power of Attorney(3)					X
99.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

(1)	The following abbreviations are used to identify corporate entities:

AVCT = Avocent Corporation

AGI = Aegean Sea Inc. (now known as Avocent Corporation)

Apex = Apex Inc. (now known as Avocent Redmond Corp.)

Cybex = Cybex Computer Products Corporation (now know as Avocent Huntsville Corp.)

(2)	Confidential treatment has previously been requested for portions of these documents.

(3)	Set forth on page 60 and incorporated herein by reference.

 (c) Reports on Form 8-K

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
John R. Cooper President and Chief Executive Officer Date: March 27, 2003

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

Signature	Title	Date

/s/ John R. Cooper	President and Chief Executive Officer and Director	March 27, 2003
John R. Cooper	(Principal Executive Officer)

/s/ Douglas E. Pritchett	Senior Vice President of Finance, Chief Financial Officer, Treasurer, and Assistant Secretary
Douglas E. Pritchett	(Principal Financial Officer)	March 27, 2003

/s/ Edward H. Blankenship	Vice President of Accounting and Chief Accounting Officer	March 27, 2003
Edward H. Blankenship	(Principal Accounting Officer)

/s/ Stephen F. Thornton	Chairman of the Board and Director	March 27, 2003
Stephen F. Thornton

/s/ Harold D. Copperman	Director	March 27, 2003
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	March 27, 2003
Francis A. Dramis, Jr.

/s/ Barry L. Harmon	Director	March 27, 2003
Barry L. Harmon

/s/ Edwin L. Harper	Director	March 27, 2003
Edwin L. Harper

/s/ William H. McAleer	Director	March 27, 2003
William H. McAleer

/s/ David P. Vieau	Director	March 27, 2003
David P. Vieau

/s/ Doyle C. Weeks	Director	March 27, 2003
Doyle C. Weeks

Sarbanes-Oxley Act of 2002 Section 302(a) Certification of Chief Executive Officer

I, John R. Cooper, certify that:

1.             I have reviewed this annual report on Form 10-K of Avocent Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ John R. Cooper
John R. Cooper
President and Chief Executive Officer

Sarbanes-Oxley Act of 2002 Section 302(a) Certification of Chief Financial Officer

I, Douglas E. Pritchett, certify that:

1.             I have reviewed this annual report on Form 10-K of Avocent Corporation;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)             presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary