Form 10-Q
period 2003-03-28
AVOCENT CORP
filed 2003-05-09
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2003 or

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

☒ Yes  ☐ No

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

☒ Yes  ☐ No

As of May 6, 2003, the number of outstanding shares of the Registrant’s Common Stock was 45,877,343

AVOCENT CORPORATION

FORM 10-Q

March 28, 2003

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended
	March 28, 2003	March 29, 2002
	(unaudited)	(unaudited)
Net sales	$71,162	$62,103
Cost of sales	31,565	31,840
Gross profit	39,597	30,263

Research and development expenses	6,812	6,437
Selling, general and administrative expenses	16,659	19,923
Amortization of intangible assets	6,156	5,297
Total operating expenses	29,627	31,657

Income (loss) from operations	9,970	(1,394)

Net investment income	1,226	1,386
Net realized investment losses	(87)	(75)
Other income (expense), net	(305)	53

Income (loss) before provision for (benefit from) income taxes	10,804	(30)
Provision for (benefit from) income taxes	2,637	(333)

Net income	$8,167	$303

Earnings per share:
Basic	$0.18	$0.01

Diluted	$0.17	$0.01

Weighted average shares used in computing earnings per share:
Basic	45,413	44,828

Diluted	46,691	45,698

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 28, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$75,092	$61,699
Investments maturing within one year	98,433	107,619
Accounts receivable, net	38,840	36,313
Income taxes receivable	356	609
Other receivables, net	1,028	1,191
Inventories, net	21,264	24,422
Other current assets	3,426	3,256
Deferred tax assets	5,257	5,932
Total current assets	243,696	241,041
Investments	65,316	44,849
Property held for lease, net	1,673	1,723
Property and equipment, net	23,759	24,313
Goodwill	203,625	203,625
Other intangible assets, net	46,485	52,601
Other assets	459	455
Total assets	$585,013	$568,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,779	$6,416
Accrued wages and commissions	5,515	7,743
Accrued liabilities	12,511	13,662
Income taxes payable	10,481	6,901
Total current liabilities	34,286	34,722
Deferred tax liabilities	14,061	16,213
Total liabilities	48,347	50,935

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of March 28, 2003 and December 31, 2002, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 45,687 and 45,210 shares issued and outstanding as of March 28, 2003 and December 31, 2002, respectively	46	45
Additional paid-in capital	945,240	936,288
Accumulated other comprehensive income	273	14
Deferred compensation	(4,621)	(6,236)
Accumulated deficit	(404,272)	(412,439)
Total stockholders’ equity	536,666	517,672
Total liabilities and stockholders’ equity	$585,013	$568,607

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the three months ended
	March 28, 2003	March 29, 2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income:	$8,167	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,356	1,078
Amortization of intangible assets	6,156	5,297
Stock-based compensation	1,615	5,493
Amortization of premiums on investments	762	373
Net loss on sales of investments	87	75
Income tax benefit from exercise of stock options	1,687	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,527)	8,353
Other receivables, net	163	1,061
Inventories, net	3,158	4,489
Other assets	(164)	781
Accounts payable	(637)	(1,102)
Accrued wages and commissions	(2,228)	230
Accrued liabilities	(1,151)	(4,111)
Income taxes, current and deferred	2,226	(1,275)
Net cash provided by operating activities	18,670	21,045

Cash flows from investing activities:
Purchases of property and equipment	(802)	(1,596)
Purchases of investments	(45,111)	(58,416)
Maturities of investments	33,352	11,321
Proceeds from sales of investments	—	305
Net cash used in investing activities	(12,561)	(48,386)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,266	1,794
Net cash provided by financing activities	7,266	1,794

Effect of exchange rate changes on cash and cash equivalents	18	(4)

Net increase (decrease) in cash and cash equivalents	13,393	(25,551)
Cash and cash equivalents at beginning of period	61,699	80,506
Cash and cash equivalents at end of period	$75,092	$54,955

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission.

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.

Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries.  Significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	March 28, 2003	December 31, 2002
	(unaudited)	(audited)
Raw materials	$6,307	$7,560
Work-in-process	1,061	851
Finished goods	13,896	16,011
Inventories, net	$21,264	$24,422

Inventories above have been reduced by reserves for excess and obsolete inventories of $8,076 and $7,502, as of March 28, 2003 and December 31, 2002, respectively.

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

Stock option exercises — Options to purchase 425 shares of our Common Stock were exercised during the quarter ended March 28, 2003.  We received proceeds totaling $6,609 from these option exercises. Additionally, 51 shares of our Common Stock were issued during the three months ending March 28, 2003 under our Employee Stock Purchase Plan.  We received proceeds totaling $657 from issuance these share issuances.

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  For the three months ended March 28, 2003 and March 29, 2002, total other comprehensive income amounted to $259 and $125, respectively.  As of March 28, 2003 and March 29, 2002, total accumulated other comprehensive income was $ 273 and $14, respectively.

Note 5.   Earnings Per Share

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 28, 2003
Basic EPS
Net income available to common stockholders	$8,167	45,413	$0.18
Effect of Dilutive Securities
Stock options	—	1,278	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$8,167	46,691	$0.17

For the three months ended March 29, 2002
Basic EPS
Net income available to common stockholders	$303	44,828	$0.01
Effect of Dilutive Securities
Stock options	—	870	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$303	45,698	$0.01

Note 6.   Sales by Geographic Region

We report operations as a single operating segment; however, we report sales by geographic region.  Following is a presentation of sales by geographic region for the periods ended March 28, 2003 and March 29, 2002:

	For the three months ended
	March 28, 2003	March 29, 2002
	(unaudited)	(unaudited)
Net sales:
United States	$42,321	$37,346
Rest of the World	28,841	24,757
	$71,162	$62,103

As of March 28, 2003, long-lived assets totaled $275,542, which includes $273,899 held in the U.S. and $1,643 held outside of the U.S.  As of December 31, 2002, long-lived assets totaled $282,262, which includes $280,423 held in the U.S. and $2,305 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At March 28, 2003, we had a liability related to two open forward contracts, both maturing in the second quarter of 2003, with a fair value at March 28, 2003 of approximately $157.

Note 8.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	March 28, 2003		December 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$36,105	$65,740	$32,869
Patents and trademarks	17,482	6,635	17,350	5,663
Customer base and certification	21,113	17,772	21,113	16,013
Non-compete agreements	3,273	636	3,273	364
Other	101	76	101	67
	$107,709	$61,224	$107,577	$54,976

For the three months ended March 28, 2003 and March 29, 2002, amortization expense for other intangible assets was $6.2 million and $5.3 million, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2003	$21,200
2004	$17,300
2005	$10,500
2006	$2,100
2007	$1,500

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we will test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform the annual impairment test in the fourth quarter of each year.

There were no additions or deletions to the carrying amount of goodwill for the three months ended March 28, 2003.

Note 9.   Shannon Building Purchase

In May 2003, Avocent Corporation’s wholly-owned subsidiary, Avocent International Ltd, signed a contract to purchase a 129,000 square foot facility in Shannon, Ireland, for 5,350 euros plus stamp duty (approximately $6,400 in total) from Tellabs Limited. The new facility and the currently leased space are both located in the Shannon Free Trade Zone.  In February 2003, we gave notice of our intent to terminate our current lease upon transfer of our European headquarters and manufacturing operations to the new facility, which is expected to occur in the summer of 2003. We paid a lease termination penalty of  $514 upon notification to the landlord of our intention to cancel the lease. This payment was expensed in the first quarter of 2003.  We expect to occupy the new purchased facility in the third quarter of this year.

Note 10.  Patent Dispute

In May 2001, Avocent Redmond Corp. (formerly Apex Inc.), our wholly-owned subsidiary, filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of three patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling in the patent litigation between Avocent Redmond Corp. and Raritan Computer Inc.  The Court of Appeals ruled in favor of Avocent Redmond Corp. by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

Note 11.  Stock Based Compensation

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net income — as reported	$8,167	$303
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,501	4,583
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,524	10,553
Net income (loss) — pro forma	$2,144	$(5,667)

Basic earnings per share — as reported	$0.18	$0.01
Basic loss per share — pro forma	$0.05	$(0.13)
Diluted earnings per share — as reported	$0.17	$0.01
Diluted loss per share — pro forma	$0.05	$(0.13)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003	2002
Dividend yield	0.0%	0.0%
Expected life (years)	5	5
Expected volatility	67.5%	67.5%
Risk-free interest rate	2.55%	4.47%

Note 12.  Recently Issued Accounting Standards

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal, which is effective for disposal or exit activities that are initiated after December 31, 2002. We adopted this statement effective January 1, 2003.  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).  The statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which liability is incurred, except for liabilities for one-time termination benefits that are accrued over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The impact of SFAS No. 146 was not material to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING MERGER ACCOUNTING, ACQUISITION, AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, STATEMENTS ABOUT THE TIMING, IMPLEMENTATION, AND BENEFITS OF OUR NEW ERP SYSTEM AND THE PURCHASE OF OUR NEW FACILITY IN SHANNON, IRELAND, AND STATEMENTS RELATING TO ANTICIPATED CAPITAL NEEDS AND USES.

THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS, RISKS ATTRIBUTABLE TO FUTURE PRODUCT DEMAND, SALES, AND EXPENSES, RISKS ASSOCIATED WITH PRODUCT DESIGN EFFORTS, RISKS ASSOCIATED WITH RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS AND SINGLE SOURCE COMPONENTS, THE LOSS OF ONE OF OUR OEM CUSTOMERS, A REDUCTION OR FLUCTUATIONS IN SALES OF OUR OEM OR BRANDED PRODUCTS, INTENSE COMPETITION AND NEW PRODUCTS AND TECHNOLOGIES FROM EXISTING AND NEW COMPETITORS, RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, FLUCTUATIONS IN FOREIGN CURRENCIES, RISKS RELATED TO MERGER INTEGRATION, AND OTHER RISKS DETAILED IN OUR  ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2003.

Overview

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products, technologies and software sold or licensed under the Avocent, Apex, Cybex, Equinox, and 2C brands, including our AMX™ , AutoView™, DS Series™, OutLook®, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our 2C product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. For the quarter ended March 28, 2003, sales to our OEM customers were 47% of net sales, sales to our reseller and distributor network were 51% of net sales, and sales to our direct customers were 2% of net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  Our top five customers, who include OEMs and distributors, accounted for 62.6% of our sales for the quarter ended March 28, 2003.

We sell our products in the United States, Canada, Europe and Asia as well as in other foreign markets.  Sales within the

United States accounted for approximately 59.5% of sales in the quarter ended March 28, 2003, while sales outside of the United States accounted for 40.5% of sales in the quarter ended March 28, 2003.

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

We received ISO 9000:2000 accreditation for our global business processes during the first quarter of 2003.  We believe ISO accreditation will become a requirement for doing business with several of our OEM customers.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold and may sell additional shares of our common stock to provide personal liquidity and diversify their portfolios.

During 2003 we commenced implementation of a new enterprise resource planning system which we expect to have fully operational in 2004. We have capitalized costs related to the ERP project of over $1.6 million through March 28, 2003.  We expect the total cost of implementing the system to be in the range of $11.0 million to $12.2 million.  We expect the new system will provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships and operating expenses on more a timely basis.  The implementation of the new system involves a number of risks, as detailed in our Risk Factors contained in our Form 10-K for December 31, 2002.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	March 28, 2003	March 29, 2002
Net sales	100.0%	100.0%
Cost of sales	44.4	51.3
Gross profit	55.6	48.7
Operating expenses:
Research and development expenses	9.6	10.4
Selling, general and administrative expenses	23.4	32.0
Amortization of intangible assets	8.6	8.5
Total operating expenses	41.6	50.9

Income (loss) from operations	14.0	(2.2)

Net investment income	1.7	2.2
Net realized investment losses	(0.1)	(0.1)
Other income (expense), net	(0.4)	0.1

Loss before provision for (benefit from) income taxes	15.2	(0.0)

Provision for (benefit from) income taxes	3.7	(0.5)

Net income	11.5%	0.5%

Net sales.  Net sales increased 15% to $71.2 million for the first quarter of 2003 from $62.1 million for the first quarter of 2002.  The increase in sales resulted primarily from the strength of our OEM and our reseller and distributor channels in the first quarter of 2003 as compared to the first quarter of 2002.  Both the reseller and distributor channel and the OEM channel benefited from revenue from new products introduced during the second half of 2002. The new products include the AMX and the AVR and OEM versions of our digital product family.  These new products accounted for more than $12.5 million of first quarter 2003 sales.  Sequentially, our sales increased approximately $200,000 from the fourth quarter of 2002.  The sequential increase in sales was due to strength in our branded U.S. sales, which helped offset lower overall OEM sales.   Our OEM sales declined 6% from the fourth quarter of 2002.  This decline in OEM sales compares favorably to the 9% sequential decline from the fourth quarter of 2001 to the first quarter of 2002.  We attribute most of this improvement to the continued ramp up in sales of our digital products through the OEM channel.  The sequential decline from the fourth quarter of 2002 to the first quarter of 2003 in OEM sales was offset by an improvement in our reseller and distributor business, which increased approximately 9% from the fourth quarter of 2002. Sales through our reseller and distributor channel increased 10% from $32.8 million in the first quarter of 2002 to $36.1 million in the first quarter of 2003. Direct sales increased 29% from $1.5 million in the first quarter of 2002 to $1.8 million in the first quarter of 2003. OEM sales increased 19% from $27.8 million in the first quarter of 2002 to $33.2 million in the first quarter of 2003. Reseller and distributor sales were 51% of sales for the first quarter of 2003, compared to 53% of sales for the first quarter of 2002.  OEM sales were 47% of sales for the first quarter of 2003, compared to 45% of sales for the first quarter of 2002.  Direct sales were 2% of sales for the first quarter of 2003 and 2002.

We experienced an increase in sales both within the United States and internationally. Sales within the United States increased 13% to 42.3 million in the first quarter of 2003 from $37.3 million in the first quarter of 2002.  International sales increased 16% to $28.9 million in the first quarter of 2003 from $24.8 million in the first quarter of 2002.  Sales within the United States were 60% of sales for the first quarter of both 2003 and 2002, and international sales were 40% of sales for the first quarter of both 2003 and 2002.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit increased to 55.6% in the first quarter 2003 as compared to 48.7% in the first quarter of 2003.  The primary reasons for strong margins in 2003 were cost reductions and favorable customer and product mix.  Our costs declined in the first quarter of 2003 primarily due to improved pricing from our vendors and the cessation of the West Coast port labor dispute.  Our U.S. branded sales were up significantly from last year and these sales carry a higher gross margin than our OEM and international sales.  Our digital family of products has higher gross margins than our other products and accounted for 33% of total sales for the first quarter of 2003, compared to 19% of sales for the first quarter of 2002.  In future quarters we expect gross margin to return to the 52% to 54% range as OEM and international sales increase as a percentage of our sales mix.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $6.8 million, or 9.6% of net sales, in the first quarter of 2003 compared to $6.4 million, or 10.4% of net sales, for the first quarter of 2002.  The increase in the amount spent on research and development can be attributed to an increase in headcount, primarily as a result of the 2C purchase in the third quarter of 2002, and an increase in materials, certification, and testing of products currently in development. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  We expect research and development expenditures to be at the same level in the second quarter of 2003 as in the first quarter of 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $16.7 million, or 23.4% of net sales, for the first quarter of 2003 compared to $19.9 million, or 32.0% of net sales, for the first quarter of 2002.  The decrease in selling, general and administrative expenses was affected by our decision to expense $2.7 million in legal fees during the first quarter of 2002.  Approximately $1.8 million of these fees were deferred from previous periods and $900 thousand of fees were incurred during the first quarter of 2002. These fees related to the patent infringement lawsuit we brought against one of our competitors challenging the use of on-screen technology in the competitor’s switches.  A court decision was reached in February 2002 that found no infringement of the three patents involved in the lawsuit.  The judgment was vacated by the United States Court Appeals in April 2003 and remanded back to the district court.  We intend to continue to vigorously pursue the lawsuit.  Nevertheless, we continue to expense these legal fees due to the uncertainty of the litigation.  In addition, we recorded $2.0 million of compensation expense in the first quarter of 2002 as the result of a cashless option exercise.  We allowed shares issued upon the exercise of certain options by a former executive to be traded as payment for the cost of these options and the related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  The reduction in selling, general and administrative expenses was partially offset by a $514,000 lease cancellation fee we paid and expensed in the first quarter of 2003 related to the purchase of a new facility in Shannon, Ireland.  We expect selling, general and administrative expenditures to decline slightly in the second quarter of 2003 from the level we experienced in the first quarter of 2003.

Amortization of intangible assets.  Amortization of $6.2 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C, while amortization of $5.3 million in 2002 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox.  The increase in amortization expense relates primarily to the additional expense for intangible assets recorded at the acquisition of 2C.

Net investment income.  Net investment income decreased to $1.2 million in the first quarter of 2003 from $1.4 million in the first quarter of 2002.  Although we had more cash and investments in 2003 than in 2002, interest income has declined due to lower interest rates.

Net realized investment losses.  Net realized investment losses remained relatively flat from $75,000 in the first quarter of 2002 to $87,000 in first quarter of 2003.

Other income (expense), net.  Net other income (expense) decreased from income of $53,000 in the first quarter of 2002, to expense of $305,000 in the first quarter of 2003. The decline related primarily to foreign exchange losses of $294,000 recorded in the first quarter of 2003 as compared to gains of approximately $60,000 recorded in the first quarter of 2002. This decline relates primarily to the change in the exchange rate of the dollar versus the euro.

Provision for (benefit from) income taxes.  The provision for income taxes was approximately $2.6 million for the first quarter of 2003, compared to a benefit from income taxes of $333,000 in the first quarter of 2002.  The change in taxes resulted from the impact of merger related expenses on lower sales volume and taxable income in the first quarter of 2002 as compared to higher sales volume and higher taxable income in 2003. Also affecting our tax rate was the mix of our pre-tax profit among our U.S. and international companies.

Net income (loss).  Net income for the first quarter of 2003 was $8.2 million compared to $303,000 for the first quarter of 2002, as a result of the above factors, including the increase in our revenues and our margins, as well as a reduction in selling, general and administrative charges.  Net income as a percentage of sales for the first quarter of 2003 was 11.5%, compared to 0.5% for the first quarter of 2002.

Liquidity and Capital Resources

As of March 28, 2003, our principal sources of liquidity consisted of over $238 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $18 million in the first three months of 2003, compared to approximately $21 million in the first three months of 2002.  The continued strong cash flow from operations in the first quarter of 2003 is primarily the result of increased net income and our continued focus on managing our receivables and inventory that has carried over from 2002.  Inventories declined from $24.4 million at December 31, 2002 to $21.3 million at March 28, 2003.  The decline in inventory was the result of the continued efforts of our operations group, at all of our locations, to increase turnover by consuming existing supplies while maintaining adequate inventory to meet customer demands.  Inventories were also affected by increases to our reserves and valuation accounts.  We anticipate that inventories will trend downward slightly during 2003.  Additionally, we recorded a tax benefit from the exercise of stock options of over $1.6 million in the first quarter of 2003.  We experienced significant exercises of stock options in the first quarter of 2003 as our stock achieved new 52-week highs in February and March of 2003.  An increase in receivables partially offset the impact of the decline in inventory and the tax benefit from options.  The increase in receivables was a result of the timing and volume of sales in the first quarter of 2003.  A decline in accrued compensation also affected cash flow from operations for the first quarter of 2003.  Overall, our annual employee bonuses were larger for 2002 than for 2001 and we paid these bonuses to our employees shortly after year-end in efforts to tie the reward to the improved results of 2002.

In February 2003 we agreed in principle, and in May 2003, we signed a definitive contract to purchase a facility in Shannon, Ireland for approximately 6.0 million euros to replace our currently leased space in Shannon.  We expect to occupy and transfer our operations to the new facility in the summer of 2003.  We purchased a currency forward to hedge the purchase price at approximately $6.4 million.  Additionally, in February 2003 we paid an early cancellation fee of approximately $514,000 to the owner of our current leased facility, which we recognized as an expense in the first quarter of 2003.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Investments

Our investments consist of corporate bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as held-to-maturity securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of March 28, 2003, no investment was considered to have sustained an other-than-temporary decline, and no charge was recorded.

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

•              During the first quarter of 2003 we began implementing a new ERP system.  In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," we will capitalize the direct costs incurred during the application development stage of the implementation.  The costs capitalized to date for the new system totaled $1.6 million as of March 28, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at March 28, 2003. We generally hold investment securities until maturity.

We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of March 28, 2003, the fair value of our equity investments was $996,000. A 20% adverse change in equity prices would result in a decrease of approximately $199,000 in the fair value of our equity securities as of March 28, 2003.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of foreign currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. At March 28, 2003, we had two open forward contracts, both maturing in the second quarter of 2003, with a fair value at March 28, 2003 of approximately $157,000.

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

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In May 2001, Avocent Redmond Corp. (formerly Apex Inc.), our wholly-owned subsidiary, filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of three patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling in the patent litigation between Avocent Redmond Corp. and Raritan Computer Inc.  The Court of Appeals ruled in favor of Avocent Redmond Corp. by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits

10.38	Purchase contract for facility in Shannon, Ireland, by and among Avocent International Limited and Tellabs Limited.

99.4	Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

On January 30, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our fourth quarter and year ended December 31, 2002.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.
(Registrant)

Date:	May 9, 2003	/s/ Douglas E. Pritchett
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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary