Form 10-Q
period 2003-06-27
AVOCENT CORP
filed 2003-08-06
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2003 or

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

☒ Yes  ☐ No

As of August 4, 2003, the number of outstanding shares of the Registrant’s Common Stock was 46,357,883.

AVOCENT CORPORATION

FORM 10-Q

JUNE 27, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the three months ended		For the six months ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$70,612	$63,018	$141,774	$125,122
Cost of sales	29,927	31,402	61,492	63,243
Gross profit	40,685	31,616	80,282	61,879

Research and development expenses	7,654	6,972	14,466	13,409
Selling, general and administrative expenses	18,124	15,468	34,783	35,391
Amortization of intangible assets	6,156	5,297	12,312	10,594
Total operating expenses	31,934	27,737	61,561	59,394

Income from operations	8,751	3,879	18,721	2,485

Net investment income	1,281	1,479	2,507	2,865
Net realized investment losses	(123)	(69)	(210)	(144)
Other income (expense), net	(114)	(166)	(419)	(113)

Income before income taxes	9,795	5,123	20,599	5,093
Provision for income taxes	2,450	1,556	5,087	1,223

Net income	$7,345	$3,567	$15,512	$3,870

Earnings per share:
Basic	$0.16	$0.08	$0.34	$0.09
Diluted	$0.16	$0.08	$0.33	$0.08

Weighted average shares used in computing earnings per share:
Basic	45,917	44,947	45,671	44,888
Diluted	47,361	45,625	47,026	45,685

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 27, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,042	$61,699
Investments maturing within one year	104,395	107,619
Accounts receivable, net	38,555	36,313
Income taxes receivable	381	609
Other receivables, net	583	1,191
Inventories, net	20,527	24,422
Other current assets	3,229	3,256
Deferred tax assets	4,752	5,932
Total current assets	231,464	241,041
Investments	93,284	44,849
Property held for lease, net	1,624	1,723
Property and equipment, net	32,356	24,313
Goodwill	203,625	203,625
Other intangible assets, net	40,195	52,601
Other assets	552	455
	$603,100	$568,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,935	$6,416
Accrued wages and commissions	6,506	7,743
Accrued liabilities	13,613	13,662
Income taxes payable	6,750	6,901
Total current liabilities	34,804	34,722
Deferred tax liability	11,485	16,213
Total liabilities	46,289	50,935
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 46,235 and 45,210 shares issued and outstanding as of June 27, 2003 and December 31, 2002, respectively	46	45
Additional paid-in capital	955,571	936,288
Accumulated other comprehensive income	1,122	14
Deferred compensation	(3,001)	(6,236)
Accumulated deficit	(396,927)	(412,439)
Total stockholders’ equity	556,811	517,672
	$603,100	$568,607

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 27, 2003	June 28, 2002

Cash flows from operating activities:
Net income	$15,512	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,350	2,137
Amortization of intangible assets	12,312	10,595
Stock-based compensation	3,225	8,911
Amortization of premiums on investments	1,645	1,022
Net realized investment losses	210	144
Income tax benefit from exercise of stock options	4,787	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,242)	14,457
Other receivables, net	608	561
Inventories, net	3,895	6,912
Other assets	123	1,853
Accounts payable	1,519	(657)
Accrued wages and commissions	(1,237)	312
Accrued liabilities	(49)	(3,623)
Income taxes, current and deferred	(4,002)	(3,418)
Net cash provided by operating activities	38,656	43,076

Cash flows from investing activities:
Purchases of property and equipment	(10,393)	(3,491)
Purchases of investments	(116,235)	(102,383)
Maturities of investments	70,687	41,899
Proceeds from sales of investments	—	305
Net cash used in investing activities	(55,941)	(63,670)

Cash flows from financing activities:
Proceeds from employee stock option exercises	13,851	1,810
Proceeds from employee stock purchase plan	657	625
Net cash provided by financing activities	14,508	2,435

Effect of exchange rate changes on cash and cash equivalents	120	47

Net increase (decrease) in cash and cash equivalents	(2,657)	(18,112)
Cash and cash equivalents at beginning of period	61,699	80,506
Cash and cash equivalents at end of period	$59,042	$62,394

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which is on file with the Securities and Exchange Commission and is also available on our website.

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

Note 2.   Inventories

Inventories consisted of the following:

	June 27, 2003	December 31, 2002
	(unaudited)	(audited)
Raw materials	$5,376	$7,560
Work-in-process	1,634	851
Finished goods	13,517	16,011
Inventories, net	$20,527	$24,422

Inventories above have been reduced by reserves for excess and obsolete inventories of $5,293 and $7,502, as of June 27, 2003 and December 31, 2002, respectively.

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

Stock option exercises — Options to purchase 973 shares of our Common Stock were exercised during the six months ended June 27, 2003.  We received proceeds totaling $13,851 from these option exercises. Also, 51 shares of our Common Stock were issued during the six months ending June 27, 2003 under our Employee Stock Purchase Plan.  We received proceeds totaling $657 from these share issuances.

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  For the six months ended June 27, 2003 and June 28, 2002, total other comprehensive income amounted to $1,108 and $485, respectively.  As of June 27, 2003 and December 31, 2002, total accumulated other comprehensive income was $1,122 and $14, respectively.

Note 5.   Earnings per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended June 27, 2003
Basic EPS
Net income available to common stockholders	$7,345	45,917	$0.16
Effect of Dilutive Securities
Stock options	—	1,444	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$7,345	47,361	$0.16

For the three months ended June 28, 2002
Basic EPS
Net income available to common stockholders	$3,567	44,947	$0.08
Effect of Dilutive Securities
Stock options	—	678	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,567	45,625	$0.08

For the six months ended June 27, 2003
Basic EPS
Net income available to common stockholders	$15,512	45,671	$0.34
Effect of Dilutive Securities
Stock options	—	1,355	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,512	47,026	$0.33

For the six months ended June 28, 2002
Basic EPS
Net income available to common stockholders	$3,870	44,888	$0.09
Effect of Dilutive Securities
Stock options	—	797	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,870	45,685	$0.08

Note 6.   Sales by Geographic Region

We report operations as a single operating segment; however, we report sales by geographic region.  Following is a presentation of sales by geographic region for the three and six month periods ended June 27, 2003 and June 28, 2002:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales:
United States	$44,170	$40,509	$86,491	$77,856
Rest of the World	26,442	22,509	55,283	47,266
	$70,612	$63,018	$141,774	$125,122

As of June 27, 2003, long-lived assets totaled $277,800, which includes $269,913 held in the U.S. and $7,887 held outside of the U.S.  As of December 31, 2002, long-lived assets totaled $282,262, which includes $280,423 held in the U.S. and $2,305 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other revenues in the accompanying statements of operations. At June 27, 2003, we had a liability related to one open forward contract, maturing in the third quarter of 2003, with a fair value at June 27, 2003 of approximately $1.

Note 8.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization are as follows:

	June 27, 2003		December 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$65,740	$39,340	$65,740	$32,869
Patents and trademarks	17,453	7,622	17,350	5,663
Customer base and certification	21,113	19,532	21,113	16,013
Non-compete agreements	3,273	909	3,273	364
Other	101	82	101	67
	$107,680	$67,485	$107,577	$54,976

The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2003	$21,200
2004	$17,300
2005	$10,500
2006	$2,100
2007	$1,500

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform the annual impairment test in the fourth quarter of each year.

There were no additions or deletions to the carrying amount of goodwill for the three and six months ended June 27, 2003.

Note 9.   Shannon Building Purchase

In June 2003, we purchased a facility in the free trade zone in Shannon, Ireland, for approximately $6,400. In February 2003, we gave notice of our intent to terminate our current lease upon transfer of our European headquarters and manufacturing operations to the new facility. We paid a lease termination penalty of $514 upon notification to the landlord of our intention to cancel the lease. This payment was expensed in the first quarter of 2003.  We occupied the new building during mid-July 2003.

Note 10. Investment in VIEO, Inc.

In the second quarter of 2003 we made a $3,000 preferred stock investment in VIEO, Inc. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to measure, analyze and control application resources.  Headquartered in Austin, Texas, VIEO has received funding from a wide group of investors, including our investment.  Our investment, which represents less than 10% ownership in VIEO, is being accounted for on the cost method.

Note 11.  Stock Based Compensation

We apply the intrinsic value method in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net income — as reported	$7,345	$3,567	$15,512	$3,870
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,496	3,205	2,997	7,788
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	8,318	10,083	15,857	20,957
Net income (loss) — pro forma	$523	$(3,311)	$2,652	$(9,299)

Basic earnings per share — as reported	$0.16	$0.08	$0.34	$0.09
Basic earnings (loss) per share — pro forma	$0.01	$(0.07)	$0.06	$(0.21)
Diluted earnings per share — as reported	$0.16	$0.08	$0.33	$0.08
Diluted earnings (loss) per share — pro forma	$0.01	$(0.07)	$0.06	$(0.21)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.5	5.0	4.5	5.0
Expected volatility	60.0%	67.5%	60.0%	67.5%
Risk-free interest rate	2.38%	4.47%	2.38 – 2.69%	4.47%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING MERGER ACCOUNTING, ACQUISITION, AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, STATEMENTS ABOUT THE TIMING, IMPLEMENTATION, AND BENEFITS OF OUR NEW ERP SYSTEM, AND STATEMENTS RELATING TO ANTICIPATED CAPITAL SOURCES, NEEDS AND USES.

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products, technologies, and software sold or licensed under the Avocent, Apex, Cybex, Equinox, and 2C brands, including our AMX™, AutoView™, DS Series™, SwitchView, OutLook®, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. For the six months ended June 27, 2003, sales to our OEM customers were 46% of net sales, sales to our reseller and distributor network were 51% of net sales, and sales to our direct customers were 3% of net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  Our top five customers, including OEMs and distributors, accounted for approximately 56% of our sales for the six months ended June 27, 2003.

We sell our products in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 61% of sales in the six months ended June 27, 2003, while sales outside of the United States accounted for 39% of sales in the six months ended June 27, 2003.

With continued industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are generally to reduce the number of weeks of forward-committed firm orders. This trend is currently affecting our business with certain distributors, OEMs, and other server manufacturers.  We believe that it will make our future sales more difficult to predict and inventory levels more difficult to manage.

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

Our stockholders approved the adoption of the Avocent Corporation 2003 Stock Option Plan at the 2003 stockholders meeting held in June 2003.  Under the 2003 Stock Option Plan, 2.0 million shares of our common stock are reserved for issuance.  We expect to file a registration statement on Form S-8 to register the shares authorized for issuance under this plan during the third quarter of 2003.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.4	49.8	43.4	50.5
Gross profit	57.6	50.2	56.6	49.5
Operating expenses:
Research and development expenses	10.8	11.1	10.2	10.7
Selling, general and administrative expenses	25.7	24.5	24.5	28.3
Amortization of intangible assets	8.7	8.4	8.7	8.5
Total operating expenses	45.2	44.0	43.4	47.5
Income from operations	12.4	6.2	13.2	2.0
Net investment income	1.8	2.4	1.8	2.3
Net realized investment losses	(0.2)	(0.1)	(0.2)	(0.1)
Other income (expense), net	(0.2)	(0.3)	(0.3)	(0.1)
Income before income taxes	13.9	8.2	14.5	4.1
Provision for income taxes	3.5	2.5	3.6	1.0
Net income	10.4%	5.7%	10.9%	3.1%

Net sales.  Net sales increased 12% to $70.6 million for the second quarter of 2003 from $63.0 million for the second quarter of 2002.  The increase in sales resulted primarily from the strength of our OEM and our reseller and distributor channels in the second quarter of 2003 as compared to the second quarter of 2002.  Both the reseller and distributor channel and the OEM channel benefited from revenue from new products introduced during the second half of 2002 and the first quarter of 2003. Our OEM channel revenue also benefited from modest contributions of royalty revenue from our embedded solutions. The new products include the AMX, the AVR, and OEM versions of our digital product family.  Additionally, sales of our SwitchView product line increased due to shipments of new products, as well as increased sales of our SwitchView SC products.  Overall, new products accounted for approximately $15.0 million of second quarter 2003 net sales.  Royalty revenue for the second quarter of 2003 was nearly $500,000.

Sequentially, our sales decreased approximately $600,000 from the first quarter of 2003.  The sequential decrease in sales can be attributed primarily to weakness in portions of our international business.  Sales in the Asia Pacific region were down approximately $1.2 million sequentially, while our OEM business in Europe was down approximately $1.1 million from the first quarter of 2003.  During the second quarter of 2003, strength in both our branded and OEM U.S. sales helped offset lower OEM sales in Europe and the lower overall sales in the Asia Pacific region. Together, our branded and OEM U.S. sales were up nearly $2.0 million from the first quarter of 2003.

On a year-over-year basis, sales through our reseller and distributor channel increased 9% from $33.3 million in the second quarter of 2002 to $36.4 million in the second quarter of 2003. OEM sales increased 17% from $27.1 million in the second quarter of 2002 to $31.7 million in the second quarter of 2003. Direct sales decreased 4% from $2.6 million in the second quarter of 2002 to $2.5 million in the second quarter of 2003. Reseller and distributor sales were 52% of sales for the second quarter of 2003 compared to 53% of sales for the second quarter of 2002.  OEM sales were 45% of sales for the second quarter of 2003 compared to 43% of sales for the second quarter of 2002.  Direct sales were 3% of sales for the second quarter of 2003 compared to 2% of sales for the second quarter of 2002.

On a year-over-year basis, we experienced an increase in sales both within the United States and internationally. Sales within the United States increased 9% to $44.2 million in the second quarter of 2003 from $40.5 million in the second quarter of 2002.  International sales increased 17% to $26.4 million in the second quarter of 2003 from $22.5 million in the second quarter of 2002.  Sales within the United States were 63% of sales for the second quarter of 2003 and were 64% of sales in the second quarter of 2002.   International sales were 37% and 36% of sales for the second quarter of 2003 and 2002, respectively.

Net sales increased 13% to $141.8 million for the first six months of 2003 from $125.1 million for the first six months of 2002.  As with the second quarter, the increase in sales resulted from new product introductions and royalty revenue from our embedded solutions.  The strength in sales on a year-to-date basis was evident both in the U.S. and internationally.  Sales within the United States increased by approximately 11% to $86.5 million in the first six months of 2003 from $77.8 million in the first six months of 2002.  International sales increased approximately 17% from $47.3 million in the first six months of 2002 to $55.3 million in the first six months of 2002.  In the future, we anticipate growth of our digital, AMX and SwitchView product lines, and we anticipate a recovery in our Asian business.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our reseller and distributor sales and direct sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margin increased to 57.6% in the second quarter of 2003 as compared to 50.2% in the second quarter of 2002.  The primary reasons for strong margins in 2003 were cost reductions attained from our suppliers and a favorable customer and product mix.  Our costs declined in the second quarter of 2003 primarily due to improved pricing from our vendors.  Our U.S. branded sales were up significantly from last year, and these sales carry a higher gross margin than our OEM and international sales.  Our digital products have higher gross margins than our other products and accounted for approximately 35% of total sales for the second quarter of 2003, compared to 20% of sales for the second quarter of 2002.  Gross margin increased to 56.6% for the first six months of 2003 from 49.5% for the first six months of 2002, also as a result of the factors discussed above.  In the third quarter of 2003, we expect gross margin to be in the 55% to 58% range as we anticipate OEM and international sales will increase as a percentage of our sales mix.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $7.7 million, or 10.8% of net sales, in the second quarter of 2003 compared to $7.0 million, or 11.1% of net sales, for the second quarter of 2002.  The increase in the amount spent on research and development can be attributed to an increase in headcount, and an increase in materials, certification, and testing of products currently in development. The increase in headcount is the result of the 2C purchase in the third quarter of 2002 and the hiring of software engineers to support software embedded within our expanding suite of digital offerings.  Year-to-date research and development expenses for 2003 increased to $14.5 million from $13.4 million year-to-date in 2002 for the reasons listed above.  As a percentage of net sales, year-to-date research and development expenses decreased slightly to 10.2% from 10.7%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  We expect research and development expenditures to be slightly higher in the third quarter of 2003 as compared to the second quarter of 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses were $18.1 million, or 25.7% of net sales, for the second quarter of 2003 compared to $15.5 million, or 24.5% of net sales, for the second quarter of 2002.  The increase in selling, general and administrative expenses was due to increased labor cost as a result of additions to headcount, higher tradeshow costs, and higher advertising costs.  Our additions to headcount were the result of the 2C purchase in the third quarter of 2002, the hiring of sales staff in Europe, Asia, and certain regions of the U.S. to strengthen our sales force in key regions and the hiring of additional information technology staff to support our enterprise resource planning project.   In the second quarter of 2003, we also experienced a high level of tradeshow costs as the result of participating in over 25 trade shows in several countries during the quarter.  The increased advertising expense was the result of expenses related to the rollout of new products during the quarter. Year-to-date selling, general, and administrative expenses decreased to $34.8 million, or 24.5% of net sales for 2002, from $35.4 million, or 28.3% of year-to-date net sales in 2002.  The first quarter of 2002 was heavily affected by $2.7 million in legal fees related to patent litigation, as well as $2.0 million of compensation expense recorded as the result of a cashless option exercise.  Although we expect trade show and advertising expenses to decline in the third quarter of 2003 from the second quarter in 2003, we expect legal costs related to Sarbanes-Oxley governance initiatives and continued defense of our intellectual property rights to increase.  Accordingly, we expect selling, general and administrative expenditures to increase slightly in the third quarter of 2003 from the level we experienced in the second quarter of 2003.

Amortization of intangible assets.  Amortization of $6.2 million in the second quarter of 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C, while amortization of $5.3 million in the second quarter of 2002 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox.  The increase in amortization expense relates primarily to the additional expense for intangible assets recorded in connection with the acquisition of 2C.  Year-to-date, amortization expense increased from $10.6 million in the first half of 2002 to $12.3 million in the first half of 2003 as a result of the factors mentioned above.

Net investment income.  Net investment income decreased to $1.3 million in the second quarter of 2003 from $1.5 million in the second quarter of 2002.  For the first six months, net investment income decreased to $2.5 million in 2003 from $2.9 million in 2002.  Although we had more cash and investments during the second quarter and in the first half of  2003 than in 2002, interest income declined due to lower interest rates.

Net realized investment losses.  Net realized investment losses increased from $69,000 in the second quarter of 2002 to $123,000 in second quarter of 2003.  For the first six months, net realized investment losses increased from $144,000 in 2002 to $210,000 in 2003.   The net realized investment losses result primarily from early pay-downs of mortgages underlying our investments in mortgage-backed securities.

Other income (expense), net.  Net other income (expense) improved from an expense of $166,000 in the second quarter of 2002, to an expense of $114,000 in the second quarter of 2003. The decline in expense related primarily to an improvement in foreign exchange losses recorded in the second quarter of 2003 as compared to the losses recorded in the second quarter of 2002. This improvement relates primarily to the change in the exchange rate of the dollar versus the euro. Due to larger foreign exchange losses in the first quarter of 2003 as compared to the first quarter of 2002, net other income (expense) increased from an expense of $113,000 in the first six months of 2002 to an expense of $419,000 in the first six months of 2003.

Provision for income taxes.  The provision for income taxes was approximately $2.5 million for the second quarter of 2003 compared to $1.6 million in the second quarter of 2002.  The change in taxes resulted from the impact of merger related expenses on lower sales volume and taxable income in the second quarter of 2002 as compared to higher sales volume and higher taxable income in 2003. Also affecting our tax rate was the mix of our pre-tax profit among our U.S. and international subsidiaries.  For the year, the provision for income taxes was approximately $5.1 million for the first six months of 2002, compared to $1.2 million for the first six months of 2002, as a result of the factors mentioned above.

Net income.  Net income for the second quarter of 2003 was $7.3 million compared to $3.6 million for the second quarter of 2002 as a result of the above factors, including the increase in our revenues and our margins, offset by an increase in selling, general and administrative charges.  Net income as a percentage of sales for the second quarter of 2003 was 10.4%, compared to 5.7% for the second quarter of 2002. Our net income for the first six months of 2003 was $15.5 million compared to $3.9 million for the first six months of 2002, again as a result of the above factors.  Net income as a percentage of sales for the first six months of 2003 was 10.9%, compared to 3.1% for the first six months of 2002.

Liquidity and Capital Resources

As of June 27, 2003, our principal sources of liquidity consisted of over $257 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $38 million in the first six months of 2003 compared to approximately $43 million in the first six months of 2002.  The cash flow from operations in the first half of 2003 is primarily the result of increased net income and our continued focus on managing our receivables and inventory that carried over from 2002.  Inventories declined from $24.4 million at December 31, 2002 to $20.5 million at June 27, 2003.  The decline in inventory was the result of the continued efforts of our global operations group to increase turnover by consuming existing supplies while maintaining adequate inventory to meet customer demands.  We anticipate that inventories will continue to trend downward slightly during 2003.  Additionally, we recorded a tax benefit from the exercise of stock options of almost $4.8 million in the first six months of 2003.  We experienced significant exercises of stock options in the first six months of 2003 as our stock achieved new 52-week highs at several points during 2003.  An increase in receivables partially offset the impact of the decline in inventory and the tax benefit from options.  The increase in receivables was a result of the timing and volume of sales in the latter part of the second quarter of 2003.  A decline in accrued compensation also affected cash flow from operations for 2003.  Overall, our annual employee bonuses were larger for 2002 than for 2001 and we paid these bonuses to our employees shortly after year-end in an effort to tie the reward to the improved results of 2002.

During 2003 we commenced implementation of a new enterprise resource planning system which we expect to have fully operational in 2004. We have capitalized costs related to the ERP project of over $4.2 million through June 27, 2003.  We expect the total project cost of implementing the system to be in the range of $11.0 million to $12.2 million.  We expect the new system will provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships and operating expenses on more a timely basis.  The implementation of the new system involves a number of risks, as detailed in our Risk Factors contained in our Form 10-K for December 31, 2002.

During the second quarter of 2003, we purchased a facility in Shannon, Ireland for approximately $6.4 million.  We occupied the building during mid-July 2003.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as held-to-maturity securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of June 27, 2003, no investment was considered to have sustained an other-than-temporary decline, and no charge was recorded.

In the second quarter of 2003, we made a $3.0 million preferred stock investment in VIEO, Inc. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to automatically measure, analyze, and control application resources.  Headquartered in Austin, Texas, VIEO has received funding from a wide group of investors.  Our investment, which represents less than 10% ownership in VIEO, is being accounted for on the cost method.

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

•

We hold investments in various publicly-traded equity and debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

•

During the first quarter of 2003 we began implementing a new ERP system.  In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we are capitalizing the direct costs incurred during the application development stage of the implementation.  The costs capitalized to date for the new system totaled $4.2 million as of June 27, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at June 27, 2003. We generally hold investment securities until maturity.

We are also exposed to equity price risks on our investments in publicly traded equity securities. These investments are generally in companies having operations or technology in areas within our strategic focus. We do not attempt to reduce or eliminate our market exposure on these securities. As of June 27, 2003, the fair value of our equity investments was $5.2 million. A 20% adverse change in equity prices would result in a decrease of approximately $1.0 million in the fair value of our equity securities as of June 27, 2003.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of foreign currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. At June 27, 2003, we had one open forward contract, maturing in the third quarter of 2003, with a fair value at June 27, 2003 of approximately $1,000.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.  There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control and financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In May 2001, Avocent Redmond Corp. (formerly Apex Inc.), our wholly-owned subsidiary, filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three Apex patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of these patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in favor of Avocent Redmond Corp. by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 12, 2003, we held our Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.     Election of Class II Directors.

	Votes for	Votes Withheld
1. Francis A. Dramis Jr.	40,087,428	352,689
2. Stephen F. Thornton	40,047,413	392,704

2.     Approval of  the adoption of the Avocent Corporation 2003 Stock Option Plan and the reservation of two million shares of common stock for issuance under the 2003 Stock Option Plan.

Votes For	Votes Against	Votes Abstained
34,126,753	6,290,443	22,921

2.     Ratification of the appointment of  PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

Votes For	Votes Against	Votes Abstained
38,432,660	2,002,142	5,316

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1         Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2         Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1         Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

On April 3, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing that the United States Court of Appeals for the Federal Circuit had ruled in favor of Avocent by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

On April 16, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our first quarter ended March 28, 2003 and announcing the election by our Board of Directors of John R. Cooper as Chairman of the Board of Directors and Edwin L. Harper as our Lead Independent Director.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.
(Registrant)

Date: August 6, 2003	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)