Form 10-Q
period 2003-09-26
AVOCENT CORP
filed 2003-10-31
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2003 or

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

☒ Yes  ☐ No

As of October 28, 2003, the number of outstanding shares of the Registrant’s Common Stock was 46,899,938.

AVOCENT CORPORATION

FORM 10-Q

SEPTEMBER 26, 2003

PART I –FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Net sales	$76,482	$64,490	$218,256	$189,612
Cost of sales	32,909	31,252	94,401	94,495
Gross profit	43,573	33,238	123,855	95,117

Research and development expenses	7,103	6,176	21,569	19,585
Acquired in-process research and development expense	—	6,000	—	6,000
Selling, general and administrative expenses	16,838	15,262	51,621	50,653
Amortization of intangible assets	4,739	5,474	17,051	16,068
Total operating expenses	28,680	32,912	90,241	92,306

Income from operations	14,893	326	33,614	2,811

Net investment income	1,182	1,364	3,689	4,229
Net realized investment gains (losses)	3,014	(125)	2,804	(269)
Other income (expense), net	1	(28)	(417)	(141)

Income before provision for income taxes	19,090	1,537	39,690	6,630
Provision for income taxes	5,614	1,862	10,701	3,085

Net income (loss)	$13,476	$(325)	$28,989	$3,545

Earnings (loss) per share:
Basic	$0.29	$(0.01)	$0.63	$0.08
Diluted	$0.28	$(0.01)	$0.61	$0.08

Weighted average shares used in computing earnings (loss) per share:
Basic	46,347	45,016	45,900	44,931
Diluted	47,770	45,016	47,261	45,473

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 26, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,264	$61,699
Investments maturing within one year	121,164	107,619
Accounts receivable, net	47,387	36,313
Income taxes receivable	398	609
Other receivables, net	534	1,191
Inventories, net	17,529	24,422
Other current assets	5,289	3,256
Deferred tax assets	4,574	5,932
Total current assets	256,139	241,041
Investments	91,007	44,849
Property held for lease, net	1,575	1,723
Property and equipment, net	36,316	24,313
Goodwill	203,625	203,625
Other intangible assets, net	35,460	52,601
Other assets	587	455
	$624,709	$568,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,038	$6,416
Accrued wages and commissions	7,330	7,743
Accrued liabilities	14,682	13,662
Income taxes payable	9,757	6,901
Total current liabilities	38,807	34,722
Deferred tax liabilities	11,481	16,213
Total liabilities	50,288	50,935
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 46,465 and 45,210 shares issued and outstanding as of September 26, 2003 and December 31, 2002, respectively	46	45
Additional paid-in capital	959,837	936,288
Accumulated other comprehensive income	219	14
Deferred compensation	(2,231)	(6,236)
Accumulated deficit	(383,450)	(412,439)
Total stockholders’ equity	574,421	517,672
	$624,709	$568,607

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	September 26, 2003	September 27, 2002

Cash flows from operating activities:
Net income	$28,989	$3,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,445	3,288
Amortization of intangible assets	17,051	16,068
Stock-based compensation	3,994	10,722
Acquired in-process research and development expense	—	6,000
Amortization of premiums on investments	2,574	1,637
Net realized investment (gains) losses	(2,804)	269
Income tax benefit from exercise of stock options	5,537	—
Changes in operating assets and liabilities, net of effects of purchase of 2C in 2002:
Accounts receivable, net	(11,074)	12,558
Other receivables, net	657	951
Inventories, net	6,893	2,593
Other assets	(1,927)	436
Accounts payable	622	1,857
Accrued wages and commissions	(413)	1,483
Accrued liabilities	1,020	(3,398)
Income taxes, current and deferred	(307)	(2,691)
Net cash provided by operating activities	54,257	55,318

Cash flows from investing activities:
Purchase of 2C Computing Inc., net of cash acquired	—	(23,224)
Purchases of property and equipment	(15,447)	(5,023)
Purchases of investments	(157,858)	(120,272)
Maturities of investments	95,129	61,403
Proceeds from sales of available-for-sale investments	3,350	36
Net cash used in investing activities	(74,826)	(87,080)

Cash flows from financing activities:
Repayment of short-term debt assumed in the 2C acquisition	—	(890)
Proceeds from employee stock option exercises	16,215	1,920
Proceeds from employee stock purchase plan	1,809	1,243
Net cash provided by financing activities	18,024	2,273

Effect of exchange rate changes on cash and cash equivalents	110	52

Net decrease in cash and cash equivalents	(2,435)	(29,437)
Cash and cash equivalents at beginning of period	61,699	80,506
Cash and cash equivalents at end of period	$59,264	$51,069

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

Note 2.   Inventories

Inventories consisted of the following:

	September 26, 2003	December 31, 2002
	(unaudited)	(audited)
Raw materials	$4,870	$7,560
Work-in-process	1,025	851
Finished goods	11,634	16,011
Inventories, net	$17,529	$24,422

Inventories above have been reduced by reserves for excess and obsolete inventories of $5,081 and $7,502, as of September 26, 2003 and December 31, 2002, respectively.

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

Stock option exercises — Options to purchase 1,124 shares of our Common Stock were exercised during the nine months ended September 26, 2003.  We received proceeds totaling $16,215 from these option exercises. Also, 131 shares of our Common Stock were issued during the nine months ending September 26, 2003 under our Employee Stock Purchase Plan.  We received proceeds totaling $1,809 from these share issuances.

Note 4.   Accumulated Other Comprehensive Income

We record foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  For the nine months ended September 26, 2003 and September 27, 2002, total other comprehensive income (loss) amounted to $205 and ($5), respectively.  As of September 26, 2003 and December 31, 2002, total accumulated other comprehensive income was $219 and $14, respectively.

Note 5.   Earnings (Loss) Per Share

	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 26, 2003
Basic EPS
Net income available to common stockholders	$13,476	46,347	$0.29
Effect of Dilutive Securities
Stock options	—	1,423	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$13,476	47,770	$0.28

For the three months ended September 27, 2002
Basic EPS
Net loss available to common stockholders	$(325)	45,016	$(0.01)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(325)	45,016	$(0.01)

For the nine months ended September 26, 2003
Basic EPS
Net income available to common stockholders	$28,989	45,900	$0.63
Effect of Dilutive Securities
Stock options	—	1,361	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$28,989	47,261	$0.61

For the nine months ended September 27, 2002
Basic EPS
Net income available to common stockholders	$3,545	44,931	$0.08
Effect of Dilutive Securities
Stock options	—	542	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,545	45,473	$0.08

Note 6.   Sales by Geographic Region

We report operations as a single operating segment; however, we report sales by geographic region.  Following is a presentation of sales by geographic region for the three and nine month ended September 26, 2003 and September 27, 2002:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept 26, 2003	Sept. 27, 2002
Net sales:
United States	$48,870	$38,987	$135,361	$116,843
Rest of the World	27,612	25,503	82,895	72,769
	$76,482	$64,490	$218,256	$189,612

As of September 26, 2003, long-lived assets totaled $276,976, which includes $269,016 held in the U.S. and $7,960 held outside of the U.S.  As of December 31, 2002, long-lived assets totaled $282,262, which includes $280,423 held in the U.S. and $2,305 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying statements of operations. At September 26, 2003, we had a liability related to one open forward contract, maturing in the fourth quarter of 2003, with a fair value at September 26, 2003 of approximately $1.

Note 8.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization are as follows:

	September 26, 2003		December 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
			(audited)	(audited)
Developed technology	$65,740	$42,575	$65,740	$32,869
Patents and trademarks	17,549	8,593	17,350	5,663
Customer base and certification	4,113	2,874	21,113	16,013
Non-compete agreements	3,273	1,182	3,273	364
Other	101	92	101	67
	$90,776	$55,316	$107,577	$54,976

During the third quarter of 2003, we retired $17,000 of fully amortized customer base assets and the related accumulated amortization, which were recorded in 2000 at the merger of Apex Inc. and Cybex Computer Products Corporation and had a three year estimated useful life.  The retirement had no impact on reported earnings.

The approximate estimated annual amortization for other intangible assets is as follows:

Years ending December 31:
2003	$21,200
2004	$17,300
2005	$10,500
2006	$2,100
2007	$1,500

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform the annual impairment test in the fourth quarter of each year.  There were no additions or deletions to the carrying amount of goodwill for the three and nine months ended September 26, 2003.

Note 9.   Shannon Building Purchase

In June 2003, we purchased a facility in the free trade zone in Shannon, Ireland, for approximately $6,400.  We transferred our European headquarters and manufacturing operations to the new building in July 2003 and vacated the previously leased facility, also in Shannon.

Note 10.  Stock Based Compensation

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

	Three Months ended		Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Net income (loss) — as reported	$13,476	$(325)	$28,989	$3,545
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	709	1,582	3,706	9,370
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	6,700	8,072	22,053	28,650
Net income (loss) — pro forma	$7,485	$(6,815)	$10,642	$(15,735)

Basic earnings (loss) per share — as reported	$0.29	$(0.01)	$0.63	$0.08
Basic earnings (loss) per share — pro forma	$0.16	$(0.15)	$0.23	$(0.35)
Diluted earnings (loss) per share — as reported	$0.28	$(0.01)	$0.61	$0.08
Diluted earnings (loss) per share — pro forma	$0.16	$(0.15)	$0.23	$(0.35)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	4.5	5.0	4.5	5.0
Expected volatility	60.0%	67.5%	60.0%	67.5%
Risk-free interest rate	2.88%	2.93%	2.38 – 2.88%	2.93 - 4.47%

Note 11.  Subsequent Event

In October 2003, Avocent Huntsville Corp. (formerly Cybex Computer Products Corporation), a wholly-owned subsidiary of Avocent Corporation, filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, STATEMENTS ABOUT THE TIMING, IMPLEMENTATION, AND BENEFITS OF OUR NEW ERP SYSTEM, STATEMENTS RELATING TO THE ENFORCEMENT OF OUR INTELLECTUAL PROPERTY RIGHTS, AND STATEMENTS RELATING TO ANTICIPATED CAPITAL SOURCES, NEEDS, AND USES.

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products, technologies, and software sold or licensed under the Avocent, Apex, Cybex, Equinox, and 2C brands, including our AMX™, AutoView™, DS Series™, SwitchView®, OutLook®, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

Our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products and branded sales which are made either through our reseller and distributor network or to a limited number of direct customers. For the nine months ended September 26, 2003, branded sales were 55% of net sales, while sales to our OEM customers were 45% of net sales. We do not have contracts with many of these customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operation, and cash flow.  Our top five customers, including OEMs and distributors, accounted for approximately 63% of our sales for the nine months ended September 26, 2003.

We sell our products in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 62% of sales in the nine months ended September 26, 2003, while sales outside of the United States accounted for 38% of sales in the nine months ended September 26, 2003.

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

Our stockholders approved the adoption of the Avocent Corporation 2003 Stock Option Plan at the annual meeting of stockholders held in June 2003.  Under the 2003 Stock Option Plan, 2.0 million shares of our common stock are reserved for issuance and we have issued approximately 496,000 options under this plan through September 26, 2003.  We expect to file a registration statement on Form S-8 to register the shares authorized for issuance under this plan during the fourth quarter of 2003.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sept. 26, 2003	Sept. 27, 2002	Sept. 26, 2003	Sept. 27, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	43.0	48.5	43.3	49.8
Gross profit	57.0	51.5	56.7	50.2
Operating expenses:
Research and development expenses	9.3	9.6	9.9	10.3
Acquired in-process research and development expense	—	9.3	—	3.2
Selling, general and administrative expenses	22.0	23.6	23.6	26.7
Amortization of intangible assets	6.2	8.5	7.8	8.5
Total operating expenses	37.5	51.0	41.3	48.7
Income from operations	19.5	0.5	15.4	1.5
Net investment income	1.5	2.2	1.7	2.2
Net realized investment gains (losses)	3.9	(0.2)	1.3	(0.1)
Other income (expense), net	0.1	(0.1)	(0.2)	(0.1)
Income before provision for income taxes	25.0	2.4	18.2	3.5
Provision for income taxes	7.4	2.9	4.9	1.6
Net (loss) income	17.6%	(0.5)%	13.3%	1.9%

Net sales.  Net sales increased 19% to $76.5 million for the third quarter of 2003 from $64.5 million for the third quarter of 2002.  The increase in sales resulted from the strength of both our OEM and branded channels in the third quarter of 2003 as compared to the third quarter of 2002.  Both the branded channel and the OEM channel benefited from revenue from increased sales of our digital products and from new products introduced during the second half of 2002 and the first nine months of 2003. The new products include the AMX, the AVR, and OEM versions of our digital product family.  Additionally, sales of our SwitchView product line increased due to shipments of new products, as well as increased sales of our Secure SwitchView SC products.  Overall, new products accounted for approximately $7.6 million of third quarter 2003 net sales.

Sequentially, our sales increased approximately $5.9 million from the second quarter of 2003.  The sequential increase in sales can be attributed primarily to strength in our U.S. sales.  U.S. branded sales increased 13% over the second quarter of 2003, while U.S. OEM sales increased 7%.  International sales increased slightly, led primarily by a rebound in our branded and OEM business in Asia.  Sales in the Asia Pacific region increased approximately $1.1 million sequentially, while our business in Europe was relatively flat from the second quarter of 2003.  Europe’s performance in the third quarter of 2003 was consistent with trends from prior years as the European markets are usually slower in the third quarter due to extended vacations taken during the later summer months.

On a year-over-year basis, sales through our branded channel increased 23% from $35.0 million in the third quarter of 2002 to $43.1 million in the third quarter of 2003. OEM sales increased 13% from $29.5 million in the third quarter of 2002 to $33.4 million in the third quarter of 2003. Branded sales were 56% of sales for the third quarter of 2003 compared to 54% of sales for the third quarter of 2002.  OEM sales were 44% of sales for the third quarter of 2003 compared to 46% of sales for the third quarter of 2002.

On a year-over-year basis, we experienced an increase in sales both within the United States and internationally. Sales within the United States increased 25% to $48.9 million in the third quarter of 2003 from $39.0 million in the third quarter of 2002.  International sales increased 8% to $27.6 million in the third quarter of 2003 from $25.5 million in the third quarter of 2002.  Sales within the United States were 64% of sales for the third quarter of 2003 and were 60% of sales in the third quarter of 2002.   International sales were 36% and 40% of sales for the third quarter of 2003 and 2002, respectively.

Net sales increased 15% to $218.3 million for the first nine months of 2003 from $189.6 million for the first nine months of 2002.  As with the third quarter, the increase in sales resulted from new product introductions and from increased sales of our digital products.  The strength in sales on a year-to-date basis was evident both in U.S. and international sales.  Sales within the United States increased by approximately 16% to $135.4 million in the first nine months of 2003 from $116.8 million in the first nine months of 2002.  International sales increased approximately 14% from $72.8 million in the first nine months of 2002 to $82.9 million in the first nine months of 2002.

We anticipate growth in sales of our digital, AMX, and SwitchView product lines and modest increased revenue from our embedded applications and licensing arrangements to contribute to an increase in revenue for both our branded and OEM businesses in the fourth quarter of 2003.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for that year.  In addition, we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margin increased to 57.0% in the third quarter of 2003 as compared to 51.5% in the third quarter of 2002.  The primary reasons for strong margins in the third quarter of 2003 were cost reductions attained from our suppliers and a favorable customer and product mix.  Our costs declined in the third quarter of 2003 primarily due to improved pricing from our vendors.  Our U.S. branded sales increased significantly from the prior year, and these sales typically carry a higher gross margin than our OEM and international sales.  Our digital products and AMX products have higher gross margins than our other products and accounted for over 40% of total sales for the third quarter of 2003, compared to 25% of sales for the third quarter of 2002.  However, price decreases granted to our OEM customers and discounts given to certain new international customers during the third quarter offset the effect of the higher sales of the newer products and resulted in the sequential decrease in gross margins from 57.6% in the second quarter of 2003.  Gross margin increased to 56.7% for the first nine months of 2003 from 50.2% for the first nine months of 2002, also as a result of the factors discussed above.  In the fourth quarter of 2003, we expect gross margin to be in the 55% to 58% range as we anticipate OEM and international sales will increase as a percentage of our sales mix.  For the longer term, competitive and customer pressures may result in decreased prices for our products, reducing our gross margins.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $7.1 million, or 9.3% of net sales, in the third quarter of 2003 compared to $6.2 million, or 9.6% of net sales, for the third quarter of 2002.  The increase in the amount spent on research and development can be attributed to an increase in headcount, and an increase in materials, certification, and testing of products currently in development. The increase in headcount is the result of the hiring of software engineers to support software embedded within our expanding suite of digital offerings.   In addition, we continue to establish more engineering test labs in order to improve completion time for developing and testing new products.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  Year-to-date research and development expenses for 2003 increased to $21.6 million from $19.6 million year-to-date in 2002 for the reasons listed above.  As a percentage of net sales, year-to-date research and development expenses decreased slightly to 9.9% from 10.3%.  We expect research and development expenditures to be 4% to 7% higher in the fourth quarter of 2003 as compared to the third quarter of 2003.

Acquired in-process research and development expense. The in-process research and development expense of $6.0 million in the three and nine months ended September 27, 2002 is comprised solely of the acquisition costs of 2C attributable to in-process technologies. The charges for in-process technologies are non-recurring.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing, and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses were $16.8 million, or 22.0% of net sales, for the third quarter of 2003 compared to $15.3 million, or 23.6% of net sales, for the third quarter of 2002.  The increase in selling, general and administrative expenses was due primarily to increased labor costs as a result of additions to headcount and higher advertising costs.  Our additions to headcount were the result of hiring sales staff in Europe, Asia, and certain regions of the U.S. to strengthen our sales force in key regions and the hiring of additional information technology staff to support our enterprise resource planning information system project.   The increased advertising expense was the result of expenses related to the rollout of new products. Year-to-date selling, general, and administrative expenses increased slightly to $51.6 million, or 23.6% of net sales for 2003, from $50.7 million, or 26.7% of year-to-date net sales in 2002.  The first quarter of 2002 was heavily affected by $2.7 million in legal fees related to patent litigation, as well as $2.0 million of compensation expense recorded as the result of a cashless option exercise.  Looking ahead, we expect legal and accounting costs related to corporate governance initiatives (including the Sarbanes-Oxley Act of 2002 and other regulatory changes) and continued protection of our intellectual property rights to increase.  Additionally, we expect increased costs related to additional sales staffing, product rollout programs, increased trade show activity, increased advertising activity, and increased travel costs related to these efforts.  Accordingly, we expect selling, general and administrative expenditures to increase 4% to 7 % in the fourth quarter of 2003 from the level we experienced in the third quarter of 2003.

Amortization of intangible assets.  Amortization of $4.7 million in the third quarter of 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C, while amortization of $5.4 million in the third quarter of 2002 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisition of Equinox and one month of amortization of similar assets related to the acquisition of 2C.  The decrease in amortization expense relates primarily to recording no amortization expense for the customer base recorded at the merger of Apex and Cybex, as this asset had an estimated life of three years and was fully amortized at the end of the second quarter of 2003.  The reduction in amortization expense was partially offset by the addition of a three months of expense for intangible assets recorded in connection with the acquisition of 2C in August of 2002.  Year-to-date, amortization expense increased from $16.1 million in the first nine months of 2002 to $17.1 million in the first nine months of 2003 as a result of the factors mentioned above.

Net investment income.  Net investment income decreased to $1.2 million in the third quarter of 2003 from $1.4 million in the third quarter of 2002.  For the first nine months, net investment income decreased to $3.7 million in 2003 from $4.2 million in 2002.  Although we had more cash and investments during the third quarter and in the first nine months of 2003 than in 2002, interest income declined due to lower interest rates.

Net realized investment gains (losses).  Net realized investment gains (losses) increased from a loss of $125,000 in the third quarter of 2002 to a gain of $3.0 million in the third quarter of 2003, almost entirely as a result of a recognized gain on the disposition of an equity investment.  For the first nine months, net realized investment gains (losses) increased from a loss of $269,000 in 2002 to a gain of $2.8 million in 2003 as a result of the factors mentioned above.

Other income (expense), net.  Net other income (expense) improved from an expense of $28,000 in the third quarter of 2002, to income of $1,000 in the third quarter of 2003. The increase related primarily to an improvement in foreign exchange losses recorded in the third quarter of 2003 as compared to the losses recorded in the third quarter of 2002. This improvement relates primarily to the change in the exchange rate of the dollar versus the euro. Due to larger foreign exchange losses in the first quarter of 2003 as compared to the first quarter of 2002, net other income (expense) increased from an expense of $141,000 in the first nine months of 2002 to an expense of $418,000 in the first nine months of 2003.

Provision for income taxes.  The provision for income taxes was approximately $5.6 million for the third quarter of 2003 compared to $1.9 million in the third quarter of 2002.  The change in taxes resulted from the impact of merger related expenses on lower sales volume and taxable income in the second quarter of 2002 as compared to higher sales volume and higher taxable income in 2003. Also affecting our tax rate was the mix of our pre-tax profit among our U.S. and international subsidiaries.  For the year, the provision for income taxes was approximately $10.7 million for the first nine months of 2003, compared to $3.1 million for the first nine months of 2002, as a result of the factors mentioned above.

Net income (loss).  Net income for the third quarter of 2003 was $13.5 million compared to a loss of $325,000 for the third quarter of 2002 as a result of the above factors, including the increase in our revenues, an increase in our margins, and an increase in realized investment gains, partially offset by an increase in selling, general and administrative charges and research and development expenses. In addition, there was a one-time expense in 2002 for in-process research and development costs acquired from 2C without a similar expense in 2003.  Net income as a percentage of sales for the third quarter of 2003 was 17.6%, compared to a net loss as a percentage of sales of 0.5% for the third quarter of 2002. Our net income for the first nine months of 2003 was $29.0 million compared to $3.5 million for the first nine months of 2002, again as a result of the above factors.  Net income as a percentage of sales for the first nine months of 2003 was 13.3%, compared to 1.9% for the first nine months of 2002.

Liquidity and Capital Resources

As of September 26, 2003, our principal sources of liquidity consisted of over $271 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $54 million in the first nine months of 2003 compared to approximately $55 million in the first nine months of 2002.  The cash flow from operations in the first nine months of 2003 is primarily the result of increased net income and our continued focus on managing our inventory, which were offset by an increase in receivables as of September 26, 2003.  Inventories declined from $24.4 million at December 31, 2002 to $17.5 million at September 26, 2003.  The decline in inventory was the result of the continued efforts of our global operations group to increase turnover by consuming existing supplies while maintaining adequate inventory to meet customer demands.  Also affecting inventory levels was a strong increase in sales during September.  Revenues in our third quarter typically trend upward during September, as Europeans return from extended summer vacations. We anticipate that inventories will be slightly higher at the end of  2003 as we replenish the supply of inventories sold at the end of the third quarter of 2003.  We recorded a tax benefit from the exercise of stock options of almost $5.5 million in the first nine months of 2003.  We experienced significant exercises of stock options in the first nine months of 2003 as our stock achieved new 52-week highs at several points during 2003.  An increase in receivables partially offset the impact of the decline in inventory and the reduction in our current income tax payable due to the exercises of stock options.  The increase in receivables was a result of the timing and volume of sales in the latter part of the third quarter of 2003.  In addition, we recorded a realized gain of almost $3.2 million during the third quarter related to the disposition of an equity investment.

In the ordinary course of business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for the next one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the related products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.

During 2003 we commenced implementation of a new enterprise resource planning system which we expect to have fully operational in 2004. We have capitalized costs related to the ERP project of approximately $7.4 million through September 26, 2003.  We expect the total project cost of implementing the system to be in the range of $11.0 million to $12.2 million.  We expect the new system will provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships and operating expenses.  The implementation of the new system involves a number of risks, as detailed in the Risk Factors contained in our Form 10-K for December 31, 2002.

During the second quarter of 2003, we purchased a facility in Shannon, Ireland for approximately $6.4 million.  We occupied the building during July 2003.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt and equity securities not classified as held-to-maturity securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of September 26, 2003, no investment was considered to have sustained an other-than-temporary decline, and no impairment charges were recorded.

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

•              We hold investments in various publicly-traded debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

•              During the first quarter of 2003 we began implementing a new ERP system.  In accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we are capitalizing the direct costs incurred during the application development stage of the implementation.  The costs capitalized to date for the new system totaled $7.4 million as of September 26, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at September 26, 2003. We generally hold investment securities until maturity.

We face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of foreign currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. At September 26, 2003, we had one open forward contract, maturing in the fourth quarter of 2003, with a fair value at September 26, 2003 of approximately $1,000.

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

(b) Changes in internal control over financial reporting.      There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control and financial reporting. However, we are in the process of implementing a new ERP system, which we expect, when implemented, will enhance internal controls over financial reporting through the automation and standardization of certain controls and processes and support our anticipated future growth.

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

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  Our response to the petition will be filed with the Supreme Court later this quarter.

In October 2003, Avocent Huntsville Corp. (formerly Cybex Computer Products Corporation), another wholly-owned subsidiary, filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.

Item 6.    Exhibits and Reports on Form 8-K.

(a)   Exhibits

31.1         Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer

31.2         Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer

32.1         Sarbanes-Oxley Act Section 906 Certifications of Chief Executive Officer and Chief Financial Officer

(b)   Reports on Form 8-K

On July 17, 2003, we furnished a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our second quarter and nine months ended June 27, 2003.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION.
(Registrant)

Date: October 31, 2003	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial Officer)