Form 10-K
period 2003-12-31
AVOCENT CORP
filed 2004-03-12
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 27, 2003 was approximately $1,364,588,525.

The number of shares outstanding of the registrant’s common stock as of March 5, 2004 was 47,752,748.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 13 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

•                                          DEVELOPMENT OF NEW OEM, DISTRIBUTOR, RESELLER, AND SUPPLIER RELATIONSHIPS;

•                                          SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND PROFIT MARGINS, INVENTORY LEVELS AND VALUATIONS, RECEIVABLES, RESERVES, LIQUIDITY, INVESTMENT INCOME, EMPLOYEE STOCK OPTION EXERCISES, CAPITAL RESOURCE NEEDS, CUSTOMERS, AND  COMPETITION;

•                                             ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS;

•                                             EXPANSION OF INTERNATIONAL SALES;

•                                          ACQUISITIONS AND TRANSACTION COSTS AND ADJUSTMENTS; AND

•                                          IMPLEMENTATION OF A NEW ERP SYSTEM.

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

Overview

We (meaning Avocent and its wholly-owned subsidiaries) design, manufacture, license, and sell analog and digital KVM (keyboard, video, and mouse) switching systems, serial connectivity devices, extension, and wireless extension products and technologies for the computer industry. Our switching and connectivity solutions provide IT managers with access and control of multiple servers and network data centers from any location.  Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension, wireless extension, and remote access products and technologies, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse. Our switching solutions provide multiple users with the ability to control thousands of computers from any location, and eliminate the need for individual keyboards, video monitors, and mice for the controlled computers. Elimination of these peripheral devices can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products and technologies sold or licensed under the Avocent, Apex, Cybex, and Equinox brands, including our AMX™, AutoView™, Cstation™, DS Series™, LongView™, OutLook®, SuperSerial™, SwitchView®, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers from one or more centralized or remote consoles and consolidate hardware requirements.  Our systems provide a direct hardwired connection, an IP-address based connection, or both, between the switch and the attached servers to facilitate access to the servers, even when the network is down. In addition, our switching systems are able to work with multi-platform server environments. Our switching solutions allow users to control IBM-compatible and Macintosh PCs, and Dell, Hewlett-Packard, IBM, Fujitsu-Siemens, Silicon Graphics, and Sun workstations. Our products and technologies are particularly useful in networking environments where multiple computers are dedicated as servers and in situations where multiple computers need to be controlled from one location or from around the world to facilitate network management.

Our Digital Desktop Division product line includes the CstationTM product. Initial applications for the Cstation product include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecure environments, and government installations that require high security afforded through the remote location of the computer and hard disk. In addition, we also offer visual display products for high information-content digital display solutions.

Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

Our digital KVM products allow users to control servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed. When used in conjunction with our switching products, our remote access products permit users to control multiple attached computers remotely.

In 2003, we introduced LongView® Wireless, a KVM extender that can be used to wirelessly connect monitors (VGA, SVGA, and XGA), keyboards, mice, and audio devices to a computer up to 100 feet away.

We market and sell our products around the world to a diversified group of original equipment manufacturers, or OEMs, dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows. A substantial portion of our sales are to a limited number of major server OEMs that purchase our switching systems on a private-label or branded basis. We supply server console switching systems, products, and technologies to Dell Computer Corporation, Fujitsu-Siemens Corporation, Hewlett-Packard Company, and IBM Corporation under various private-label, branded, and licensing arrangements. Our end-user branded sales customers in the United States for 2003 included Aetna, AIG, Brocade, Citicorp, Disney, Exxon, Ford, General Motors, Georgia-Pacific, JP Morgan Chase, Intel, Microsoft, Novell, Prudential, and Wendy’s. Our international branded sales customers included Bangkok Bank (Thailand), Beijing Telecom (China), CargoLifter (Germany), DaimlerChrysler (Germany), Guangzhou Mobile Communication (China), Hamburg Mannheimer (Germany), Hitachi (Japan), Hostworks (Australia), Integra (France), MetroRED (Brazil), Nokia (Finland), NTT (Japan), Overseas Bank (Singapore), TATA Consulting (India), Union Pay Bank (China), and Wipro Technologies (India).

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Apex, AMWorks, AMX, Avocent, AutoView, Cstation, Cybex, DS1800, DSR, DS Series, Equinox, KVM over IP, LongView, OutLook, SuperSerial, SwitchView, and XP4000 are trademarks or registered trademarks owned by us. This annual report also includes trademarks of other companies.

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

Corporate LANs, WANs, ISPs, ASPs, server farms, and data centers face significant network administration, environmental, and space limitations.  Facilities managers and network administrators, who may supervise hundreds or thousands of servers and other networked devices, must identify and access relevant servers and devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures. These servers are generally designed to operate as stand-alone systems, each with its own console, and facilities managers and network administrators must therefore deal with a large number of consoles, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

Information technology resources are critical to organizations. Accordingly, constant availability is crucial to the operation of many businesses. The time that a corporation, ISP, ASP, data center, server farm, or network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because the diagnosis and the correction of abnormal server or network behavior often require support personnel to physically access each affected server through its own console, quick and efficient fault management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem is often hampered by the inability to access the software tools that reside on the network and that are normally used to manage network failures.

In addition to these administration and management problems, as organizations grow and their computing needs increase, the number of servers, consoles, peripherals, and cables grows. Without efficient storage and configuration, networked hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware. The space management solutions available to facilities managers and network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access. Organizations with distributed, heterogeneous client/server networks have often been left with no customized solution.

Products

We provide a variety of solutions to many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing servers and network installations.  Our principal products and technologies are:

•                                          Our DS Series™ of products digitizes keyboard, video, and mouse information and compresses and transports the information in packets over traditional network connections using only a fraction of the bandwidth required by other products and optimizing performance for busy data centers.  Our DS1800™ switching solution is a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM OVER IP™ technology. Our DSR™ switches combine analog and digital connections in one switch and have an easy-to-use Windows interface.  Our DS Series products provide access and control of servers as well as serial devices in the network operations center or from any location in the world using TCP/IP connectivity.  Our DS Series products use our DSView™ software, our key KVM over IP™ server management tool, to help data center administrators manage their servers and other data center equipment. DSView uses industry standard TCP/IP connections and DES encryption to transmit KVM signals and provides IT administrators with a consolidated view of all connected data center devices and “point-and-click” access and control over these devices.

•                                          Our OutLook® switches are designed for small-to-medium network configurations and provide ease-of-use, reliability, and enhanced server density.  Our OutLook switches allow one, two, or four users to access heterogeneous server populations that use different platforms, such as Intel, Macintosh, IBM RS 6000, and Sun Sparc, and different operating systems, such as Windows, Unix, NetWare, and Linux, and allow information technology professionals to organize, access, maintain, and control banks of servers from a single console or multiple consoles.  Multiple OutLook switches can be integrated to provide centralized control of up to 256 servers.  OutLook switches offer extensive functionality, including programmable naming, scanning, security, and system broadcast features. With our proprietary OSCAR® interface, OutLook switches allow users to select and manage servers using an intuitive, information-rich on-screen menu.

•                                          Our AutoView™switch family offers users a variety of analog and digital switching solutions.  Our AutoView™2000 is an analog switch that features end-to-end CAT 5 connectivity, while our new Autoview™ 1000R and AutoView™ 2000R combine in a single switch an analog port for local access and an Ethernet port for extended and remote IP-based digital access using our digital KVM over IP server management tool.  With end-to-end CAT 5 connectivity, convenient on-screen management, and flexible access, the AutoView 1000R and2000R provide local and remote users with access to servers from any location in the world that has an internet or dial-up connection.  For control of multi-platform servers, our AVWorks™ administration software is bundled with each switch.  These new switches compliment our existing AutoView™ 200 four and eight port matrix switches, which are designed to allow two users access to up to 64 servers and support Sun, USB, and PC based servers.  Our AutoView™ family offers computer selection through an optional on-screen menu system and adds hot-pluggable operations to the AutoBoot™ technology, which allows support personnel to automatically boot all connected servers after a power failure or other problem without operator intervention.

•                                          Our AMX™ switches are the latest in our family of analog switching solutions.  Our AMX switches address the continued market opportunity for analog switches and provide simpler access and easier manageability of servers in multi-rack, multi-platform environments.  Our AMX switches increase the number of users with simultaneous access and offer efficient scalability with an architecture that makes it easy to add and support additional servers. Our advanced AMWorks™ software is also included with our AMX switches for central administration.

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

•                                          Our LongView® products extend a keyboard, monitor, mouse, speakers, microphone, and serial port up to 500 feet away from the computer or KVM switch with one Category 5 UTP cable.   Our LongView Wireless is a KVM extender, which can wirelessly connect monitors (VGA, SVGA, and XGA), keyboards, mice, and audio devices to a computer up to 100 feet away.   Our LongView Wireless product, based on the 802.11a standard and Advanced Encryption Standard (AES), connects directly to target devices, and serves as the radio interface link so the computer can transmit secure audio and high-resolution video data through walls — all without cables.

•                                          Our Digital Desktop Division provides a single source for extension solutions across multiple markets - from trading floors and financial institutions to manufacturing floors, secure government facilities, and more. Combining the power of Cstation’s award-winning digital extension technology with our Trading Floor Solutions creates a powerful combination of tools for any distributed computing environment that can benefit from centralized PC assets.

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

•                                          Our SwitchView® two and four port switches are designed to switch KVM signals among up to 4 computers. Our SwitchView products are our first products designed for the small office or home office market. Our SwitchView OSD product is an eight port switch designed for small and medium-sized businesses with an on-screen display. Our SwitchViewMP is a four port switch that provides connectivity to Intel-based, Sun, and USB machines without the need for expensive adapters or converters.  Our SwitchViewSC is designed to provide secure access for up to four computers but make it impossible to transfer data between the connected computers, an important factor for governmental agencies, corporate headquarters, or military offices that need access to both secure and unsecure networks.  Our SwitchView IP adds economical remote access capability to existing KVM switches and offers secure, browser-based access, BIOS-level access to multiple servers anywhere, anytime.

•                                          Our CPS appliances deliver secure, serial over IP access to console ports of servers and serially managed devices such as power management systems, network hubs and routers.  CPS units and attached devices can be centrally managed using our DS management software.

•                                          Our SPC power management devices provide customers a method to securely monitor and manage power to their business-critical servers and many other data center network devices.  Combined with our CPS serial-based network appliance, the SPC power distribution unit delivers advanced power management and security.

The products and technologies described above are all part of our connectivity solutions, and we have no other class of products that accounts for 10% or more of our net sales.

Embedded Applications, Solutions, and Systems

In addition to our “appliance” products, we continue to develop our embedded applications, solutions, and systems for our OEM and other strategic customers.  Our embedded solutions team, which was enhanced with the acquisition of Soronti, Inc. in November 2003, has incorporated our proprietary KVM switching technologies and our DVC video compression algorithms into servers.  We have licensed these technologies to some of our customers, and we are presently pursuing a number of additional opportunities.

Sales and Marketing

We market and sell our products through our own sales force and various distribution channels, including OEM and a variety of distributor and reseller arrangements. We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website. We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users. Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers. As of December 31, 2003, we employed 259 people in sales, marketing, and customer support.

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

We have relationships with a variety of distributors and resellers, including Tech Data, Ingram Micro, NTT, Blue Ridge, Getronics, Techland, Datumstruct, QDS, Shanghai Aera, Denali, Digital First, APW President, and Daxten, value added resellers, or VARs, and systems integrators, for the distribution and sale of Avocent, Apex, Cybex, and Equinox branded products in the United States, Europe, Asia, and elsewhere. We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products. We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

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

International sales accounted for approximately 40% of net sales in 2003, 40% of net sales in 2002, and 38% of net sales in 2001, and were made primarily through OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries. We are expanding our international sales efforts within Europe, Asia, and the Pacific Rim through the utilization of our sales offices in Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Rotterdam, Holland; Shannon, Ireland; Steinhagen, Germany; Tokyo, Japan; Hong Kong; and Singapore.

Customers

To date, a substantial portion of our net sales have been generated from sales of switching solutions and products to OEMs for integration with their product offerings. Sales to OEM customers represented 46% of net sales in each of 2003, 2002, and 2001. While we have contracts with certain of our existing OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers, major distributors, and direct end users who purchase our branded products (54% of net sales in each of 2003, 2002, and 2001). We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

Sales to Hewlett-Packard represented approximately 23% of net sales in 2003.  Sales to Dell and Tech Data represented approximately 14% and 12%, respectively, of net sales in 2003.  Sales to Hewlett-Packard represented approximately 25% of net sales in 2002 (including sales to Compaq before and after its merger with Hewlett-Packard in 2002).  Sales to Dell and Tech Data represented approximately 11% each of our net sales in 2002. Sales to Compaq represented 23% of net sales in 2001. No other customer accounted for more than 10% of net sales in 2003, 2002, or 2001.

Seasonality

Our operating results are affected by seasonal trends and by general conditions in the server market. We have experienced, and expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for the year.  In addition, we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.

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

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing products and technologies and of new products and technologies is essential to building our competitive position. The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable. Our products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of commercially available components, together with continued enhancements to our proprietary software, firmware and other technologies, to the expansion and enhancement of our existing products and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis. By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance. Our failure to respond timely to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, or cash flow.

Due to our significant reliance on OEM relationships, some of our product development efforts are focused on developing new products or enhancements for OEM customers. At times, these new products or enhancements may not be available to, or readily marketable to, other customers without significant modifications or delay.

Our engineering and product development efforts focus on anticipating the needs of our customers by providing innovative, practical, and marketable products and technologies that have immediate applications in their markets. By maintaining contact with customers throughout the installation and technical support process, we are able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products and technologies. We expect this process will enable us to develop new product categories and applications based on existing technology developed to meet specific customer needs. Many of our products and technologies are designed to accommodate future modifications and additional features, which we believe facilitates the development and integration of future modifications and features if we see a market need.

Our engineering and product development expenses were approximately $29.8 million in 2003 (excluding $3.9 million in expensed in-process research and development expenses related to our acquisition of Soronti), $26.5 million in 2002 (excluding $6.0 million in expensed in-process research and development expenses related to our acquisition of 2C Computing), and $22.5 million in 2001 (excluding $4.6 million in expensed in-process research and development expenses related to the acquisition of Equinox) . As of December 31, 2003, we employed 202 people in our engineering department. In addition, we use independent contractors from time to time. As of December 31, 2003, we were working with approximately 12 independent contractors on various development projects.

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

A key component of our engineering and product development strategy is the acquisition of new technologies and companies.  We acquired Equinox Systems Inc. in early 2001, 2C Computing, Inc. in the third quarter of 2002, Soronti, Inc. in the fourth quarter of 2003, and Crystal Link Technologies Inc. early in the first quarter of 2004.  We intend to continue to evaluate opportunities to acquire technologies and companies, and it is likely that we will complete additional acquisitions in the future.  There can be no assurance that these acquisitions will result in the timely development of commercially viable products or technologies that achieve market acceptance

Manufacturing

We do not manufacture any of our products in their entirety. Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our products while we outsource some or all of these functions on other products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery. Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service. We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability. As of December 31, 2003, we employed 160 people in our manufacturing and logistics department.

We currently rely on several third party manufacturers, including Likom Computer Products, MC Assembly, and Three-Five Systems, Inc., for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations. We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.  We plan to add another significant third party manufacturer in Eastern Europe in 2004.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. Custom molded cables and certain turnkey products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. Circuit boards assemblies are currently obtained from a number of sources, including Likom Computer Products, MC Assembly, and Three-Five Systems. We believe that there are adequate alternative sources for our product components. Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

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

Competition

The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent, Aten International, CompuCable Mfg. Group, Belkin, Linksys, and Digital V6, some of which may have substantially greater financial, marketing, and technical resources than we have. We also compete with other companies (such as Microsoft) that offer alternative technologies or products (such as software) that compete with our switching systems.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, IBM, and Microsoft, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with the products and technologies offered by hardware manufacturers and network management companies such as Intel and Cisco.

In the market for our products, we compete primarily on the basis of technological capabilities, performance in relation to price, product features, quality, reliability, development capabilities, product availability, and customer service and support. Our future success will be highly dependent upon timely completion, introduction, and distribution of new products, technologies and features at competitive price and performance levels that address the evolving needs of our customers. We continually experience price competition and expect that pricing pressures could increase in the future.

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection. We have been issued 46 U.S. patents and have 19 U.S. patent applications pending. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us. Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

We believe that certain products of certain competitors infringe one or more of our U.S. patents. In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.  We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December 2003, and the case in now back before the United States District Court for the Southern District of New York.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

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

Employees

As of December 31, 2003, we had 537 full-time employees working in the United States. Of our domestic full-time employees, 174 were in marketing, sales, and customer support, 174 were in engineering, research, and development, 119 were in manufacturing and logistical operations, and 70 were in administration. As of December 31, 2003, we had 182 full-time employees working at our facilities outside of the United States. Of our international full-time employees, 85 were in marketing, sales, and customer support, 28 were in engineering, research, and development, 41 were in manufacturing and logistical operations, and 28 were in administration. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

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

A substantial portion of our sales is concentrated among a limited number of OEM customers. Sales to these OEMs represented approximately 46% of net sales in each of 2003, 2002, and 2001.  In 2003, sales to Hewlett-Packard represented approximately 23% of our net sales, and sales to Dell represent approximately 14% of our net sales.  Sales to Hewlett-Packard represented approximately 25% of our net sales in 2002 (including sales to Compaq before and after its merger with Hewlett-Packard in 2002).  Sales to Dell represented approximately 11% of net sales in 2002.  Sales to Compaq represented approximately 23% of net sales in 2001.

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

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations. We have experienced, and expect to continue to experience, pricing pressures and significant variability in orders from our OEM customers, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large OEM customers would materially harm our business. While we have contracts with some of our existing OEM customers, none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. Our dependence upon a few OEMs also results in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers. Similarly, at any time we may be holding a significant amount of OEM-branded products in inventory.  In addition, OEM customers have longer payment cycles that increase the likelihood of aged or problem accounts receivable.  The merger between Compaq and Hewlett-Packard in 2002 increased these risks.  The loss of, or material decline in orders from, any of these customers could have a material adverse effect on our business, financial condition, and results of operations.

Due to the maturity of our business and uncertain global economic and political conditions, our revenue may decline or our costs may increase.

As our business matures, it is possible that our revenue will not grow at the pace that it grew in 2003.  Our future growth rates depend in part on our ability to expand sales of our existing products and technologies and to develop and market new products and technologies.  With uncertain global economic and political conditions, we may not have sufficient resources to cover the significant costs involved in such an expansion.  If our revenue does not increase at or above the rate that equity research analysts expect, the trading price of our common stock may decline.

Our revenue may also suffer as a result of general economic and political conditions and instability both in the United States and in the rest of the world.  Prior to 2003, there was a rapid and severe downturn in the U.S. market and global economy, and whether that trend has reversed is uncertain.  In addition, there is substantial uncertainty due to recent terrorist activity, such as the terrorist attacks in the United States on September 11, 2001, and the recent and current military activity in Afghanistan, Iraq, and the Middle East.  Additional terrorist acts or acts of war could cause damage or disruption to us or to our suppliers and our customers.  Fears of global recession, war, and acts of terrorism could dampen consumer confidence and cause our customers to slow or cease spending for our products and technologies.  In addition, our ability to manage our supply and delivery logistics could be severely hampered by significant disruptions of domestic and international shipments caused by heightened security concerns around the globe.  This global economic and political instability could cause our revenue to decline or our costs to increase and have a material adverse effect on our business.

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

•                                          The timing of shipments;

•                                          The timing of new product introductions, new technologies, and enhancements by us and by our competitors;

•                                          Changes in product or distribution channel mixes;

•                                          Changes in pricing policies or price reductions;

•                                          Competition and price reductions by competitors;

•                                          The availability and cost of supplies and components;

•                                          Sales and marketing expenses related to entering into new markets, introducing new products, new technologies, and retaining current OEM and other large customers; and

•                                          Fluctuations in sales of servers due to changes in economic conditions or capital spending levels.

Our operating results will be affected by seasonal trends, by general conditions in the server market, and by general economic conditions. We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for the year.  In addition, we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.

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

A substantial portion of our sales are to OEM customers. We have experienced, and we expect to continue to experience, period-to-period variability in sales to OEM customers. Any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation. We use multiple warehouses for many of our OEM customers to fulfill their orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our products at each of these warehouses to satisfy our OEMs anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our products. We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, our OEM customers have requested, and are likely to continue to request from time to time, that we delay shipment dates or cancel orders for branded products that are subject to firm orders. Accordingly, our sales to OEMs for future quarters are increasingly difficult to predict. The inability to accurately predict the timing and volume of orders for our OEM customers during any given quarter could adversely affect operating results for that quarter and, potentially, for future quarters. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

A substantial portion of our business consists of sales of branded products, which are difficult to forecast. Failure to accurately forecast these sales could lead to costly overproduction or product shortages.

A substantial portion of our sales consists of sales of branded products. We expect these sales to increase in the future. If we succeed in increasing branded sales as a percentage of net sales, our quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of our branded products typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. With continued industry-wide initiatives by distributors and resellers to reduce their inventories and to shorten their lead times, our major distributor and reseller customers are reducing early commitments to firm orders. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. The inability to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

Our gross margins are expected to vary and may decline.

Gross margins may vary or decline from period-to-period depending on a number of factors, including:

•                                          The ratio of OEM sales to branded sales, since OEM sales typically have lower gross margins than branded sales;

•                                          Product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products;

•                                          Raw materials, freight, and labor costs;

•                                          New product introductions by us and by our competitors; and

•                                          The level of outsourcing of our manufacturing and assembly services.

We expect our gross margins to vary and may decline in the future primarily due to increased competition and the introduction of new products and technologies that may affect product prices.

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

The markets for our products and technologies are highly fragmented and intensely competitive. Increased competition from both hardware and software products could result in price reductions and loss of sales, which would materially harm our business. Our business is becoming increasingly sensitive to new product introductions, price changes, and marketing efforts by competitors. Accordingly, our future success will be highly dependent upon timely completion and introduction of new products and technologies and product and technological features at competitive prices and performance levels that address the evolving needs of our customers. We are continue to experience price competition and increased customer sensitivity to product prices, and pricing pressures may increase in the future. Because of this competition, we may not be successful in gaining additional OEM or server manufacturer customers.

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent, Aten International, CompuCable Mfg. Group, Belkin, Linksys, and Digital V6. We also face competition from software providers, who are able to offer software solutions at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technology or products at the time of the server sale. These software and hardware solutions address many of the problems our switching systems, extension products, and remote access products are designed to address.

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

Certain of our customers, such as Dell, Hewlett-Packard, IBM, and Microsoft, presently offer competitive hardware and/or software products, technologies, and solutions that address many of the problems our products and technologies address. These customers could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching solutions or technologies, or offer products or technologies supplied by competitors. Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources, also offer products or technologies that compete with us. Established companies with hardware manufacturing or network management experience (such as Intel or Cisco) could also offer new products, new technologies, or new solutions that compete with our products and technologies.

Our failure to respond to rapid technological change or to introduce successful new products and technologies may result in lost sales and revenue which would impair our operating results.

Sales of switching, extension, and remote access products and technologies are characterized by rapid technological advances, frequent new product introductions and enhancements, and significant price competition. If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected. The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards, or changes in pricing structure could render existing products and technologies and those under development obsolete or unmarketable. New technologies offered by us or our competitors could compete with our existing products at a lower price which would reduce our revenue.

Our products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components, together with continued enhancements to our proprietary software, firmware and other technologies, to the expansion and enhancement of existing products and technologies and the development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

Due to our significant reliance on OEM relationships, our development efforts may often be focused on developing new products, technologies, or enhancements for OEM customers. As a result, our OEM relationships may negatively affect our ability to develop new and enhanced products and technologies for our non-OEM customers. Moreover, these new products, technologies, or enhancements for OEM customers may not be available to, or readily marketable to, other customers without significant modification and delay. The termination or significant disruption of our relationship with certain OEMs or other customers for whom we devote significant product development resources is likely to result in lost opportunities with respect to the development of products, technologies, or enhancements for our other customers.

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

Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause. These distributors and resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitors’ products. These distributors and resellers may give higher priority to the sale of our competitors’ products. A reduction in sales efforts by our resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

Executive officers and other key personnel may depart, which could harm our ability to grow the business.

We are greatly dependent on the ability to retain key management and technical personnel, and our future success is highly dependent upon the personal efforts of our management and technical personnel. The loss of services of any one of them could have a material adverse effect on our business, financial condition, and results of operations. Many of our key management and technical personnel were awarded stock options with exercise prices that are above the current trading price of our common stock and therefore currently have little value. We may need to grant new options or other forms of compensation to these employees in the future in order to provide new incentive and thus retain them. Our success will also be dependent in part upon our ability to attract, retain, and motivate highly skilled employees. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to offer additional compensation or incentives to attract and retain these and other employees.

Difficulties encountered during changing economic conditions could adversely affect our results of operations.

For the last several years, we have experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, customers, operating locations, and suppliers. This growth has placed significant strain on our managerial, operational, and financial resources and resulted in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow.

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

In 2003, we undertook the implementation of a new enterprise resource planning system for our United States facilities.  In 2004, we plan to implement the new ERP system in our international locations.  The system is intended to provide us with more detailed information on a more timely basis so that we may improve our management of inventory, customer relationships, and operating expenses.  We believe that the successful implementation of this system worldwide is important to our operations and for continued growth.  The continued integration and conversion of information from our current systems to this new system, however, will significantly affect many aspects of our business, including our accounting, operations, purchasing, sales, marketing, and administrative functions. Accordingly, there is a great deal of risk involved in the integration and conversion process.  If we were to experience difficulties or delays in the implementation of this new system, there could be an adverse effect on our ability to provide products to our customers on a timely basis, which would likely harm our operating results and relationships with our customers.  Additionally, any integration difficulties or delays could delay the processing of our accounting and financial results. There can be no assurance that we would be able to correct any such difficulties or problems on a timely basis, and if not they could materially and adversely affect our business and operating results. Finally, there can be no assurance that, once successfully implemented worldwide, the new system will provide the intended benefits or that it will be adequate to support our operational needs.

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

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorney’s fees and costs under three of our patents. After a seven-day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.   We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December 2003, and the case in now back before the United States District Court for the Southern District of New York.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Similarly, our competitors may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property.  Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation. Litigation is expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

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

Continued growth of our sales is likely to be accompanied by increasing demands on customer service operations. As a result of our commitment to a high level of customer service, we will need to invest significant resources in the maintenance and improvement of our customer service resources. Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of products and, accordingly, materially adversely affect our business, financial condition, and results of operations.

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

•                                          The impact on our marketing expenses and our R&D resources as we localize our product offerings to meet local user requirements such as language translations and hardware compatibility issues;

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

We have acquired, and expect to continue to acquire, technologies and companies that could disrupt our business or expose us to other risks.

A key component of our engineering and product development strategy is the acquisition of technologies and companies.  We acquired Equinox Systems Inc. in early 2001, 2C Computing, Inc. in the third quarter of 2002, Soronti, Inc. in the fourth quarter of 2003, and Crystal Link Technologies Inc. early in the first quarter of 2004.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

•                                          Difficulty assimilating the acquired company’s personnel, technologies, products, and operations;

•                                          Diversion of management’s attention;

•                                          Difficulty in entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•                                          Loss of key personnel;

•                                          Difficulty in completing projects associated with acquired in-process research and development;

•                                          Incurring amortization expense related to certain intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•                                          Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options issued by the acquired company;

•                                          Overpayment for any acquisition or investment;

•                                          Assumption of liabilities of the acquired company, including any potential intellectual property infringement claims; and

•                                          Incurring substantial write-offs, restructuring charges, and transactional expenses.

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations.  Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based.  Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given quarter.

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

Our Redmond, Washington facility, which consists of approximately 82,000 square feet in an industrial office building, contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations. In 2002, we renegotiated the lease for this space for occupancy through March 2009, and the current base rent under the amended lease is approximately $816,000 per year, plus taxes, insurance, and maintenance of approximately $192,000 per year.

In June 2003 Avocent International Ltd. completed the purchase of a new facility of approximately 129,000 square feet in Shannon, Ireland for approximately $6.4 million to replace our former leased space in Shannon.

Our Steinhagen, Germany facility consists of approximately 9,900 square feet, contains engineering, sales and administrative personnel, and is located on leased property. The lease, which provides for annual rent of approximately $128,000, can be terminated or renewed in February 2006.

We lease approximately 5,100 square feet in an office building in Austin, Texas.  This office contains sales, marketing, and administrative personnel to support our OEM operations.  The sixty-two month lease terminates in 2006, and our annual base rent is approximately $92,000.

As a result of our acquisition of Equinox Systems Inc. in early 2001, we own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida. Our Sunrise facility contains sales, marketing, research and development, and engineering personnel.

We lease approximately 8,600 square feet for $224,000 per year in Chelmsford, Massachusetts. This facility houses sales and engineering personnel.

We lease approximately 5,300 square feet for $42,000 per year in Draper, Utah. This facility houses sales, marketing, and engineering personnel.

We also lease sales offices in various United States and international locations, none of which is material to our operations.

We believe that these facilities are sufficient to support our current operations.

Item 3. Legal Proceedings.

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.  We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December, 2003, and the case in now back before the United States District Court for the Southern District of New York.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

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

	High	Low
Quarter ended December 31, 2003	$39.53	$29.50
Quarter ended September 26, 2003	$33.38	$24.11
Quarter ended June 27, 2003	$33.85	$22.33
Quarter ended March 28, 2003	$29.80	$21.68
Quarter ended December 31, 2002	$25.45	$11.86
Quarter ended September 27, 2002	$18.45	$12.39
Quarter ended June 28, 2002	$28.07	$13.45
Quarter ended March 29, 2002	$27.71	$20.55

As of March 5, 2004, there were 254 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends in the past and, for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business. The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Please see Item 12 of this Annual Report on form 10-K for disclosures relating to our equity compensation plans.  Such information is incorporated by reference from our 2004 proxy statement.

Recent Sales of Unregistered Securities

On November 17, 2003, we issued an aggregate of 30,744 shares of our common stock to the shareholders of Soronti, Inc. in connection with our acquisition of Soronti.  This sale of securities was exempt from registrations under the Securities Act of 1933, as amended, pursuant to Section 4(2) , on the basis that the transaction did not involve a public offering.  The resale of these shares will be the subject of a registration statement on Form S-3 that we intend to file with the Securities and Exchange Commission during the second fiscal quarter of 2004.

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data and amounts in the note “*” below.)

	2003	2002	2001	2000	1999
Net sales	$304,238	$260,600	$255,911	$222,372	$107,288
Net income (loss) *	$38,547	$10,738	$(320,466)	$(130,556)	$21,243
Basic per share income (loss)	$0.83	$0.24	$(7.22)	$(3.92)	$0.94
Diluted per share income (loss)	$0.81	$0.24	$(7.22)	$(3.92)	$0.90
Total assets	$660,763	$568,607	$547,198	$815,246	$104,314

* For the periods presented, we recognized charges for acquired in-process research and development expenses for the following mergers and acquisitions: $94.0 million for Apex Inc. and Cybex Computer Products Corp. in 2000, $4.6 million for Equinox Systems Inc. in 2001, $6.0 million for 2C Computing, Inc. in 2002 and $3.9 million for Soronti, Inc. in 2003 (see note 3 to the financial statements).  Additionally, we recorded an impairment charge of $195.4 million in 2001 as a reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex (see note 8 to the financial statements).  Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill created from mergers and acquisitions. However, prior to the adoption of FASB 142, we recorded $52.8 million of goodwill amortization during the year ended December 31, 2000 and $111.0 million during the year ended December 31, 2001.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 7—”MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, CAPITAL NEEDS, INVESTMENTS, ACQUISITON ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

Overview

Avocent Corporation was formed as a result of merger in July 2000 between Apex Inc. and Cybex Computer Products Corporation, which was accounted for as an acquisition of Cybex by Apex.  Our acquisitions include Equinox Systems Inc. in January 2001, 2C Computing, Inc. in August 2002, Soronti, Inc. in November 2003, and Crystal Link Technologies in January 2004.

We design, manufacture, sell, and license analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension, wireless extension, and remote access products, and technologies for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our extension and remote access products and technologies, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products and technologies sold or licensed under the Avocent, Apex, Cybex, Equinox brands, including our AMXTM, AutoView™, DS Series™, SwitchView®, OutLook®,LongViewTM, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk.

We introduced several additions to our product lines during 2003.  Our product introductions included the SwitchView® IP, which is a hardware solution that allows remote access to be added to current analog KVM switching solutions, the  SwitchView® USB, which is directed at the home office and small business user providing the ability to use a single keyboard, monitor, and mouse to access up to four computers and multiple USB devises, and the LongViewTM Wireless, which allows for wireless control of monitors, keyboards, mice, and audio devices on a computer up to 100 feet away.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with the their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 46% of sales in each of 2003, 2002, and 2001.  Sales to our branded customers accounted for 54% of sales in each of 2003, 2002, and 2001. We do not have contracts with many of our OEM and branded customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 64% of sales in 2003, 65% of sales in 2002, and 55% of sales in 2001.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 60% of 2003 sales, 60% of 2002 sales, and 62% of 2001 sales.  Sales outside of the United States accounted for 40% of 2003 sales, 40% of 2002 sales, and 38% of 2001 sales.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 10% of 2003 sales, 15% of 2002 sales, and 15% of 2001 sales.  No other country accounted for more than 10% of 2003, 2002, or 2001 sales.

With continued industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This trend continues to affect our business with certain distributors, OEMs and other server manufacturers, and we believe that it will continue to make our future sales more difficult to predict and inventory levels more difficult to manage.

We continue to experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions are not as predictable as they were in prior years and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Depending on future general economic conditions and other factors, our revenue could decline in the future.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we plan to implement the system at our international locations during 2004. We have capitalized the development and implementation costs of the new system to date and have begun depreciating the costs for the system used in the United States.  As of December 31, 2003, $9.9 million had been capitalized for this new system and $6.9 million had been placed in service for locations in the United States. We expect the new system to provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships, and operating expenses on a timelier basis.

We received ISO 9001:2000 registration for our global business processes during the first quarter of 2003.  We believe ISO registration will become a requirement for doing business with several of our OEM customers.

Our stockholders approved the adoption of the Avocent Corporation 2003 Stock Option Plan at the annual meeting of stockholders held in June 2003.  Under the 2003 Stock Option Plan, 2.0 million shares of our common stock are reserved for issuance and we have issued approximately 496,000 options under this plan through December 31, 2003.  We filed a registration statement on Form S-8 to register the shares authorized for issuance under this plan during the fourth quarter of 2003.  Additionally, our Board of Directors approved the adoption of the Avocent Corporation 2003 Inducement Award Plan in the fourth quarter of 2003.  Under the Inducement Award Plan, 500,000 shares of our common stock are reserved for issuance to new employees. We have issued approximately 142,000 options under this plan through December 31, 2003.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.

Results of Operations

Our consolidated statements of operations, stockholders’ equity, and cash flows reflect the results of acquired companies from the respective dates of acquisition.  Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	43.5	49.5	58.6
Gross profit	56.5	50.5	41.4
Operating expenses:
Research and development expenses	9.8	10.2	8.8
Acquired in-process research and development expense and other acquisition costs	1.3	2.3	1.8
Selling, general and administrative expenses	23.1	25.7	29.2
Amortization of intangible assets	7.2	8.5	51.9
Impairment write-down of intangible assets	—	—	76.4
Total operating expenses	41.4	46.7	168.1
Income (loss) from operations	15.1	3.8	(126.7)
Net investment income	1.6	2.2	2.5
Net realized investment gains (losses)	0.9	(0.1)	(2.1)
Other expense, net	(0.1)	(0.1)	(0.1)
Income (loss) before provision for (benefit from) income taxes	17.5	5.8	(126.4)
Provision for (benefit from) income taxes	4.8	1.7	(1.2)
Net income (loss)	12.7%	4.1%	(125.2)%

Years Ended December 31, 2003 and 2002

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, and extension and remote access solutions. Net sales increased 17% to $304.2 million for 2003 from $260.6 million for 2002. This increase in sales resulted from increased demand from our OEM and branded customers across all geographic regions.  OEM sales for 2003 increased 17% over 2002, and branded sales for 2003 increased 17% over 2002. OEM sales were 46% of sales for both 2003 and 2002, while branded sales accounted for 54% of sales for both 2003 and 2002.  Continued strong demand for our digital product line contributed to our sales growth. The primary contributor to the growth of our digital product revenue was the introduction of the OEM versions of our digital product line in mid 2002.  Sales of our digital solutions accounted for $114.8 million or 37.7% of sales in 2003 compared with $64.1 million or 24.6% of sales for 2002.  Our analog line of products also contributed to our sales growth with contributions from our OEM line of analog products and our high-end analog solution, the AMXTM.

Sales were strong in the United States and internationally.  Sales within the United States were 60% of sales in both 2003 and 2002, while international sales accounted for 40% of sales in both 2003 and 2002.  Sales in the U.S. increased 17% from $155.6 million in 2002 to $182.1 million in 2003, while international sales increased 16% from $105.0 million in 2002 to $122.1 million in 2003.  This increase in sales in the U.S. can be attributed to the stabilization of spending in the technology sector of the economy, the strengthening of our branded sales, and the strong sales of our digital and analog OEM solutions.  The strength in our international sales was most evident in the European and the Asia Pacific regions, where both branded and OEM sales were strong. We believe the overall strength in these regions is the result of our increased investments in international sales and marketing programs over the past two years.

We believe that our revenue will continue to grow and we anticipate revenue growth of approximately 13% to 17% in 2004. To achieve these results, we expect our digital product sales to continue to increase as a percentage of sales in 2004, and we expect contributions from new products planned in our AMX, midrange, and SwitchView product families as well as from our embedded solutions.  We anticipate that these new product offerings will drive increased revenues in both our OEM and branded business.   Other factors supporting our projected sales growth are positive trends in our international business and reported increases in spending for information technology in the U.S.  Key assumptions underlying our expectation of sales growth is that the IT spending climate will continue to improve and that there will be no material change in our competitive environment.  Our business is seasonal, and we expect revenue to be flat to down 7% from the fourth quarter of 2003 to the first quarter of 2004.

Gross profit.  Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins improved significantly to 56.5% in 2003 from 50.5% in 2002.  Gross margin in 2003 benefited from higher sales of our digital solutions, which typically have a higher margin than our analog products, and accounted for almost 38 % of sales in 2003 compared to 25% of sales in 2002.  Gross margins also benefited from changing contract manufacturers to achieve lower costs for a significant portion of our business. Our margins also benefited from a full year of sales of our AMX product, which has a higher gross margin than our other analog products and only began shipping in the third quarter of 2002.  These factors were offset in part by price reductions granted to certain OEM customers and larger discounts given to certain new international resellers as we continue to expand the regions where we sell our products.  Margins were positively affected by our efforts both to lower product costs through product redesigns that eliminated costly components and to reduce costs in our supply chain.

We expect gross margins to average between 55% and 57% in 2004, while remaining flat in the first quarter of 2004 as compared to the fourth quarter of 2003.  Overall, we believe that we are not likely to be able to maintain such high margins in the long term as we expect competitive and customer pressures may result in lower gross margins than we experienced in the last half of 2003. We expect continued cost reductions from engineering redesigns and price reductions from our contract manufacturers to help offset the adverse impact from competitive and customer pressures in the coming year.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred. Research and development expenses were $29.8 million, or 9.8% of net sales in 2003, compared to $26.5 million, or 10.2% of net sales in 2002. The increase in the amount spent on research and development can be attributed to an increase in the number of engineers, and an increase in materials, certification, and testing of products currently in development. The increase in headcount was the result of hiring software engineers to support the software embedded within our expanding suite of digital offerings and the addition of engineers through our acquisitions.   In addition, we continued to enhance our existing engineering test labs and establish new labs in order to improve completion time for developing and testing new products.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  For 2004, we expect research and development expense to stabilize as a percentage of sales and be in the 9.0% to 9.5% range.  For the first quarter of 2004, we expect research and development expense to increase slightly from the fourth quarter of 2003 due to a full quarter of costs from the Soronti and Crystal Link acquisitions.

Acquired in-process research and development expense and other acquisition costs.  Acquisition related expenses in 2003 are comprised solely of the write-off of $3.9 million of in-process research and development expense related to the acquisition of Soronti.  Acquisition related expenses in 2002 were comprised solely of the write-off of $6.0 million of in-process research and development expense related to the acquisition of 2C.  We expect to expense $3.0 to $5.0 million of in-process research and development expense related to the acquisition of Crystal Link Technologies in the first quarter of 2004.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $70.4 million, or 23.1% of net sales for 2003 compared to $66.9 million, or 25.7% of net sales for 2002.  The increase in selling, general and administrative expenses was due primarily to increased labor costs as a result of additions to headcount and higher advertising costs.  Our additions to headcount were the result of hiring sales staff in Europe, Asia, and certain regions of the U.S. to strengthen our sales force in key regions, and the hiring of additional information technology staff to support our enterprise resource planning information system project and the acquisition of Soronti.  The increased advertising expense was the result of advertising expenses related to the rollout of new products. The first quarter of 2002 was affected by $2.7 million in legal fees related to patent litigation, as well as $2.0 million of compensation expense recorded as the result of a cashless option exercise.  However, selling, general and administrative expenses in 2002 benefited from a $1.4 million recapture of a receivable previously reserved in 2001, related to a contract manufacturer that had filed for bankruptcy.  We received a favorable ruling by the bankruptcy judge, which allowed the offset of receivables and payables between the contract manufacturer and certain customers, including Avocent.  We expect selling, general and administrative expenses as a percentage of sales to be flat for the first quarter of 2004 and down slightly for the 2004 year, but we expect these expenses to grow slightly in dollars.  Looking ahead, we expect legal and accounting costs related to corporate governance initiatives (including the Sarbanes-Oxley Act of 2002 and other regulatory changes) and the continued protection of our intellectual property rights to increase.  Additionally, we expect increased costs related to additional sales staffing, product rollout programs, depreciation of capitalized ERP costs, increased trade show activity, increased advertising activity, and increased travel costs related to these efforts.

Amortization of intangible assets.  Amortization of $21.8 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisitions of Equinox and 2C and a small amount for Soronti, acquired in mid November 2003.  Amortization of $22.2 million in 2002 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C.

Net investment income.  Net investment income decreased from $5.6 million in 2002 to $4.8 million in 2003.  Although we had more cash and investments during 2003 than in 2002, our interest income declined due to lower interest rates.

Net realized investment gains (losses).  Net realized investment gains (losses) increased from a loss of $305,000 in 2002 to a gain of over $2.6 million in 2003 almost entirely as a result of the gain on the disposition of a previously written down equity investment recognized in the third quarter of 2003.

Other income (expense), net.  Net other expense increased from $178,000 in 2002, to $288,000 in 2003. This increase was due primarily to larger foreign exchange losses in the first half of 2003 as compared to 2002.  The larger foreign exchange losses in the first half of 2003 were offset somewhat by exchange gains in the second half of 2003.

Provision for (benefit from) income taxes.  The provision for income taxes was $14.5 million in 2003 compared to $4.5 million in 2002. The effective tax rate for 2003 was 27.3% in 2003 compared to an effective tax rate of 29.5% in 2002.  Our effective tax rate is affected by many factors, including the composition of pretax profit among our locations.  In recent years, we have increased our international shipments from our Shannon, Ireland facility, which operates under a 10% tax rate.

Net income.  Net income for 2003 was $38.5 million compared to $10.7 million for 2002, as a result of the above factors, including the increase in our revenues, an increase in our margins, and an increase in realized investment gains, partially offset by an increase in selling, general and administrative expenses and research and development expenses. The difference in amounts charged for acquired research and development expense upon the acquisitions of 2C in 2002 and Soronti in 2003 also positively affected net income in 2003.  Net income as a percentage of sales for 2003 was 12.7%, compared to 4.1% for 2002.

Years Ended December 31, 2002 and 2001

Net sales. Net sales increased 2% to $260.6 million for 2002 from $255.9 million for 2001. This increase in sales resulted from increased demand from our OEM customers and increased sales from our branded customers. On a percentage basis, OEM sales for 2002 increased 3% over 2001, and branded sales for 2002 increased 1% over 2001. OEM sales were 46% of sales for both 2002 and 2001.  Branded sales were 54% of sales for both 2002 and 2001.  The 2C acquisition did not contribute material sales in 2002.  Customer acceptance of our digital products also contributed to our moderate sales growth.  Although sales of our analog switching solutions declined in 2002 from 2001, the increase in sales of our digital solutions more than offset the decline in analog product sales.  Sales of our digital solutions accounted for $64.1 million or 24.6% of sales in 2002 compared with $21.7 million or 8.5% of sales for 2001.

Sales within the United States were 60% of sales in 2002 and 62% of sales in 2001, while international sales accounted for 40% of sales in 2002 and 38% of sales in 2001.  Sales in the U.S. declined from $159.8 million in 2001 to $155.6 million in 2002, while international sales increased from $96.1 million in 2001 to $105.0 million in 2002.  The decline in sales in the U.S. was due to the general weakness in the technology sector of the economy.  The relative strength in our international sales was most evident in the European and the Asia Pacific regions. We believe our strength in these regions is evidence that we are beginning to realize the benefits of our increased investments in international sales and marketing programs over the last several years.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our reseller and distributor sales and direct sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins improved significantly to 50.5% in 2002 from 41.4% in 2001.  Gross margin in 2002 benefited from higher sales of our digital solutions, which have a higher margin than our analog products, and accounted for over 23% of sales in 2002 compared to only 8% of sales in 2001.  Also, AMX, our new analog matrix switch, began shipping in the third quarter of 2002 and has a higher gross margin than our other analog products.  Additionally, gross margins were significantly affected by $13 million of write-downs for excess and obsolete inventories during 2001.  These write-downs were taken to reduce inventory valuations to bring them in line with current replacement values and to the level necessary to support then current sales demand.  Another charge of over $1 million was taken at one of our locations due to physical count shortages during the fourth quarter of 2001. Margins in the latter half of 2001 were also affected unfavorably by a DS1800 list price reduction.

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

Impairment write-down of intangible assets.  The 2001 impairment write-down of intangible assets is comprised solely of a write-down of goodwill, created as a result of the merger transaction between Apex and Cybex and the acquisition of Equinox, recorded as the result of a cash flow analysis performed under the applicable provisions of SFAS No. 121 during 2001. We performed a cash flow analysis to determine if the remaining balance of goodwill created at the merger of Apex and Cybex and the acquisition of Equinox had been impaired.  The study was performed in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  As a result of this study, in 2001, we recorded a $195.4 million reduction in the carrying value of goodwill created upon the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of then projected cash flows, which were no longer considered adequate to support the value of goodwill associated with the merger.

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

Provision for (benefit from) income taxes.  The provision for income taxes was $4.5 million in 2002 as compared to a benefit from income taxes of approximately $2.9 million in 2001. Excluding merger related adjustments to federal taxes, the effective tax rate for 2002 was approximately 25.5%, compared to 29.0% for 2001, primarily due to increasing international sales from our Shannon, Ireland facility. Our Shannon facility operates under a 10% tax rate.

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

Liquidity and Capital Resources

As of December 31, 2003 our principal sources of liquidity consisted of approximately $306 million in cash, cash equivalents, and investments.  In previous years, we have had a bank line of credit for borrowings but have determined that our cash position and expected maturities of investments are and will continue to be adequate to cover our current and future liabilities and capital needs.  We have no outstanding debt.

Our operating activities generated cash of approximately $82.5 million for 2003, $71.1 million for 2002, and $72.6 million for 2001.  The cash flow from operations in 2003 was primarily the result of increased net income and our continued focus on managing our inventory, which were offset by an increase in receivables as of December 31, 2003.  Inventories declined from $24.4 million at December 31, 2002 to $21.3 million at December 31, 2003.  The decline in inventory was the result of the continued efforts of our global operations group to increase turnover by consuming existing supplies while maintaining adequate inventory to meet customer demands.  A strong increase in sales throughout the last quarter of 2003 also affected our inventory levels.  We continue to monitor our inventory levels and expect to maintain inventory turns in the 6 to 8 range.  Receivables increased more than $8.7 million at December 31, 2003 compared to December 31, 2002, primarily as a result of the increased sales volume in the fourth quarter of 2003 compared to the fourth quarter of 2002.  While our receivables balance increased year over year, we believe that the quality of our receivables was not affected as our DSO ratio remained relatively stable, increasing slightly from 46 at December 31, 2002 to 47 at December 31, 2003.

Other factors affecting our 2003 cash flow were an increase in accounts payable, an increase in accrued wages and commissions, and increased stock option exercises in 2003 compared to 2002.  We recorded a tax benefit from the exercise of stock options of over $10.2 million in 2003 compared to $1.2 million in 2002.  We experienced significant exercises of stock options in 2003 as our stock achieved new 52-week highs at several points during the year.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we plan to implement the system at our international locations during 2004. We have capitalized the costs of the new system to date and have begun depreciating the costs for the portion of the system used in the United States.  As of December 31, 2003, $9.9 million had been capitalized for this new system and $6.9 million had been placed in service for our locations in the United States. We expect the total cost of the new system to be $11.0 to $12.2 million.

During the second quarter of 2003, we purchased a facility in Shannon, Ireland for approximately $6.4 million.  We have occupied the building since July 2003.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of December 31, 2003, none of our expected purchase commitments required payment beyond 2004.

The following table sets forth the annual payments we are required to make under contractual cash obligations and other commercial commitments for operating leases and for purchases of inventory and services, in thousands, at December 31, 2003.

	Operating Leases	Purchase Commitments

2004	$1,745	$25,033
2005	1,375	—
2006	878	—
2007	734	—
2008	685	—
Thereafter	167	—

Total	$5,584	$25,033

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Certain Transactions

Investment in VIEO, Inc.

In the second quarter of 2003, we made a $3.0 million preferred stock investment in VIEO, Inc. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to measure, analyze and control application resources.  Headquartered in Austin, Texas, VIEO has raised funding from a wide group of investors, including our investment.  We are accounting for our investment, which represents less than 10% ownership in VIEO, on the cost method.

Acquisition of Soronti, Inc.

On November 17, 2003, we acquired the outstanding preferred and common shares of Soronti for approximately $7.0 million in cash and stock, plus the assumption of liabilities and payment of certain acquisition costs.  The results of Soronti’s operations have been included in the consolidated financial statements since that date.  Soronti, based in Draper, Utah, has developed server and system management products for the control of IT resources.  Soronti’s products included a virtual presence PCI adaptor and a virtual presence stand alone unit.

We recorded the acquisition under the purchase method of accounting and allocated the purchase price based on the fair values of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment.

Acquisition of Crystal Link Technologies

On January 6, 2004, we acquired Crystal Link Technologies for an initial payment of cash and stock of approximately $7.0 million, plus assumed liabilities of approximately $1.2 million and acquisition costs of approximately $175,000. The purchase agreement calls for possible additional earn-out payments of up to $5.0 million based on future technical enhancements and sales goals.  Crystal Link, based in Escondido, California, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

We will record the acquisition under the purchase method of accounting and will allocate the purchase price based on the fair values of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology will be capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment.

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

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  Our sales agreements generally include a one-month unconditional return policy.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $3.9 million and $3.8 million at December 31, 2003 and 2002, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $2.0 million and $2.6 million at December 31, 2003 and 2002, respectively.

We participate in cooperative advertising and market development programs with certain distributors and OEMs. We use these programs to reimburse distributors and OEMs for certain forms of advertising, and in general, allow distributors and OEMs credits up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

•                                          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $4.0 million and $7.5 million at December 31, 2003 and 2002, respectively.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.7 million and $2.4 million at December 31, 2003 and 2002, respectively.

•                                          We hold investments in various publicly traded equity and debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future. We recorded $4.9 million of other-than-temporary impairment charges against investments in 2001.   There were no other-than-temporary impairment charges recorded against investments in 2003 or 2002.

We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  We recorded $550,000 of write-downs against such investments for the year ended December 31, 2002.  We did not record any such write-downs against these investments in 2003 or 2001.

•                                          Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  Additionally, our annual tests for goodwill impairment, performed in the fourth quarters of 2003 and 2002, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2003, 2002, or 2001.

•                                          We account for income taxes using the asset and liability method. We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and for known contingencies. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, acquired intangible assets, accumulated depreciation, loss on write-down of investments, and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have a valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary of $2.0 million at December 31, 2003 and 2002.

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.  Since we do not have any special-purpose entities, the accompanying consolidated financial statements for 2003 were not affected by FIN 46R. FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. We do not anticipate a material impact from FIN 46R on our financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2003. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. There were no such instruments outstanding as of December 31, 2003.

Item 8. Financial Statements.

Report of Independent Auditors

To the Board of Directors and Stockholders

of Avocent Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As explained in Notes 2 and 8 to the consolidated financial statements, the Company adopted SFAS No. 142, Goodwill and Intangible Assets, effective January 1, 2002.

PricewaterhouseCoopers LLP

Birmingham, Alabama

March 11, 2004

Avocent Corporation

Consolidated Balance Sheets

December 31, 2003 and 2002

(In thousands, except per share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$76,492	$61,699
Investments maturing within one year	146,900	107,619
Accounts receivable, less allowance for doubtful accounts of $1,991 and $2,563 at December 31, 2003 and 2002, respectively	45,011	36,313
Income taxes receivable	415	609
Other receivables, net	225	525
Inventories, net	21,324	24,422
Other current assets	4,251	3,922
Deferred tax assets	4,616	5,932
Total current assets	299,234	241,041

Investments	82,884	44,849
Property held for lease, net	1,526	1,723
Property and equipment, net	38,473	24,313
Goodwill	206,037	203,625
Other intangible assets, net	31,889	52,601
Other assets	720	455
Total assets	$660,763	$568,607

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,034	$6,416
Accrued wages and commissions	9,120	7,743
Accrued liabilities	15,769	13,007
Income taxes payable	6,702	6,901
Other current liabilities	1,097	655
Total current liabilities	42,722	34,722

Deferred tax liabilities	10,884	16,213
Total liabilities	53,606	50,935

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2003 – 47,350 shares issued and outstanding; 2002 – 45,210 shares issued and outstanding	47	45
Additional paid-in capital	982,218	936,288
Unrealized gain on investments, net of deferred taxes	163	43
Foreign currency translation adjustment, net of deferred taxes	64	(29)
Accumulated deficit	(373,892)	(412,439)
Deferred compensation	(1,443)	(6,236)
Total stockholders’ equity	607,157	517,672

Total liabilities and stockholders’ equity	$660,763	$568,607

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Operations

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share data)

	2003	2002	2001
Net sales	$304,238	$260,600	$255,911

Cost of sales	132,412	128,873	149,925

Gross profit	171,826	131,727	105,986

Research and development expenses	29,793	26,522	22,520
Acquired in-process research and development expense and other acquisition costs (Note 3)	3,940	6,000	4,570
Selling, general and administrative expenses	70,398	66,891	74,800
Amortization of intangible assets	21,805	22,189	132,879
Impairment write-down of intangible assets (Note 8)	—	—	195,365

Total operating expenses	125,936	121,602	430,134

Income (loss) from operations	45,890	10,125	(324,148)

Net investment income	4,825	5,598	6,340
Net realized investment gains (losses)	2,619	(305)	(5,302)
Other expense, net	(288)	(178)	(303)

Income (loss) before provision for (benefit from) income taxes	53,046	15,240	(323,413)

Provision for (benefit from) income taxes	14,499	4,502	(2,947)

Net income (loss)	$38,547	$10,738	$(320,466)

Net income (loss) per common share:
Basic	$0.83	$0.24	$(7.22)

Diluted	$0.81	$0.24	$(7.22)

Weighted average common shares outstanding:
Basic	46,194	44,977	44,374

Diluted	47,693	45,549	44,374

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

			Additional Paid-In Capital	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total
	Common Stock
	Shares	Amount

Balance, December 31, 2000	43,820	$44	$898,410	$(2,848)	$(33)	$(102,711)	$(32,682)	$760,180
Acquisition of Equinox	—	—	13,331	—	—	—	(2,752)	10,579
Net loss	—	—	—	—	—	(320,466)	—	(320,466)
Change in foreign currency translation adjustment, net of deferred income taxes of $51	—	—	—	—	(87)	—	—	(87)
Change in net unrealized gains on investments, net of deferred income taxes of $1,824	—	—	—	2,926	—	—	—	2,926
Issuances of common stock	830	1	10,078	—	—	—	—	10,079
Income tax benefit from exercise of stock options	—	—	3,561	—	—	—	—	3,561
Stock-based compensation	—	—	1,366	—	—	—	18,470	19,836
Balance, December 31, 2001	44,650	45	926,746	78	(120)	(423,177)	(16,964)	486,608
Acquisition of 2C Computing, Inc.	—	—	1,965	—	—	—	(115)	1,850
Net income	—	—	—	—	—	10,738	—	10,738
Change in foreign currency translation adjustment, net of deferred income taxes of $53	—	—	—	—	91	—	—	91
Change in net unrealized gains on investments, net of deferred income taxes of $23	—	—	—	(35)	—	—	—	(35)
Issuances of common stock	560	—	4,918	—	—	—	—	4,918
Income tax benefit from exercise of stock options	—	—	1,150	—	—	—	—	1,150
Stock-based compensation	—	—	1,509	—	—	—	10,843	12,352
Balance, December 31, 2002	45,210	45	936,288	43	(29)	(412,439)	(6,236)	517,672
Acquisition of Soronti, Inc.	31	—	1,152	—	—	—	—	1,152
Net income	—	—	—	—	—	38,547	—	38,547
Change in foreign currency translation adjustment, net of deferred income taxes of $56	—	—	—	—	93	—	—	93
Change in net unrealized gains on investments, net of deferred income taxes of $65	—	—	—	120	—	—	—	120
Issuances of common stock	2,109	2	34,618	—	—	—	—	34,620
Income tax benefit from exercise of stock options	—	—	10,239	—	—	—	—	10,239
Stock-based compensation	—	—	(79)	—	—	—	4,793	4,714
Balance, December 31, 2003	47,350	$47	$982,218	$163	$64	$(373,892)	$(1,443)	$607,157

Comprehensive income in 2003 of $38,334 consists of $38,547 of net income, $120 of unrealized gain on investments (net of deferred income taxes) and $93 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized gain on investments is net of $1,702, net of $917 tax expense, of realized gains that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive income in 2002 of $10,682 consists of $10,738 of net income, $35 of unrealized loss on investments (net of deferred income taxes) and $91 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $199, net of $106 tax benefit, of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive loss in 2001 of $323,305 consists of $320,466 of net loss, $2,926 release of unrealized loss on investments (net of deferred income taxes) and $87 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $177, net of $95 tax benefit, of realized losses and a $4,899 write-down on investments that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$38,547	$10,738	$(320,466)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,859	4,361	4,709
Amortization of intangible assets	21,805	22,189	132,879
Impairment write-down of intangible assets	—	—	195,365
Stock-based compensation	4,714	12,352	19,836
Acquired in-process research and development expenses and other acquisition costs	3,940	6,000	4,570
Other-than-temporary decline in fair value of investments	—	550	4,899
Amortization of premium on investments	3,339	2,457	—
Net (gain) loss on sales of investments	(2,619)	305	403
Deferred income taxes	(4,283)	(5,735)	(15,827)
Income tax benefit from exercise of stock options	10,239	1,150	3,561
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(8,677)	12,811	17,964
Income taxes receivable	194	1,721	2,157
Other receivables, net	966	1,590	8,685
Inventories, net	3,300	3,663	10,869
Other assets	(983)	(220)	(1,501)
Accounts payable	3,430	(3,062)	(2,256)
Accrued liabilities, wages and commissions	1,277	393	819
Income taxes payable	(199)	(115)	5,406
Other current liabilities	2,654	(64)	558
Net cash provided by operating activities	82,503	71,084	72,630
Cash flows from investing activities:
Purchase of Soronti, net of cash acquired	(5,520)	—	—
Purchase of 2C, net of cash acquired	—	(23,189)	—
Purchase of Equinox, net of cash acquired	—	—	(31,725)
Purchases of property and equipment	(18,983)	(7,064)	(3,343)
Purchases of available-for-sale investments	(243,698)	(74,192)	(25,864)
Purchases of held-to-maturity investments	—	(91,911)	(68,854)
Proceeds from maturities and sales of available-for-sale investments	115,376	89,510	13,490
Proceeds from maturities of held-to-maturity investments	50,405	12,836	70,074
Net cash used in investing activities	(102,420)	(94,010)	(46,222)
Cash flows from financing activities:
Proceeds from issuance of short term debt	—	—	45,000
Repayment of short-term debt	—	—	(45,000)
Repayment of short-term debt assumed at acquisitions	(3)	(890)	—
Proceeds from employee stock option exercises	32,811	3,675	9,291
Proceeds from employee stock purchase plan	1,809	1,243	788
Net cash provided by financing activities	34,617	4,028	10,079

Effect of exchange rate changes on cash and cash equivalents	93	91	(87)

Net increase (decrease) in cash and cash equivalents	14,793	(18,807)	36,400
Cash and cash equivalents, beginning of year	61,699	80,506	44,106

Cash and cash equivalents, end of year	$76,492	$61,699	$80,506
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$1	$282

Cash paid during the year for income taxes	$9,658	$7,845	$4,248

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

(In Thousands, except per share data)

1.                                Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures and sells analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension and remote access products, and technologies for the computer industry.  The Company’s analog, digital and serial switching solutions and the extension and remote access products, and technologies help network administrators manage multiple servers and serially controlled devices from a single keyboard, video monitor and mouse configuration from extended distances or from remote locations, facilitating efficient network management and administration. The Company sells products to distributors, resellers, original equipment manufacturers and end-users in the United States and internationally.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Equinox Systems Inc. (“Equinox”), which was acquired on January 3, 2001, 2C Computing, Inc. (“2C”), which was acquired on August 20, 2002 and Soronti, Inc. (“Soronti”), which was acquired on November 17, 2003.

2.                                Summary of Significant Accounting Policies

The principal accounting policies of the Company are as follows:

Principles of Consolidation - The Company’s consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents, except that certain investments with original maturities of less than 90 days are classified as short term investments when such investments are a part of our non-operating investment portfolio.

Other Receivables - Other receivables are primarily comprised of amounts due, net of estimated uncollectible accounts, from certain subcontract manufacturers of the Company for product components sold to those subcontractors.  The selling price generally approximates our cost of the component inventory.  The component sales are netted against our inventory costs with gains or losses included in the determination of cost of sales in the accompanying consolidated statements of operations.  As of December 31, 2003 and 2002, there were no reserves for uncollectible accounts recorded against receivables from subcontractors.

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

Investments - The Company’s investments consist primarily of bank deposits, corporate bonds, commercial paper, asset-backed securities, municipal bonds, U.S. government agency securities, mortgage-backed securities guaranteed by U.S. government agencies, preferred stock and common stock.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Certain investments with original maturities of less than 90 days are classified as short term investments when such are a part of our investment portfolio.  Realized gains and losses are accounted for on the specific identification method.  Purchases and sales are recorded on a trade date basis.

The Company also invests in privately-held companies and generally records its investments in these entities at cost or using the equity method if the Company has the ability to exercise significant influence over the entity.  The Company had $3,450 of such investments as of December 31, 2003 and $450 of such investments as of December 31, 2002.  These investments are included in total long-term investments in the accompanying consolidated balance sheets.  The Company reviews its investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that the investment will not be recovered.  Impairment charges are recorded on investments having a basis that is greater than the value that the Company would reasonably expect to receive in an arm’s length sale of the investment (see note 5).

Property Held for Lease - Property held for lease is carried at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs are deferred and matched against rental income over the initial term of the lease (see Note 6).  Net rental income is reported within net investment income.

Property and Equipment - Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in income from operations.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	5 – 39 years
Computer software and equipment	3 – 5 years
Other equipment	3 – 5 years

Long-Lived Assets – The Company reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2003, 2002 or 2001.

Other Intangible Assets - Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Developed technology	3 – 5 years
Patents and trademarks	5 – 7 years
Customer base and certification	3 – 6 years
Non-compete agreements	3 years (contract period)
Other assets	3 – 7 years

Goodwill - The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to assets acquired and liabilities assumed.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed a transitional impairment test of all goodwill as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill, as prescribed by this standard, in the fourth quarters of 2003 and 2002.  The tests conducted during 2003 and 2002 concluded that there had been no impairment of goodwill and that no adjustments were required. However, in 2001 the Company recorded a $195,365 reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex (see note 8).

Allowance for Sales Returns - The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $3,909 and $3,769 at December 31, 2003 and 2002, respectively. The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Liability for Warranty Returns - The Company’s products generally include warranties of one to three years for product defects. The Company accrues for warranty returns at cost to repair or replace products. The Company also offers extended warranties to customers and recognizes the revenue associated with the extended warranties over the life of the warranty.  The liability for warranty returns totaled approximately $2,652 and $2,435 at December 31, 2003 and 2002, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation - The Company generally records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. For unvested options of companies acquired that existed as of their respective acquisition dates, the intrinsic value was computed as of the acquisition date and the pro rata portion related to future service was deferred (included in deferred compensation in the consolidated balance sheets) and is being amortized over the remaining vesting period of the stock options. The fair value of these unvested options as of the consummation date was computed and the amount in excess of the intrinsic value was included in the respective purchase consideration (see Note 3).

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
Net income (loss) — as reported	$38,547	$10,738	$(320,466)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,367	11,110	18,183
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(29,001)	(36,717)	(46,131)
Net income (loss) — pro forma	$13,913	$(14,869)	$(348,414)

Basic earnings (loss) per share — as reported	$0. 83	$0.24	$(7.22)
Basic loss per share — pro forma	$0.30	$(0.33)	$(7.85)
Diluted earnings (loss) per share — as reported	$0.81	$0.24	$(7.22)
Diluted loss per share — pro forma	$0.29	$(0.33)	$(7.85)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	4.5	5	5
Expected volatility	60.0%	67.5%	89.9%
Risk-free interest rate	2.38 — 3.03%	2.93 — 4.47%	4.09 — 4.79%

Concentrations of Customer Base and Credit Risk – Three customers each exceeded 10% of the Company’s sales for 2003 and 2002, while only one customer exceeded 10% of sales for 2001.  The three customers accounted for 48% of net sales in 2003 and 47% of net sales for 2002.  The one customer accounted for 23% of net sales for 2001. Accounts receivable from these three customers represented approximately 56% of trade receivables at December 31, 2003 and December 31, 2002.  The Company’s top five customers accounted for 64%, 65% and 55% of net sales for 2003, 2002 and 2001, respectively.

The Company places cash and investments in several high-quality financial institutions and seeks to limit the credit exposure from any one institution, issuer or instrument.

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

Foreign Currency - The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar with any transaction gains or losses reported in other income (expense). Adjustments from translating financial statements of international subsidiaries are recorded as a separate component of stockholders’ equity.

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations. At December 31, 2003 and December 31, 2002, the Company had no open forward contracts.

Revenue Recognition - The Company generally records sales upon shipment of the related product, net of any discounts as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Shipping terms are evaluated, and revenue on products shipped FOB destination is recorded when the customer takes possession of the goods. The Company’s shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations.  At December 31, 2003 and 2002, there were no shipments for which Avocent deferred revenue as the result of not meeting the Company’s criteria for revenue recognition.

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

The Company implemented a new enterprise resource planning system in the fourth quarter of 2003 at its United States locations and plans to implement the system at its international locations during 2004. The Company has capitalized the costs of the new system to date and has begun depreciating the costs for the system used in the U.S.  As of December 31, 2003, $9,867 had been capitalized for this new system and $6,877 had been placed in service for the locations in the United States. As of December 31, 2002, $1,600 had been capitalized for this new system.

Advertising Expense – Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $6,793, $6,983 and $8,079 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Net investment income – Net investment income includes income from interest, dividends, rental property held for lease and accretion of bond discounts, net of related expenses.

Net realized investment gains (losses) – Net realized investment gains (losses) include gains (losses) realized upon the sales of equity and cost basis investments and losses realized on investments when a decline in fair value is determined by management to be other than temporary.

Other Income (Expense) – Other income (expense) consists primarily of foreign currency exchange gains or losses and interest expense.

Comprehensive Income (Loss) - Comprehensive income (loss) includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income (loss), foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Earnings (Loss) Per Share – Earnings (loss) per common share, and earnings (loss) per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 12).

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

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements in order to conform to the 2003 presentation. These reclassifications had no effect on previously reported net income (loss), net cash provided by operating activities, net cash used in investing activities or total stockholders’ equity.

Recently Issued Accounting Standards - In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R (revised December 2003), which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46R is required to be applied to entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.  Since the Company does not have any special-purpose entities, the accompanying consolidated financial statements for 2003 were not affected by FIN 46R. FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. The Company does not anticipate a material impact from FIN 46R on Avocent’s financial position, results of operations, or cash flows.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of underlying to conform it to language used in FASB interpretation number (FIN) 45, and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. SFAS No. 149 does not currently impact the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB Board decided to defer the effective date of certain provisions of SFAS 150. SFAS No. 150 does not currently impact the Company’s financial statements.

3.                                      Acquisitions

Acquisition of Soronti - On November 17, 2003, the Company acquired the outstanding preferred and common shares of Soronti for approximately $7,000 in cash and stock, plus the assumption of liabilities and payment of certain acquisition costs.  The results of Soronti’s operations have been included in the consolidated financial statements since that date.  Soronti, headquartered in Draper, Utah, has developed server and system management products for the control of IT.  Soronti’s products included a virtual presence PCI adaptor and a virtual presence stand alone unit.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$5,848
Value of common stock issued for outstanding shares	1,152
Acquisition costs	207

Total purchase consideration	$7,207

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$800	Various
In-process research and development	3,940	—
Developed technology	500	3 years
International marketing rights	668	3 years
Goodwill	2,412	—
Deferred tax liability on intangible assets acquired	(270)	3 years
Assumed liabilities	(843)	—

	$7,207

The acquisition was funded through available cash and by the issuance of 31 shares of Avocent common stock.  The common stock, valued at approximately $1,152, was recorded as non-cash consideration for the acquisition of Soronti, Inc. On the closing of the Soronti transaction, the Company acquired $535 in cash held by Soronti.

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

Soronti’s in-process research and development activities consisted of the development of the Remote Office Branch Office (“ROBO”) product, an appliance with both KVM and serial ports that utilizes the SwitchView IP technology to provide the user access over IP, a mezzanine card based on the virtual presence technology that is a small form factor card designed for integration into existing analog KVM switches, embedded KVM redirection circuitry for remote server management, which essentially integrates the technology from the mezzanine card into the server motherboard, and a PCI card which is an add-in card that provides remote management of a server. The work remaining to be performed on these projects varied, but at the time of the acquisition, the projects were considered to be in early concept form, prototype form, or mid-design form.  The ROBO project essentially competed with products currently sold by Avocent and the project has been abandoned at this time.  The results of our IPR&D valuation work yielded no value from the ROBO product.  The other projects were still in process at the end of 2003.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2013, with 90% of Soronti’s forecasted revenue in 2005 coming from projects currently in development.   Net income attributable to IPR&D was calculated by applying Soronti’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004. These products have estimated economic lives ranging from approximately seven to ten years. The product life cycle is characterized by a gradual 3 to 4 year ramp up period, followed by a 2 to 3 year plateau, followed by a 2 to 3 year decline period. Operating margins are projected to be below overall Avocent margins in the early years, but will improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 25%.

Acquisition of 2C - On August 20, 2002, the Company acquired the outstanding preferred and common shares of 2C for approximately $22.8 million in cash, plus the assumption of liabilities and stock options.  The results of 2C’s operations have been included in the consolidated financial statements since that date.  2C, headquartered in Huntsville, Alabama, has developed digital extension technology that splits the PCI bus of a PC and allows the PC motherboard, processor, hard drive, and other user devices to be located at a distance from the user and connected using CAT 5 or fiber optic cable.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$22,781
Outstanding options assumed	1,850
Acquisition costs	441

Total purchase consideration	$25,072

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$1,306	Various
In-process research and development	6,000	—
Patents	370	5 years
Non-compete agreements	3,273	3 years (contract period_
Trademarks	2,030	5 years
Customer base	1,613	3 years
Goodwill	15,136	—
Deferred tax liability on intangible assets acquired	(2,733)	Various
Assumed liabilities	(1,923)	—

	$25,072

The acquisition was funded through available cash.  On the closing of the 2C transaction, the Company acquired $32 in cash held by 2C.

Acquisition of Equinox - On January 3, 2001, the Company acquired Equinox for cash equal to $9.75 for each outstanding share of Equinox capital stock. Equinox, headquartered in Sunrise, Florida, makes products that provide communications port management and remote control capabilities. The products are distributed through a two-tier distribution channel, a network of value-added resellers and OEMs.

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

A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$55,607
Outstanding options assumed	10,579
Acquisition costs	413

Total purchase consideration	$66,599

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$38,981	Various
In-process research and development	4,570	—
Patents and trademarks	1,680	7 years
Developed technology	6,250	5 years
Assembled workforce	1,800	3 years
Customer base and certification	2,500	3 — 6 years
Goodwill	21,165	—
Deferred tax liability on intangible assets acquired	(5,962)	Various
Assumed liabilities	(4,385)	—

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

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, 2C, Equinox, and Soronti as if the acquisitions had occurred on January 1, 2001.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2001, or of results which may occur in the future.

	Years Ended December 31,
	2003	2002	2001

Net sales	$305,235	$262,034	$255,970
Net income (loss)	$39,962	$14,153	$(319,856)
Income (loss) per diluted share	$0.84	$0.31	$(7.21)

4.                                      Inventories

Inventories consist of the following at December 31, 2003 and 2002:

	2003	2002
Raw materials, net	$4,155	$7,560
Work in process, net	659	851
Finished goods, net	16,510	16,011

Inventories, net	$21,324	$24,422

As of December 31, 2003 and 2002, inventories above have been reduced by reserves for excess and obsolete inventories of $4,020 and $7,502, respectively.

5.                                      Investments

All investments in publicly traded securities at December 31, 2003, are classified as available-for-sale and carried at fair value.   During 2003, any held-to-maturity investments were allowed to mature, and all new purchases of securities were accounted for as available-for-sale.  The Company includes certain investments with original maturities of less than 90 days as short term investments when such investments are a part of our non-operating investment portfolio.  Investments at December 31, 2003, are as follows:

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Current investments:

Corporate bonds	$40,944	$49	$(30)	$40,963
Municipal bonds	56,316	3	(1)	56,318
Asset-backed securities	292	7	—	299
Mortgage-backed securities guaranteed by U.S. government agencies	13,762	96	(23)	13,835
U.S. government agency obligations	17,508	20	(2)	17,526
Time deposits	17,959	—	—	17,959
Total	$146,781	$175	$(56)	$146,900

	December 31, 2003
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Non-current investments:

Corporate bonds	$30,538	$43	$(69)	$30,512
Municipal bonds	14,047	11	(31)	14,027
Mortgage-backed securities guaranteed by U.S. government agencies	32,111	225	(54)	32,282
U.S agency obligations	2,607	6	—	2,613
Private equity investments	3,450	—	—	3,450

Totals	$82,753	$285	$(154)	$82,884

At December 31, 2002, the amortized costs and estimated fair values of held-to-maturity investments (carried at amortized cost) and available-for-sale securities (carried at fair value) are as follows:

	December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Current investments:
Held-to-maturity investments:
Corporate bonds	$48,534	$179	$(12)	$48,701
Asset-backed securities	1,010	3	—	1,013
U.S. government agency obligations	2,005	5	—	2,010

Total	$51,549	$187	$(12)	$51,724

Available-for-sale securities:
Corporate bonds	$33,863	$67	$(84)	$33,846
Mortgage-backed securities guaranteed by U.S. government agencies	12,466	103	—	12,569
Time deposits	9,655	—	—	9,655

Total	$55,984	$170	$(84)	$56,070

	December 31, 2002
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Non-current investments:
Held-to-maturity investments:
Corporate bonds	$511	$11	$—	$522
Asset-backed securities	1,009	7	—	1,016
U.S. government agency obligations	1,004	22	—	1,026

Totals	$2,524	$40	$—	$2,564

Available-for-sale securities:
Corporate bonds	10,195	12	(4)	10,203
Mortgage-backed securities guaranteed by U.S. government agencies	29,022	307	—	29,329
U.S agency obligations	1,997	13	—	2,010
Equity investments	1,131	—	(348)	783

Totals	$42,345	$332	$(352)	$42,325

Scheduled maturities of non-current investments, excluding equity securities which have no stated maturity,  are as follows:

	December 31, 2003
	Amortized Cost	Estimated Fair Value
Due within two years	$42,693	$42,648
Due two to three years	4,499	4,504
Mortgage-backed securities	32,111	32,282

Totals	$79,303	$79,434

Investments in mortgage-backed securities are included under available-for-sale securities. The Company anticipates prepayments of approximately 25% per year in addition to scheduled maturities on such securities.

As of December 31, 2003 substantially all of the Company's investments that had unrealized losses were in a loss position for less than twelve months.  The unrealized losses include 55 individual securities and have been caused by slight upward variations in interest rates in the particular securities since the time they were acquired. Most of these investments have been acquired within the past 12 months and are of high credit quality or are guaranteed by an agency of the US government. The Company anticipates that it will realize the full par value upon maturity of these securities.

Gross realized gains on the sale of available-for-sale securities were approximately $3,191 and gross realized losses were approximately $572 for the year ended December 31, 2003.  During the year ended December 31, 2003 the Company included gross unrealized losses of $166 on its investments in mortgage-backed securities, and gross unrealized gains of $7 on its investments in other debt instruments as a separate component of stockholders’ equity.  We have evaluated our investments as of December 31, 2003, and determined that none have sustained an other-than-temporary decline, and no such charges have been recorded for 2003.  Gross realized gains on the sale of available-for-sale securities were approximately $36 and gross realized losses were approximately $378 for the year ended December 31, 2002. During 2002, the Company included gross unrealized losses of $213 on its equity investments and gross unrealized gains of $246 on its investments in mortgage-backed securities as a separate component of stockholders’ equity.  Gross realized gains on the sale of available-for-sale securities were approximately $528 and gross realized losses were approximately $800 for the year ended December 31, 2001. During 2001, the Company recognized gross losses of $4,899 on its equity investments due to declines in value that were determined by management to be other than temporary. During 2003, the Company realized gross gains of $3,173 upon the sale an equity investment that had been previously written down.  There were no such gains or charges to investments in 2002.

In the second quarter of 2002, the Company made a $1,000 investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  The Company purchased 400 shares of Rymic’s common stock, giving Avocent approximately a 14% equity position in Rymic.  In addition, as part of the investment, the Company received certain rights of co-sale regarding the shares of stock that were purchased and certain rights of first refusal regarding shares of Rymic stock held by its major shareholders.  The Company also entered into a Strategic Partnership Agreement with Rymic to share certain technologies and other expertise, and the Company became an authorized reseller of Rymic’s line of rymicNET™ remote monitoring and control products in the computer, server, and data center management markets. Subsequent to the initial investment, the Company received 200 additional shares in Rymic in November of 2002 as a result of Rymic failing to meet certain pre-defined operational targets. During 2002, the Company recorded equity-method losses and an impairment charge totaling $550 against its investment in Rymic, which was included in research and development expenses in the accompanying consolidated statements of operations.  The Company did not recognize any gross realized losses on such investments in 2003 or 2001

Early in the first quarter of 2001 and prior to the Company’s investment in Rymic, Doyle C. Weeks, one of the Company’s directors and Executive Vice President for Group Operations and Business Development, purchased 10 shares of common stock of Rymic at the price of $2.50 per share.  Mr. Weeks also received a gift of 5 shares of Rymic common stock from one of its major shareholders.  At approximately the same time, Gary R. Johnson, Avocent’s Senior Vice President of Global Sales and Marketing, purchased 10 shares of common stock at the price of $2.50 per share.  At the time of the Company’s investment, Mr. Weeks was one of 6 directors of Rymic, and in connection with his services as a director and prior to Avocent’s investment, Mr. Weeks was awarded nonqualified stock options to purchase 5 shares of Rymic common stock at $2.50 per share that vested upon receipt.  Mr. Weeks did not receive any fees from Rymic.  Mr. Weeks was on the board of directors of Rymic through January 2004, but will not receive any additional director fees or stock options for as long as the Company holds its equity position in Rymic.

In 2003 the Company entered into a research and development agreement with Rymic whereby the Company paid $332 to Rymic for the development of certain technologies.  The costs associated with this agreement were expensed and included in research and development expenses in 2003.

In the second quarter of 2003 the Company made a $3,000 preferred stock investment in VIEO, Inc. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to measure, analyze and control application resources.  Headquartered in Austin, Texas, VIEO has received funding from a wide group of investors, including Avocent’s investment.  The Company’s investment, which represents less than 10% ownership in VIEO, is being accounted for on the cost method.

6.                                      Property Held for Lease

The Company owns a building in Huntsville, Alabama and has executed a five-year agreement to lease the building to an unrelated party. The lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. The lease agreement also provides for early termination at the option of the lessee after three or four years, subject to certain conditions, including termination fees. Rental income totaled approximately $221 for each of the years ended December 31, 2003, 2002 and 2001.

Property held for lease consists of the following at December 31, 2003 and 2002:

	2003	2002
Building	$2,306	$2,306
Accumulated depreciation	(780)	(583)

Property held for lease, net	$1,526	$1,723

Future minimum rental income on this non-cancelable operating lease is approximately as follows:

Year ending December 31:
2004	$221
2005	93

$314

7.                                      Property and Equipment

Property and equipment consists of the following at December 31, 2003 and 2002:

	2003	2002
Land and land improvements	$4,947	$3,152
Buildings	21,530	16,873
Leasehold improvements	2,403	1,392
Computer software and equipment	15,014	9,838
Other equipment	11,539	10,804
Construction in progress	3,331	2,002

	58,764	44,061
Less accumulated depreciation	(20,291)	(19,748)

Property and equipment, net	$38,473	$24,313

Depreciation expense was $4,859, $4,361 and $4,709 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company implemented a new enterprise resource planning system in the fourth quarter of 2003 at its United States locations and plans to implement the system at its international locations during 2004. The Company has capitalized the costs of the new system to date and has begun depreciating the costs for the United States locations.    The Company has capitalized approximately $9,870 of related costs as of December 31, 2003 and expects the total cost of implementing the system to be in the range of $11,000 to $12,200.

8.                                      Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization, including the intangible assets from the Soronti acquisition detailed in Note 3, are as follows:

	December 31, 2003		December 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$66,240	$45,824	$65,740	$32,869
Patents and trademarks	17,657	9,566	17,350	5,663
Customer base and certification	1,613	717	21,113	16,013
Non-compete agreements	3,273	1,455	3,273	364
Other assets	768	100	101	67
	$89,551	$57,662	$107,577	$54,976

During 2003, the Company retired $19,500 of fully amortized other intangible assets and the related accumulated amortization, which were recorded in 2000 at the merger of Apex Inc. and Cybex Computer Products Corporation to form Avocent and had a three year estimated useful life.  The retirement had no impact on reported earnings.

For the years ended December 31, 2003, 2002 and 2001, amortization expense for other intangible assets was $21,805, $22,189 and $21,881, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2004	$17,900
2005	11,100
2006	2,600
2007	289
Total	$31,889

The following tables present the impact of the new standards on income (loss) from operations, net income (loss) and income (loss) per share, as if they had been in effect for the year ended December 31, 2001.

	For the Year Ended December 31,
	2003 As Reported	2002 As Reported	2001 As Reported	2001 Pro- Forma
Income (loss) from operations	$45,890	$10,125	$(324,148)	$(213,150)
Net income (loss)	$38,547	$10,738	$(320,466)	$(209,468)
Basic earnings (loss) per share	$0.83	$0.24	$(7.22)	$(4.72)
Diluted earnings (loss) per share	$0.81	$0.24	$(7.22)	$(4.72)

In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill in the fourth quarter of 2003 and 2002, as prescribed by this standard.  The test in the fourth quarter of both years concluded that there had been no impairment of goodwill and that no adjustments were required.

During the fourth quarter of 2001, due to the deteriorated economic conditions and lower future growth expectations relative to estimates made at the merger of Apex and Cybex and the acquisition of Equinox, the Company performed an analysis to determine if the remaining balance of goodwill created at the merger and the acquisition had been impaired.  The analysis was performed in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.  As a result, the Company recorded a $195,365 reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex.  The write-off of the goodwill was based on an analysis of projected cash flows, which, at that time, were no longer deemed adequate to support the value of goodwill recorded at the dates of the merger and acquisition.  Additionally, in 2001, prior to the adoption of SFAS No. 142, we recorded goodwill amortization in the amount of $110,998. Following the adoption of SFAS No. 142, we no longer recorded goodwill amortization.

9.                                      Product Warranties

The activity within the liability for warranty returns in 2003 and 2002 is as follows:

	2003	2002

Balance, beginning of year	$2,435	$4,157

Accruals for product warranties issued during the period	597	398
Settlements made during the period	(380)	(2,132)
Warranty liability assumed upon the acquisition of 2C	—	12

Balance, end of year	$2,652	$2,435

Deferred revenue related to the Company’s extended warranty program was $1,046 at December 31, 2003 and $618 at December 31, 2002.  The Company recorded earned revenue from the amortization of deferred revenue related to extended warranties of $282 for the year ended December 31, 2003 and $90 for the year ended December 31, 2002.  In addition, the Company recorded new extended warranties of $710 during 2003 and $590 during 2002.

10.                              Income Taxes

The provision for (benefit from) income taxes for the years ended December 31, 2003, 2002 and 2001 is comprised of the following:

	2003	2002	2001
U.S. operations:
Current:
Federal	$13,356	$8,262	$12,174
State	1,198	(1,468)	(309)

	14,554	6,794	11,865
Deferred:
Federal	(3,676)	(4,615)	(14,517)
State	(540)	(677)	(821)

	(4,216)	(5,292)	(15,338)

Total U.S. operations tax provision (benefit)	10,338	1,502	(3,473)
Total foreign operations tax provision	4,161	3,000	526

Total provision for (benefit from) income taxes	$14,499	$4,502	$(2,947)

The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2003	2002	2001

Expected federal income tax provision (benefit)	$18,566	$5,334	$(113,195)
Add (deduct):
Extraterritorial income exclusion benefit	(63)	(29)	(305)
State income tax deduction	(642)	(1,041)	(499)
Tax effect resulting from foreign operations taxed at lower rates	(6,782)	(6,154)	(1,741)
Acquired in-process research and development	1,379	2,100	1,599
Goodwill amortization and write-off of intangibles	—	—	106,830
Compensation expense	1,488	3,897	5,599
Other	553	395	(1,235)

	$14,499	4,502	$(2,947)

The components of the net deferred income tax assets and liabilities at December 31, 2003 and 2002, are as follows:

	2003	2002
Net current deferred income tax assets:
Allowance for doubtful accounts	$517	$661
Allowance for sales returns and liability for warranty returns	1,657	1,928
Inventory reserves	1,531	2,511
Other	911	832

	$4,616	$5,932

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$(2,305)	$(1,682)
Foreign subsidiary intangibles	2,039	2,039
Acquired developed technology	1,128	1,236
Acquired intangible assets	(11,988)	(19,867)
Loss on investments	521	1,753
Acquired NOL carryforwards	426	—
Other	1,760	2,347

	(8,419)	(14,174)
Less valuation allowance	(2,465)	(2,039)

	$(10,884)	$(16,213)

The Company has a full valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its acquired foreign operations.

11.                              Stockholders’ Equity

Preferred Stock - The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2003 and 2002.

Common Stock - The Company has 200,000 shares of $0.001 par value common stock authorized.  There were 47,350 and 45,210 shares issued and outstanding at December 31, 2003 and 2002, respectively.

12.                              Earnings (Loss) Per Share

A summary of the calculation of basic and diluted earnings (loss) per share (EPS) for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Income (loss) (Numerator)	Shares (Denominator)	Earnings (Loss) Per-Share

For the Year Ended December 31, 2003
Basic EPS
Net income	$38,547	46,194	$0.83
Effect of Dilutive Securities
Stock options		1,499
Diluted EPS
Net income and assumed conversions	$38,547	47,693	$0.81

For the Year Ended December 31, 2002
Basic EPS
Net income	$10,738	44,977	$0.24
Effect of Dilutive Securities
Stock options		572
Diluted EPS
Net income and assumed conversions	$10,738	45,549	$0.24

For the Year Ended December 31, 2001
Basic EPS
Net loss	$(320,466)	44,374	$(7.22)
Effect of Dilutive Securities
Stock options		—
Diluted EPS
Net loss and assumed conversions	$(320,466)	44,374	$(7.22)

At December 31, 2003, 2002 and 2001, options to purchase 1,941, 5,470 and 7,188 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings (loss) per share because inclusion of such options would have been anti-dilutive.

13.                              Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $2,559, $2,882 and $2,871 for the years ended December 31, 2003, 2002 and 2001, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Year ending December 31:
2004	$1,745
2005	1,375
2006	878
2007	734
2008	685
Thereafter	167

$5,584

In the ordinary course of our business, the company may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments totaled $25,033 as of December 31, 2003 and are all due within 2004. These commitments relate primarily to Avocent’s need to schedule the purchase of inventories in advance of the related forecasted sales to customers. The Company also has at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

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

Avocent has adopted four additional stock option plans, the 2000 Stock Option Plan (the 2000 Plan), the 2000 Transition Nonstatutory Stock Option Plan (the Transition Plan), the Avocent Corporation 2003 Stock Option Plan (the 2003 Plan), and the Avocent Corporation 2003 Inducement Plan (the Inducement Plan). The 2000 Stock Option Plan, which provides for nonqualified and incentive stock options for officers, directors and employees, reserved a total of 6,000 shares of common stock for issuance pursuant to the 2000 Plan. Options under the 2000 Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 2000 Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over two to four years.

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

The 2003 Plan, which provides for nonqualified and incentive stock options for officers, directors and employees, reserved a total of 2,000 shares of common stock for issuance pursuant to the 2003 Plan.  The Inducement Plan, which provides for nonqualified and incentive stock options for new employees, reserved a total of 500 shares of common stock for issuance pursuant to the Inducement Plan.  Options under the 2003 Plan and the Inducement Plan will generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the 2003 Plan and the Inducement Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over two to four years.

Pertinent information regarding the Company’s plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 2000	5,834	$ 0.11 – $70.94	$27.52
Options assumed upon acquisition of Equinox	675	$ 3.28 – $21.32	$14.65
Options granted	1,672	$ 14.25 – $37.44	$22.29
Options forfeited and cancelled	(205)	$ 5.50 – $69.63	$26.18
Options exercised	(793)	$ 0.11 – $30.38	$11.70

Options outstanding, December 31, 2001	7,183	$ 0.11 – $70.94	$26.88
Options assumed upon acquisition of 2C	152	$ 14.08	$14.08
Options granted	2,022	$ 12.86 – $27.30	$20.90
Options forfeited and cancelled	(606)	$ 5.50 – $58.38	$36.40
Options exercised	(808)	$ 0.11 – $22.85	$12.85

Options outstanding, December 31, 2002	7,943	$ 0.11 – $70.94	$25.82
Options granted	1,645	$ 21.79 – $38.20	$27.65
Options forfeited and cancelled	(201)	$ 0.11 – $68.56	$25.26
Options exercised	(1,978)	$ 0.11 – $30.38	$16.59

Options outstanding, December 31, 2003	7,409	$ 0.11 – $70.94	$28.70

Included in the stock options outstanding at December 31, 2001, were 290 shares for which vesting was accelerated as the result of employment agreements for certain employees that terminated during 2001.  These options would have been forfeited had the vesting not been accelerated.  As a result, the Company recorded compensation expense in 2001 of approximately $2,600 based on the excess of the intrinsic value at the acceleration date over the intrinsic value at the grant date.  There were no options with accelerated vesting outstanding as of December 31, 2003 or 2002. However, in the first quarter of 2002, the Company allowed shares issued upon the exercise of certain stock options by a former executive of the Company to be traded as payment for the cost of the options and related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  As a result, the Company recorded approximately $2,000 of compensation expense in the first quarter of 2002.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $9.48	368	4.11	$8.63	368	$8.63
$ 10.05 - $20.00	1,001	5.90	$14.21	726	$13.65
$ 20.10 - $29.38	4,133	8.17	$24.01	1,738	$23.41
$ 30.21 - $44.25	239	8.93	$35.39	47	$32.41
$ 46.19 - $70.94	1,668	6.72	$52.50	1,438	$52.51

	7,409			4,317

The options above were issued with exercise prices that approximated fair value at the date of grant. At December 31, 2003, 2,239 shares are available for grant under the Company’s stock option plans.

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 131 shares were issued at a weighted average price of $13.84 per share for the year ended December 31, 2003, 78 shares were issued at a weighted average price of $16.01 per share for the year ended December 31, 2002 and 37 shares were issued at a weighted average price of $21.63 per share for the year ended December 31, 2001.

15.                              Retirement Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, the Company makes discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make additional discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the years ended December 31, 2003, 2002 or 2001 under the 401(k) savings plan. The Company’s expense for contributions under these plans totaled approximately $1,072, $907 and $710 for the years ended December 31, 2003, 2002 and 2001, respectively.

16.                              Segment Reporting

The Company has evaluated, and will periodically re-evaluate, its business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Avocent has determined that it should report its operations as a single operating segment.  However, the Company supplementally reports sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net sales:
United States	$182,153	$155,589	$159,799
International	122,085	105,011	96,112

	$304,238	$260,600	$255,911

Following is a presentation of sales by customer type for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net sales:
Branded	$164,684	$140,888	$139,457
OEM	139,554	119,712	116,454

	$304,238	$260,600	$255,911

More than 90% of the Company’s revenue was derived from its KVM products during each of 2003, 2002 and 2001.

The Company sells its products internationally to customers in several countries.  Sales to customers in the United Kingdom, including sales to the European distribution center of an OEM customer, accounted for $30,334, $38,559 and $37,551 in 2003, 2002 and 2001 respectively.  No other country accounted for more than 10% of sales in 2003, 2002 or 2001.

As of December 31, 2003, long-lived assets totaled $277,925, which includes $267,048 held in the U.S. and $10,877 held outside of the U.S.  As of December 31, 2002, long-lived assets totaled $282,262, which includes $280,513 held in the U.S. and $1,749 held outside of the U.S.

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

	Three Months Ended
	March 28, 2003	June 27, 2003	September 26, 2003	December 31, 2003

Net sales	$71,162	$70,612	$76,482	$85,982
Gross profit	$39,597	$40,685	$43,573	$47,971
Income from operations	$9,970	$8,751	$14,893	$12,276
Net income	$8,167	$7,345	$13,476	$9,559
Net income per share (1):
Basic	$0.18	$0.16	$0.29	$0.20
Diluted	$0.17	$0.16	$0.28	$0.20

	Three Months Ended
	March 29, 2002	June 28, 2002	September 27, 2002	December 31, 2002

Net sales	$62,103	$63,018	$64,490	$70,988
Gross profit	$30,263	$31,616	$33,238	$36,610
Income (loss) from operations	$(1,394)	$3,879	$326	$7,314
Net income (loss)	$303	$3,567	$(325)	$7,193
Net income (loss) per share (1):
Basic	$0.01	$0.08	$(0.01)	$0.16
Diluted	$0.01	$0.08	$(0.01)	$0.16

  (1)  The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the estimated value of the Company’s Common stock during the year and the effect these variations had on the shares outstanding calculation.

18.                              Patent Litigation

In May 2001, the Company filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three patents.  After a seven day bench trial in New York in January of 2002, U.S. District Judge Milton Pollack found that there was no infringement of these patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on the Company’s appeal in this patent litigation.  The Court of Appeals ruled in the Company’s favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the

Court of Appeals’ opinion.

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case is now back before the United States District Court for the Southern District of New York.

In October 2003, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

19.                              Subsequent Event

On January 6, 2004, the Company acquired Crystal Link Technologies (Crystal Link) for an initial payment of cash and stock of approximately  $7,000, plus assumed liabilities of approximately $1,200 and acquisition costs of approximately $175. The purchase agreement calls for additional potential earn-out payments of up to $5,000 based on future technical enhancements and achievement of certain sales goals.  Crystal Link, headquartered in Escondido, California, has developed wireless technology for KVM switching and extension products, which is incorporated into the Company’s LongView Wireless product.

The acquisition will be recorded under the purchase method of accounting in the first quarter of 2004, and the purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology will be capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development will be expensed as of the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment.  A summary of the total purchase consideration is as follows:

A summary of the total purchase consideration, excluding the potential earn-out considerations of $5,000, is as follows:

Cash paid for outstanding shares	$3,500
Value of common stock issued for outstanding shares	3,500
Acquisition costs	175

Total purchase consideration	$7,175

The acquisition was funded through available cash and by the issuance of 107 shares of Avocent common stock.  The preliminary purchase allocation is expected to be complete in the Company’s first quarter of 2004.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of December 31, 2003, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are in the process of implementing a new ERP system, which we expect, when fully implemented, will enhance our internal controls over financial reporting through the automation and standardization of certain controls and processes and will support our anticipated future growth.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2004 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2003, 2002 and 2001 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2001:
Allowance for doubtful accounts	$2,682	143	1,849	(622)	$4,052
Allowance for other receivables	$—	—	1,772	—	$1,772
Allowance for inventory obsolescence	$3,500	2,789	15,781	(6,791)	$15,279
Allowance for sales returns	$997	472	2,630	(1,492)	$2,607
Liability for warranty returns	$3,882	260	2,040	(2,025)	$4,157
Valuation allowance for income taxes	$2,039	—	—	(34)	$2,005

Year ended December 31, 2002:
Allowance for doubtful accounts	$4,052	2	(119)	(1,372)	$2,563
Allowance for other receivables	$1,772	—	(1,772)	—	$—
Allowance for inventory obsolescence	$15,279	37	5,118	(12,932)	$7,502
Allowance for sales returns	$2,607	—	3,145	(1,983)	$3,769
Liability for warranty returns	$4,157	12	398	(2,132)	$2,435
Valuation allowance for income taxes	$2,005	—	34	—	$2,039

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,563	—	(386)	(186)	$1,991
Allowance for inventory obsolescence	$7,502	—	1,967	(5,449)	$4,020
Allowance for sales returns	$3,769	—	5,461	(5,321)	$3,909
Liability for warranty returns	$2,435	—	597	(380)	$2,652
Valuation allowance for income taxes	$2,039	426	—	—	$2,465

(1)                                 These are the balances assumed from the acquisition of Equinox in 2001, from the acquisition of 2C in 2002 and from the acquisition of Soronti in 2003.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
2.1	Agreement and Plan of Reorganization dated March 8, 2000, by and among Apex Inc., Cybex Computer Products Corporation, and the Company (f/k/a Aegean Sea Inc.)	S-4	AGI	3/31/00	Ex. 2.1
2.2	Plan and Agreement of Merger dated November 3, 2000, by and among Blue Marlin Acquisition Corporation, Equinox Systems Inc., and the Company	8-K	AVCT	11/20/00	Ex. 2.1
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation					☒
10.2	Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.9
10.2.1	Form of Nonstatutory Stock Option Letter Agreement related to Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.10
10.3	Cybex Computer Products Corporation 1995 Employee Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.3
10.4	Cybex Computer Products Corporation 1995 Outside Directors Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.4
10.5	Cybex Computer Products Corporation 1998 Employee Stock Incentive Plan	10-K	Cybex	6/26/98	Ex. 10.7
10.6	Apex Inc. Employee Stock Purchase Plan	SB-2	Apex	12/12/96	Ex. 10.11
10.7	Equinox Systems Inc. 1992 Non-Qualified Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.6
10.8	Equinox Systems Inc. 1993 Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.7
10.9	Equinox Systems Inc. Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.8
10.10	Equinox Systems Inc. 2000 Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.9
10.11	Amendment Agreement dated March 7, 2000 by and between Apex Inc. and Kevin J. Hafer	10-K	Apex	5/30/00	Ex. 10.3.3
10.11.1	First Amendment to Amendment Agreement dated December 1, 2000 between Apex Inc. and Kevin J. Hafer	10-K	AVCT	3/27/01	Ex 10.19.1
10.12	Purchase Agreement dated September 19, 1994 between Apex Inc. and Compaq Computer Corporation, as amended(2)	SB-2	Apex	12/12/96	Ex. 10.6
10.12.1	Amendment to Purchase Agreement effective as of August 6, 1998 between Apex Inc. and Compaq Computer Corporation(2)	10-Q	Apex	11/9/98	Ex. 10.6.2

10.13	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and John R. Cooper					☒
10.14	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and William A. Dambrackas					☒
10.15	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and R. Byron Driver					☒
10.16	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Gary R. Johnson					☒
10.17	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent International Ltd., the Company, and Kieran MacSweeney					☒
10.18	Employment and Noncompetition Agreement dated January 5, 2004, among Avocent California Corp., Avocent Huntsville Corp., the Company, and Rick Moore					☒
10.19	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Texas, L.P., the Company, and C. David Perry					☒
10.20	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Douglas E. Pritchett					☒
10.21	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Redmond Corp., the Company, and Samuel F. Saracino					☒
10.22	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Christopher Thomas					☒
10.23	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Doyle C. Weeks					☒
10.24	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1

10.25	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.26	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan	10-Q	AVCT	9/29/00	Ex. 10.12
10.27	Avocent Corporation 2000 Stock Option Plan	Sched. 14A	AVCT	11/3/00	App. A
10.26	Avocent Corporation 2000 Employee Stock Purchase Plan	Sched. 14A	AVCT	11/3/00	App. B
10.29	Avocent Corporation 2003 Employee Stock Option Plan	Sched.14A	AVCT	4/25/03	Annex B
10.30	Avocent Corporation 2003 Inducement Plan					☒
10.31	Form of Amendment to Option Agreement for Directors regarding Change of Control of the Company					☒
10.32	Fourth Amendment to the Net Lease Agreement dated October 17, 2002, by and between Avocent’s subsidiary, Apex Inc., and Willows Redmond, L.L.C.	10-Q	AVCT	9/27/02	Ex. 10.37.1
21.1	Subsidiaries of Avocent Corporation					☒
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants					☒
24.1	Power of Attorney(3)					☒
31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer.					☒
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer					☒
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					☒

(1)                                 The following abbreviations are used to identify corporate entities:

                                               AVCT = Avocent Corporation; AGI = Aegean Sea Inc. (now known as Avocent Corporation); Apex = Apex Inc. (now Avocent Redmond Corp.); and Cybex = Cybex Computer Products Corporation (now Avocent Huntsville Corp.)

(2)                                 Confidential treatment has previously been requested for portions of these documents.

(3)                                 Set forth on the signature page and incorporated herein by reference.

 (c) Reports on Form 8-K

On October 16, 2003, we furnished a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our third quarter and nine months ended September 26, 2003.

On November 4, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing a Plan and Agreement of Merger whereby Avocent would acquire Soronti, Inc.

On November 17, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing a definitive agreement whereby Avocent would acquire Crystal Link Technologies.

On November 19, 2003, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing that Avocent had completed the acquisition of Soronti, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avocent Corporation
By:	/s/ John R. Cooper
John R. Cooper President and Chief Executive Officer
Date: March 12, 2004

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

Signature	Title	Date

/s/ John R. Cooper	President, Chief Executive Officer, Chairman of the Board of Directors	March 12, 2004
John R. Cooper	(Principal Executive Officer)

/s/ Douglas E. Pritchett	Senior Vice President of Finance, Chief Financial Officer, Treasurer, and Assistant Secretary
Douglas E. Pritchett	(Principal Financial Officer)	March 12, 2004

/s/ Edward H. Blankenship	Vice President of Accounting and Chief Accounting Officer	March 12, 2004
Edward H. Blankenship	(Principal Accounting Officer)

/s/ Harold D. Copperman	Director	March 12, 2004
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	March 12, 2004
Francis A. Dramis, Jr.

/s/ Edwin L. Harper	Director	March 12, 2004
Edwin L. Harper

/s/ William H. McAleer	Director	March 12, 2004
William H. McAleer

/s/ Stephen F. Thornton	Director	March 12, 2004
Stephen F. Thornton

/s/ David P. Vieau	Director	March 12, 2004
David P. Vieau

/s/ Doyle C. Weeks	Director	March 12, 2004
Doyle C. Weeks