Form 10-Q
period 2004-04-02
AVOCENT CORP
filed 2004-05-12
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2004

or

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

☒ Yes  ☐ No

As of May 4, 2004, the number of outstanding shares of the Registrant’s Common Stock was 49,042,200.

AVOCENT CORPORATION

FORM 10-Q

April 2, 2004

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the three months ended
	April 2, 2004	March 28, 2003

Net sales	$86,085	$71,162
Cost of sales	35,983	31,565
Gross profit	50,102	39,597

Research and development expenses	9,428	6,812
Acquired in-process research and development expense	6,490	—
Selling, general and administrative expenses	20,335	16,659
Amortization of intangible assets	4,762	6,156
Total operating expenses	41,015	29,627

Income from operations	9,087	9,970

Net investment income	1,251	1,226
Net realized investment losses	(64)	(87)
Other expense, net	(50)	(305)

Income before provision for income taxes	10,224	10,804
Provision for income taxes	1,681	2,637

Net income	$8,543	$8,167

Earnings per share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.17

Weighted average shares used in computing earnings per share:
Basic	47,650	45,413

Diluted	49,513	46,691

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	April 2, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$112,531	$76,492
Investments maturing within one year	140,934	146,900
Accounts receivable, net	49,215	45,011
Income taxes receivable	405	415
Other receivables, net	475	225
Inventories, net	22,640	21,324
Other current assets	3,639	4,251
Deferred tax assets	4,589	4,616
Total current assets	334,428	299,234
Investments	64,885	82,884
Property held for lease, net	1,477	1,526
Property and equipment, net	38,402	38,473
Goodwill	206,037	206,037
Other intangible assets, net	29,396	31,889
Other assets	801	720
Total assets	$675,426	$660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,360	$10,034
Accrued wages and commissions	5,656	9,120
Accrued liabilities	14,719	16,866
Income taxes payable	11,349	6,702
Total current liabilities	41,084	42,722
Deferred tax liabilities	6,479	10,884
Total liabilities	47,563	53,606

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of April 2, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 47,800 and 47,350 shares issued and outstanding as of April 2, 2004 and December 31, 2003, respectively	48	47
Additional paid-in capital	993,473	982,218
Accumulated other comprehensive income	411	227
Deferred compensation	(721)	(1,443)
Accumulated deficit	(365,348)	(373,892)
Total stockholders’ equity	627,863	607,157
Total liabilities and stockholders’ equity	$675,426	$660,763

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	April 2, 2004	March 28, 2003

Cash flows from operating activities:
Net income:	$8,543	$8,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,594	1,356
Amortization of intangible assets	4,762	6,156
Stock-based compensation	722	1,615
Acquired in-process research and development expenses	6,490	—
Amortization of premiums on investments	1,495	762
Net loss on sales of investments	64	87
Income tax benefit from exercise of stock options	1,238	1,687
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable, net	(4,204)	(2,527)
Other receivables, net	(250)	163
Inventories, net	(1,178)	3,158
Other assets	581	(164)
Accounts payable	(972)	(637)
Accrued wages and commissions	(3,464)	(2,228)
Accrued liabilities	(2,290)	(1,151)
Income taxes, current and deferred	252	2,226
Net cash provided by operating activities	13,383	18,670

Cash flows from investing activities:
Purchase of Crystal Link, net of cash received (1)	(3,311)	—
Purchases of property and equipment	(1,370)	(802)
Purchases of investments	(52,751)	(45,111)
Maturities and proceeds from sales of investments	75,232	33,352
Net cash provided by (used in) investing activities	17,800	(12,561)

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	(1,798)	—
Proceeds from employee stock option exercises	5,148	6,609
Proceeds from employee stock purchase plan	1,371	657
Net cash provided by financing activities	4,721	7,266

Effect of exchange rate changes on cash and cash equivalents	135	18

Net increase in cash and cash equivalents	36,039	13,393
Cash and cash equivalents at beginning of period	76,492	61,699
Cash and cash equivalents at end of period	$112,531	$75,092

(1)   Supplemental disclosure – In addition to the cash paid to Crystal Link shareholders, we issued 106 shares of our common stock valued at $3,500. The issuance of common stock was recorded as non-cash consideration for the acquisition.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission. The balance sheet presented in the accompanying financial statements for December 31, 2003, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2003.

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

Note 2.   Inventories

Inventories consisted of the following at:

	April 2, 2004	December 31, 2003

Raw materials	$4,283	$4,155
Work-in-process	636	659
Finished goods	17,721	16,510
Inventories, net	$22,640	$21,324

Inventories above have been reduced by reserves for excess and obsolete inventories of $3,546 and $4,020 as of April 2, 2004 and December 31, 2003, respectively.

Note 3.   Stock Options and Deferred Compensation

Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000.  Additionally, we recorded $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $722 and $1,615 for the quarters ended April 2, 2004 and March 28, 2003, respectively.

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 254 shares during the quarter ended April 2, 2004 and 425 shares during the quarter ended March 28, 2003.  Total proceeds received from these option exercises were $5,148 for the quarter ended April 2, 2004 and $6,609 for the quarter ended March 28, 2003. Additionally, common stock issued under our Employee Stock Purchase Plan totaled 89 shares during the quarter ended April 2, 2004 and 51 shares during the quarter ended March 28, 2003.  Total proceeds received from the shares issued under the ESPP were $1,371 for the quarter ended April 2, 2004 and $657 for the quarter ended March 28, 2003.

Note 4.   Accumulated Other Comprehensive Income

We record, net of tax, unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income in the first quarter of 2004 of $8,359 consists of $8,543 of net income, $49 of unrealized gains on investments (net of deferred income taxes) and $135 of foreign currency translation adjustments (net of deferred income taxes).  Comprehensive income in the first quarter of 2003 of $7,908 consists of $8,167 of net income, $241 of unrealized gains on investments (net of deferred income taxes) and $18 of foreign currency translation adjustments (net of deferred income taxes).  As of April 2, 2004 and December 31, 2003, total accumulated other comprehensive income was $ 411 and $227, respectively.

Note 5.   Earnings Per Share

	Income (loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended April 2, 2004
Basic EPS
Net income available to common stockholders	$8,543	47,650	$0.18
Effect of Dilutive Securities
Stock options	—	1,863	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$8,543	49,513	$0.17

For the three months ended March 28, 2003
Basic EPS
Net income available to common stockholders	$8,167	45,413	$0.18
Effect of Dilutive Securities
Stock options	—	1,278	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$8,167	46,691	$0.17

Note 6.   Sales by Geographic Region

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region for the three months ended April 2, 2004 and March 28, 2003:

	For the three months ended
	April 2, 2004	March 28, 2003
Net sales:
United States	$51,190	$42,321
Rest of the World	34,895	28,841
	$86,085	$71,162

	For the three months ended
	April 2, 2004	March 28, 2003
Net sales:
Branded	$50,710	$37,989
OEM	35,375	33,173
	$86,085	$71,162

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in the first quarter of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 13% of sales in the first quarter of 2003.  No other country accounted for more than 10% of sales in the first quarter of either 2004 or 2003.

As of April 2, 2004, long-lived assets totaled $275,312, which includes $263,899 held in the U.S. and $11,413 held outside of the U.S.  As of December 31, 2003, long-lived assets totaled $277,925, which includes $267,048 held in the U.S. and $10,877 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations. As of April 2, 2004 and December 31, 2003, we had no open forward contracts.

Note 8.   Acquisition of Crystal Link Technologies

On January 6, 2004, we acquired the outstanding common shares of Crystal Link Technologies (“Crystal Link”) for approximately $6,652 in cash and common stock, plus the assumption of liabilities and payment of certain acquisition costs.  The purchase agreement calls for additional potential earn-out payments of up to $5,000 based on future technical enhancements and achievement of certain sales goals.  The results of Crystal Link’s operations have been included in the consolidated financial statements since the date of acquisition.  Crystal Link, headquartered in Escondido, CA, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The valuation resulted in an excess of acquired nets assets over cost, or negative goodwill in the amount of $143. As prescribed under FAS 141, Business Combinations, the negative goodwill was recorded as a contingent liability due to the potential future earn-outs.  Goodwill will likely be recorded if the additional earn-outs mentioned previously are achieved.  If the earn-outs are not achieved, the negative goodwill will be allocated across all acquired assets, including acquired research and development expense.  In the event goodwill is recorded due to the earn-out payments, then goodwill will not be amortized but will be included in our annual review of goodwill for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$3,152
Value of common stock issued for outstanding shares	3,500
Acquisition costs	163

Total purchase consideration	$6,815

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$295	Various
In-process research and development	6,490	—
Developed technology	520	3 years
Non-compete agreements	500	3 years
International marketing rights	1,250	3 years
Contingent consideration liability	(143)	—
Assumed liabilities	(2,097)	—

	$6,815

The acquisition was funded through available cash and by the issuance of 107 shares of Avocent common stock.  The common stock, valued at approximately $3,500, was recorded as non-cash consideration for the acquisition of Crystal Link. On the closing of the Crystal Link transaction, we acquired $4 in cash held by Crystal Link.

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

Crystal Link’s in-process research and development activities consisted of a second generation of the KVM wireless extender with significant enhancements to the developed KVM wireless extender product and the development of a wireless KVM switch and an embedded KVM switch solution.  The status of these projects varied from 10% complete to 60% complete.  It is anticipated that each of these products will be completed during 2004, however, the projects were still in process at the end of the first quarter 2004.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2013, with 100% of Crystal Link’s forecasted revenue in 2005 coming from projects currently in development.   Net income attributable to IPR&D was calculated by applying Crystal Link’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004. These products have estimated economic lives ranging from approximately eight to ten years. The product life cycle is characterized by a gradual 3 to 4 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Operating margins are projected to be below overall historical Avocent margins in the early years, but will improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 20%.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, Soronti and Crystal Link as if the acquisitions had occurred prior to January 1, 2003.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2003, or of results which may occur in the future.

	Three Months Ended,
	April 2, 2004	March 28, 2003

Net sales	$86,085	$71,461
Net income	$12,372	$7,335
Income per basic share	$0.26	$0.16
Income per diluted share	$0.25	$0.16

Note 9.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	April 2, 2004		December 31, 2003
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$66,760	$49,143	$66,240	$45,824
Patents and trademarks	17,797	10,542	17,657	9,566
Customer base and certification	1,613	851	1,613	717
Non-compete agreements	3,773	1,769	3,273	1,455
Other	1,918	160	768	100
	$91,861	$62,465	$89,551	$57,662

For the three months ended April 2, 2004 and March 28, 2003, amortization expense for other intangible assets was $4,762 and $6,156 , respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2004	$18,670
2005	$11,870
2006	$3,370
2007	$289

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we will test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform the annual impairment test in the fourth quarter of each year.

There were no additions or deletions to the carrying amount of goodwill for the three months ended April 2, 2004 (see note 8 for a discussion of contingent consideration).

Note 10.  Product Warranties

The activity within the liability for warranty returns for the quarter ended April 2, 2004:

2004

Balance, January 1, 2004	$2,652

Accruals for product warranties issued during the period	69
Changes in estimates related to pre-existing warranties	(162)
Settlements made during the period	(69)

Balance, April 2, 2004	$2,490

Deferred revenue related to our extended warranty program was $1,204 for the three months ended April 2, 2004.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $106 for the three months ended April 2, 2004.  In addition, we recorded new extended warranties of $264 during the three months ended April 2, 2004.

Note 11.  Effective Tax Rate

The effective tax rate in the first quarter of 2004 was approximately 16.4% compared to an effective tax rate of approximately 24.4% in the first quarter of 2003.  The provision for income taxes was approximately $1.7 million for the first quarter of 2004, compared to $2.6 million in the first quarter of 2003.  The reduction in provision for income taxes was primarily the result of the $2.6 million tax benefit related to the $6.5 million write-off of acquired research and development expense recorded at the acquisition of Crystal Link. Partially offsetting the impact of the tax benefit of the write-off was the mix of our pre-tax profit among our U.S. and international companies as the pre-tax profit attributable to the US operations was higher than that experienced in recent quarters.

Note 12.  Patent Dispute

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

Note 13.  Stock Based Compensation

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	2004	2003
Net income — as reported	$8,543	$8,167
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	677	1,501
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,060	7,539
Net income — pro forma	$2,160	$2,129

Basic earnings per share — as reported	$0.18	$0.18
Basic earnings per share — pro forma	$0.05	$0.05
Diluted earnings per share — as reported	$0.17	$0.17
Diluted earnings per share — pro forma	$0.04	$0.05

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003
Dividend yield	0.0%	0.0%
Expected life (years)	4.5	4.5
Expected volatility	55.0%	60.0%
Risk-free interest rate	2.79%	2.69%

Note 14.  Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R, which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. FIN 46R does not currently impact our financial statements.

Note 15.  Subsequent Event

On April 6, 2004, we acquired the outstanding stock of OSA Technologies, Inc. (OSA) for cash and common stock of approximately  $97,500, plus assumed liabilities of approximately $1,600, employee stock options of approximately $8,900 and acquisition costs of approximately $1,225.  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (IPMI) solutions.

We will record the acquisition under the purchase method of accounting in the second quarter of 2004, and we will allocate the purchase price based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology will be capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development will be expensed as of the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment.  A summary of the total estimated purchase consideration is as follows:

Cash paid for outstanding shares	$51,700
Value of common stock issued for outstanding shares	45,800
Value of vested and unvested options assumed	8,900
Acquisition costs	1,225

Total purchase consideration	$107,625

We funded the acquisition through available cash and the issuance of 1,229 shares of Avocent common stock.  We expect to complete the preliminary purchase allocation during the second quarter of 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING THE INTEGRATION OF OUR ACQUISTIONS, ACQUISITION ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, AND STATEMENTS ABOUT THE TIMING, IMPLEMENTATION, AND BENEFITS OF OUR NEW ERP SYSTEM AND STATEMENTS RELATING TO ANTICIPATED CAPITAL NEEDS AND USES.

THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS, RISKS ATTRIBUTABLE TO FUTURE PRODUCT DEMAND, SALES, AND EXPENSES, RISKS ASSOCIATED WITH PRODUCT DESIGN EFFORTS, RISKS ASSOCIATED WITH RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS AND SINGLE SOURCE COMPONENTS, THE LOSS OF ONE OF OUR OEM CUSTOMERS, A REDUCTION OR FLUCTUATIONS IN SALES OF OUR OEM OR BRANDED PRODUCTS, INTENSE COMPETITION AND NEW PRODUCTS AND TECHNOLOGIES FROM EXISTING AND NEW COMPETITORS, RISKS RELATED TO PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, FLUCTUATIONS IN FOREIGN CURRENCIES, RISKS RELATED TO ACQUISITIONS AND THEIR SUBSEQUENT INTEGRATION, AND OTHER RISKS DETAILED IN OUR ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 12, 2004.

Overview

Avocent Corporation was formed as a result of the merger transaction in July 2000 between Apex Inc. and Cybex Computer Products Corporation, which was accounted for as an acquisition of Cybex by Apex.  Our acquisitions include Equinox Systems Inc. in January 2001, 2C Computing, Inc. in August 2002, Soronti, Inc. in November 2003, and Crystal Link Technologies in January 2004. In April 2004 we closed the acquisition of OSA Technologies, Inc.  OSA is a leading provider of embedded manageability firmware and software that meets the Intelligent Platform Management Interface (“IPMI”) specifications.

We design, manufacture, sell, and license analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension, wireless extension, and remote access products, IPMI firmware and software, and related technologies for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations, and our analog, digital, and serial switching solutions, as well as our IPMI, extension and remote access products and technologies, help them manage multiple servers and serially controlled devices from a single local or remote console consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products and technologies sold or licensed under the Avocent, Apex, Cybex, Equinox brands, including our AMXTM, AutoView™, DS Series™, SwitchView®, OutLook®, LongViewTM, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk. In late 2003, we introduced LongViewTM Wireless, which allows for wireless control of monitors, keyboards, mice, and audio devices on a computer up to 100 feet away.

The combination of OSA’s technology and expertise with our current embedded KVM solutions builds on our strategy of providing a common management interface to enable automation of the monitoring, configuration, and provisioning of server room devices.  We believe these embedded technologies will extend Avocent’s growth opportunities beyond our traditional KVM products.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 41% of sales in the first quarter of 2004 and 47% of sales in the first quarter of 2003.  Sales to our branded customers accounted for 59% of sales in the first quarter of 2004 and 53% of sales in the first quarter of 2003. We do not have contracts with many of our OEM and branded customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM or certain branded customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 63% of sales in the first quarter of 2004 and 2003.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 59% of first quarter sales in both 2004 and 2003.  Sales outside of the United States accounted for 41% of first quarter sales in both 2004 and 2003.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of our sales in the first quarter of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 13% of our sales in the first quarter of 2003.  No other country accounted for more than 10% of sales in the first quarter of either 2004 or 2003.

With continued industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders. This trend continues to affect our business with certain distributors, OEMs, and other server manufacturers, and we believe that it will continue to make our future sales difficult to predict and inventory levels more difficult to manage.

We continue to experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions continue to be unpredictable, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Depending on future general economic conditions and other factors, our revenue could decline in the future.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we plan to implement the system at our international locations during 2004. We have capitalized the development and implementation costs of the new system to date and have begun depreciating the costs for the system used in the United States.  As of April 2, 2004, $9.9 million had been capitalized for this new system and $6.9 million had been placed in service for locations in the United States. We expect the new system to provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships, and operating expenses on a more timely basis.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	April 2, 2004	March 28, 2003
Net sales	100.0%	100.0%
Cost of sales	41.8	44.4
Gross profit	58.2	55.6
Operating expenses:
Research and development expenses	11.0	9.6
Acquired in-process research and development expenses	7.5	—
Selling, general and administrative expenses	23.6	23.4
Amortization of intangible assets	5.5	8.6
Total operating expenses	47.6	41.6

Income from operations	10.6	14.0

Net investment income	1.5	1.7
Net realized investment losses	(0.1)	(0.1)
Other expense, net	(0.1)	(0.4)

Loss before provision for income taxes	11.9	15.2

Provision for income taxes	2.0	3.7

Net income	9.9%	11.5%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, and extension and remote access solutions. Net sales increased 21% to $86.1 million for the first quarter of 2004 from $71.2 million for the first quarter of 2003.  The increase in sales resulted primarily from the strength of our U.S. branded sales in the first quarter of 2004 as compared to the first quarter of 2003.  Overall, branded sales grew 33% from $38.0 million in the first quarter of 2003 to $50.7 million in the first quarter of 2004.  As a percentage of sales, branded revenue accounted for 59% of sales in the first quarter of 2004 and 53% of revenue in the first quarter of 2003.  OEM sales grew 7% from $33.2 million in the first quarter of 2003 to $35.4 million in the first quarter of 2004.  OEM sales were 41% of sales for the first quarter of 2004, compared to 47% of sales for the first quarter of 2003.  Sales of our digital products continued to increase and represented 44% of our revenue in the first quarter of 2004 as compared to 35% of our revenue in the first quarter of 2003.  Additionally, our Equinox product line accounted for 8% of first quarter 2004 sales as compared to 5% of sales in the first quarter of 2003.  Traditionally, our Equinox branded products account for 4% to 5% of revenue, and revenues for this product line are expected to return to traditional levels for the remainder of 2004.  Sales of our Secure SwitchView product, sold primarily to government agencies, contributed to the growth in branded sales.  Overall, our SwitchView products accounted for just over 9% of our first quarter 2004 sales, compared to 7% in the first quarter of 2003.

We experienced an increase in sales both within the United States and internationally. Sales within the United States increased 21% to 51.2 million in the first quarter of 2004 from $42.3 million in the first quarter of 2003.  International sales increased 21% as well, to $34.9 million in the first quarter of 2004 from $28.9 million in the first quarter of 2003.  Sales within the United States were 59% of sales for the first quarter of both 2004 and 2003, and international sales were 41% of sales for the first quarter of both 2004 and 2003.

Revenue for the first quarter of 2004 was higher than anticipated, and accordingly, our outlook for 2004 remains positive.  We have seen mixed economic indicators during the past quarter, but believe the overall tone of business remains positive.  Product introductions currently planned for the remainder of the year, combined with expected revenue contributions from our recently announced acquisitions, should allow us to continue our positive revenue growth trend for 2004.  We expect revenues to grow between 18% and 23% for 2004 as compared to 2003.  For the second quarter of 2004, we expect revenue to be in the $84 to $88 million range.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as

OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit increased to 58.2% in the first quarter 2004 as compared to 55.6% in the first quarter of 2003.  The primary reason for strong margins in 2004 relates to the significant increase in mix of branded sales as compared to OEM sales, especially in the digital and the SwitchView product lines. Additionally, our AMX product line grew from 2.5% of sales in the first quarter of 2003 to 4.8% of sales in the first quarter of 2004.   These product lines have higher than average margins.  Our engineering and operations teams continue to work to lower product costs through product redesign to eliminate costly components and through negotiations with our contract manufacturers to reduce costs in our supply chain.

We expect gross margins to average between 56% and 58% in the remaining quarters of 2004.  However, for the second quarter of 2004 we expect margins to be flat to slightly down due to the expected higher mix of OEM sales. For the year, we expect continued cost reductions from engineering redesigns and price reductions from our contract manufacturers to help offset the adverse impact from competitive and customer pressures.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $9.4 million, or 11.0% of net sales, in the first quarter of 2004 compared to $6.8 million, or 9.6% of net sales, for the first quarter of 2003.  The increase in the amount spent on research and development can be attributed to an increase in headcount, primarily as a result of the Soronti purchase in November 2003 and the Crystal Link acquisition in early 2004.  Other factors related to the increase include adding additional test labs and increasing the amount spent for materials, certification, and testing of products as we accelerate our product introductions.  We continue to invest heavily in new technologies such as embedded KVM, digital desktop extension, and wireless KVM solutions. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

In the second quarter of 2004, we expect research and development expense to increase sequentially by $1.2 million to $1.4 million, primarily as the result of the added costs from the OSA acquisition.  For the remainder of the year, we expect research and development expenses to continue to increase as a percentage of sales as our solutions become more royalty based and as we continue to add software content to our products.

Acquired in-process research and development expense and other acquisition costs.  Acquisition related expenses in 2004 are comprised solely of the non-recurring write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link. We expect a charge for acquired research and development expense in the second quarter of 2004 related to our acquisition of OSA.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $20.3 million, or 23.6% of net sales, for the first quarter of 2004 compared to $16.7 million, or 23.4% of net sales, for the first quarter of 2003.  The increase in selling, general and administrative expenses is primarily related to increased headcount.  We added 45 employees after the first quarter of 2003 as a result of the Soronti and Crystal Link acquisitions and our continued expansion of our international sales infrastructure.  We also increased spending for training, advertising, and trade shows.  Other factors contributing to higher selling, general and administrative expenses were higher depreciation related to the SAP implementation, costs of compliance with the Sarbanes-Oxley Act of 2002, and higher legal fees associated with protecting our intellectual property rights.

We expect our selling, general and administrative expenses to increase in the second quarter of 2004 by $1.1 to $1.3 million sequentially from the first quarter of 2004, primarily as a result of additional costs from the OSA acquisition.  We also expect to add resources to address embedded sales opportunities, and we expect patent litigation expenses to increase in the second quarter of 2004.

Amortization of intangible assets.  Amortization of $4.8 million in 2004 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti and Crystal Link.  Amortization of $6.2 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C.  The decrease in amortization expense relates primarily to completing amortization during 2003 of several significant intangible assets recorded on the merger of Apex and Cybex and the acquisition of Equinox.

Net investment income.  Net investment income remained flat at $1.2 million in the first quarter of 2004 from the first quarter of 2003.  Although we had more cash and investments in 2004 than in 2003, the increase in available funds did not offset the decline in continued lower interest rates.  In addition, in order to have funds available for the OSA acquisition, we maintained a higher level of liquid investments, which yielded a lower rate of return.

Net realized investment losses.  Net realized investment losses remained relatively flat from $87,000 in the first quarter of 2003 to $64,000 in first quarter of 2004.

Other expense, net.  Net other expense improved from an expense of $305,000 in the first quarter of 2003, to an expense of $50,000 in the first quarter of 2004. The improvement related primarily to foreign exchange losses of $294,000 recorded in the first quarter of 2003 as compared to approximately $29,000 recorded in the first quarter of 2004.

Provision for income taxes.  The provision for income taxes was approximately $1.7 million for the first quarter of 2004, compared to $2.6 million in the first quarter of 2003.  The effective tax rate in the first quarter of 2004 was approximately 16.4% compared to an effective tax rate of approximately 24.4% in the first quarter of 2003.  The reduction in provision for income taxes was primarily the result of the $2.6 million tax benefit related to the $6.5 million write-off of acquired research and development expense recorded at the acquisition of Crystal Link. Partially offsetting the impact of the tax benefit of the write-off was the mix of our pre-tax profit among our U.S. and international companies as the pre-tax profit attributable to the US operations was higher than that experienced in recent quarters.

Net income.  Net income for the first quarter of 2004 was $8.5 million compared to $8.2 million for the first quarter of 2003, as a result of the above factors, including the increase in our revenues and our margins, offset by increases in selling, general and administrative charges, research and development expenses and the write-off of acquired research and development expense as a result of the Crystal Link acquisition.  Net income as a percentage of sales for the first quarter of 2004 was 9.9%, compared to 11.5% for the first quarter of 2003.

Our expectations above for the remainder of 2004 reflect the expected impact of the OSA acquistion.  We estimate that the transaction will reduce reported earnings per share for 2004 by approximately $0.14 under generally accepted accounting principles.  This estimated GAAP amount is before a to-be-determined non-recurring charge for acquired in process research and development.  We expect the transaction will be accretive to our earnings within two years based on current projections for sales growth of embedded devices, firmware and software.

Liquidity and Capital Resources

As of April 2, 2004, our principal sources of liquidity consisted of over $318 million in cash, cash equivalents, and investments.  We subsequently used approximately $52 million of our cash and investments to fund the acquisition of OSA. We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $13 million in the first three months of 2004, compared to approximately $18 million in the first three months of 2003.  The reduction in positive cash flow is the result of increases in both inventories and in our accounts receivable.  Inventories increased from $21.3 million at December 31, 2003 to $22.6 million at April 2, 2004.  The increase in inventory was primarily the result of adding inventory in anticipation of new product introductions planned in the second quarter of 2004.  Our inventory turns for the quarter were 6.3. We will continue to monitor our inventory closely as we have over the last several years and work to increase our turns.   We experienced an increase in receivables as a result of the timing and volume of sales in the first quarter of 2004.  Additionally, our DSOs increased to 52 days, which was better than our goal of 60 days.  A decline in accrued compensation also affected cash flow from operations for the first quarter of 2004.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we plan to implement the system at our international locations during 2004. We have capitalized the costs of the new system to date and have begun depreciating the costs for the portion of the system used in the United States.  As of April 2, 2004, $9.9 million had been capitalized for this new system and $6.9 million had been placed in service for our locations in the United States. We expect the total cost of the new system to be $11.0 to $12.2 million.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of April 2, 2004, we had $22.0 million of such commitments.  None of our expected purchase commitments required payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of April 2, 2004, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded.

Certain Transactions

Acquisition of Crystal Link Technologies

On January 6, 2004, we acquired Crystal Link Technologies for an initial payment of cash and common stock of approximately $6.7 million, plus assumed liabilities of approximately $2.1 million and acquisition costs of approximately $163,000. The purchase agreement calls for possible additional earn-out payments of up to $5.0 million based on future technical enhancements and sales goals.  Crystal Link, based in Escondido, California, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

We recorded the acquisition under the purchase method of accounting, and allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The valuation resulted in an excess of acquired nets assets over cost, or negative goodwill of approximately $143,000. As prescribed under FAS 141, Business Combinations, the negative goodwill was recorded as a contingent liability due to the potential future earn-outs.  Goodwill will likely be recorded if the additional earn-outs mentioned previously are achieved.  If the earn-outs are not achieved, the negative goodwill will be allocated across all acquired assets, including acquired research and development expense.  In the event goodwill is recorded due to the earn-out payments, then goodwill will not be amortized but will be included in our annual review of goodwill for impairment.

Acquisition of OSA Technologies, Inc.

On April 6, 2004, we acquired the outstanding stock of OSA Technologies, Inc. (OSA) for cash and common stock of approximately  $97.5 million, plus assumed liabilities of approximately $1.6 million, unvested employee stock options $8.9 million and acquisition costs of approximately $1.2 million.  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface solutions.

We will record the acquisition under the purchase method of accounting in the second quarter of 2004 and will allocate the purchase price based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology will be capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development will be expensed as of the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment.

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

•              We hold investments in various publicly traded debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against investments in 2004 or 2003.

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

•              Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  Additionally, our annual test for goodwill impairment, performed in the fourth quarter of 2003, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•              We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2004 or 2003.

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

Recently Issued Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN 46R, which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.   FIN 46R is required to be applied by March 31, 2004 to entities not considered to be special-purpose entities. FIN 46R does not currently impact our financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at April 2, 2004. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. There were no such instruments outstanding as of April 2, 2004.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of April 2, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.    There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are in the process of implementing a new ERP system, which we expect, when fully implemented, will enhance our internal control over financial reporting through the automation and standardization of certain controls and processes and will support our anticipated future growth.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

On January 6, 2004, we issued an aggregate of 106,838 shares of our common stock to the shareholders of Crystal Link in connection with our acquisition of Crystal Link.  This sale of securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D.  The resale of these shares was filed on a registration statement on Form S-3 with the Securities and Exchange Commission on April 12, 2004.  The registration statement has not been deemed effective and is currently under review by the Commission.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

10.33       Employment Agreement dated April 7, 2004, among OSA Technologies, Inc., Avocent Corporation, and Mark Lee

31.1         Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2         Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1         Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 9, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing that Avocent had completed the acquisition of Crystal Link Technologies.

On February 3, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our fourth quarter and year ended December 31, 2003.

On March 29, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing a definitive agreement whereby Avocent would acquire OSA Technologies, Inc.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	May 12, 2004	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial
Officer and Treasurer (Principal Financial Officer)