Form 10-Q
period 2004-07-02
AVOCENT CORP
filed 2004-08-11
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2004 or

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

☒ Yes  ☐ No

As of August 4, 2004, the number of outstanding shares of the Registrant’s Common Stock was 49,249,763.

AVOCENT CORPORATION

FORM 10-Q

July 2, 2004

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales	$87,796	$70,612	$173,881	$141,774
Cost of sales	37,196	29,927	73,179	61,492
Gross profit	50,600	40,685	100,702	80,282

Research and development expenses	11,226	7,654	20,654	14,466
Acquired in-process research and development expense	21,720	—	28,210	—
Selling, general and administrative expenses	22,037	18,124	42,372	34,783
Amortization of intangible assets	6,412	6,156	11,174	12,312
Total operating expenses	61,395	31,934	102,410	61,561

Income (loss) from operations	(10,795)	8,751	(1,708)	18,721

Net investment income	1,046	1,281	2,297	2,507
Net realized investment losses	(104)	(123)	(168)	(210)
Other expense, net	(98)	(114)	(148)	(419)

Income (loss) before income taxes	(9,951)	9,795	273	20,599
Provision for income taxes	3,441	2,450	5,122	5,087

Net income (loss)	$(13,392)	$7,345	$(4,849)	$15,512

Earnings (loss) per share:
Basic	$(0.27)	$0.16	$(0.10)	$0.34
Diluted	$(0.27)	$0.16	$(0.10)	$0.33

Weighted average shares used in computing earnings per share:
Basic	49,065	45,917	48,958	45,671
Diluted	49,065	47,361	48,958	47,026

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	July 2, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$78,294	$76,492
Investments maturing within one year	141,176	146,900
Accounts receivable, net	48,688	45,011
Income taxes receivable	366	415
Other receivables, net	395	225
Inventories, net	22,025	21,324
Other current assets	3,224	4,251
Deferred tax assets	6,644	4,616
Total current assets	300,812	299,234
Investments	69,884	82,884
Property held for lease, net	1,428	1,526
Property and equipment, net	39,624	38,473
Goodwill	262,798	206,037
Other intangible assets, net	43,880	31,889
Other assets	950	720
Total assets	$719,376	$660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,665	$10,034
Accrued wages and commissions	8,355	9,120
Accrued liabilities	17,502	16,866
Income taxes payable	12,274	6,702
Total current liabilities	44,796	42,722
Deferred tax liabilities	9,950	10,884
Total liabilities	54,746	53,606

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of July 2, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 49,212 and 47,350 shares issued and outstanding as of July 2, 2004 and December 31, 2003, respectively	49	47
Additional paid-in capital	1,048,417	982,218
Accumulated other comprehensive income (loss)	(166)	227
Deferred compensation	(4,929)	(1,443)
Accumulated deficit	(378,741)	(373,892)
Total stockholders’ equity	664,630	607,157
Total liabilities and stockholders’ equity	$719,376	$660,763

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	July 2, 2004	June 27, 2003

Cash flows from operating activities:
Net income (loss):	$(4,849)	$15,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,993	2,350
Amortization of intangible assets	11,174	12,312
Stock-based compensation	2,864	3,225
Acquired in-process research and development expenses	28,210	—
Amortization of premiums on investments	2,101	1,645
Net loss on sales of investments	168	210
Income tax benefit from exercise of stock options	2,256	4,787
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(3,465)	(2,242)
Other receivables, net	(17)	608
Inventories, net	(555)	3,895
Other assets	1,636	123
Accounts payable	(3,840)	1,519
Accrued wages and commissions	(1,659)	(1,237)
Accrued liabilities	(60)	(49)
Income taxes, current and deferred	(4,415)	(4,002)
Net cash provided by operating activities	32,542	38,656

Cash flows from investing activities:
Purchase of OSA, net of cash received (1)	(47,179)	—
Purchase of Crystal Link, net of cash received (1)	(3,311)	—
Purchases of property and equipment	(3,690)	(10,393)
Purchases of investments	(108,898)	(116,235)
Maturities and proceeds from sales of investments	124,836	70,687
Net cash used in investing activities	(38,242)	(55,941)

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	(1,798)	—
Proceeds from employee stock option exercises	7,803	13,851
Proceeds from employee stock purchase plan	1,371	657
Net cash provided by financing activities	7,376	14,508

Effect of exchange rate changes on cash and cash equivalents	126	120

Net increase (decrease) in cash and cash equivalents	1,802	(2,657)
Cash and cash equivalents at beginning of period	76,492	61,699
Cash and cash equivalents at end of period	$78,294	$59,042

(1)          Supplemental disclosure – In addition to the cash paid at the respective closings, we issued 106 shares of our common stock valued at $3,500 to Crystal Link shareholders and 1,229 shares of our common stock valued at $45,831 to OSA shareholders. The issuance of common stock was recorded as non-cash consideration for the acquisition.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the three and six months ended July 2, 2004 and June 27, 2003.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

Note 2.          Inventories

Inventories consisted of the following at:

	July 2, 2004	December 31, 2003

Raw materials	$4,788	$4,155
Work-in-process	418	659
Finished goods	16,819	16,510
Inventories, net	$22,025	$21,324

Inventories above have been reduced by reserves for excess and obsolete inventories of $3,620 and $4,020 as of July 2, 2004 and December 31, 2003, respectively.

Note 3.          Stock Options and Deferred Compensation

Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000, $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001 and $6,350 of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $2,143 for the three months ended July 2, 2004 and $1,610 for the three months ended and June 27, 2003.  Amortization of deferred compensation totaled $2,864 for the six months ended July 2, 2004 and $3,225 for the six months ended June 27, 2003.

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 436 shares during the six months ended July 2, 2004 and 973 shares during the six months ended June 27, 2003.  Total proceeds received from these option exercises were $7,803 for the six months ended July 2, 2004 and $13,851 for the six months ended June 27, 2003. Common stock issued under our Employee Stock Purchase Plan totaled 89 shares during the six months ended July 2, 2004 and 51 shares during the six months ended June 27, 2003.  Total proceeds received from the shares issued under the ESPP were $1,371 for the six months ended July 2, 2004 and $657 for the six months ended June 27, 2003.

Note 4.          Accumulated Other Comprehensive Income

We record, net of tax, unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive loss for the first six months of 2004 of $5,242 consists of $4,849 of net loss, $519 of unrealized losses on investments (net of deferred income taxes) and $126 of foreign currency translation gain (net of deferred income taxes).  Comprehensive income for the first six months of 2003 of $16,619 consists of $15,512 of net income, $987 of unrealized gains on investments (net of deferred income taxes) and $120 of foreign currency translation gain (net of deferred income taxes).  As of July 2, 2004 and December 31, 2003, total accumulated other comprehensive income (loss) was ($166) and $227, respectively.

Note 5.          Earnings (loss) per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended July 2, 2004
Basic EPS
Net loss available to common stockholders	$(13,392)	49,065	$(0.27)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(13,392)	49,065	$(0.27)

For the three months ended June 27, 2003
Basic EPS
Net income available to common stockholders	$7,345	45,917	$0.16
Effect of Dilutive Securities
Stock options	—	1,444	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$7,345	47,361	$0.16

For the six months ended July 2, 2004
Basic EPS
Net loss available to common stockholders	$(4,849)	48,958	$(0.10)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(4,849)	48,958	$(0.10)

For the six months ended June 27, 2003
Basic EPS
Net income available to common stockholders	$15,512	45,671	$0.34
Effect of Dilutive Securities
Stock options	—	1,355	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,512	47,026	$0.33

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  For the three and six months ended July 2, 2004, options to purchase 7,907 shares of common stock were outstanding but were not included in the computation of diluted net loss per share as inclusion of these options would have been anti-dilutive.  Anti-dilutive options totaled 1,930 and 2,450 for the three and six months ended June 27, 2003, respectively.

Note 6.          Sales by Geographic Region

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region and by customer type for the three and six months ended July 2, 2004 and June 27, 2003:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales:
United States	$52,860	$44,170	$104,050	$86,491
Rest of the World	34,936	26,442	69,831	55,283
	$87,796	$70,612	$173,881	$141,774

	For the Three Months Ended		For the Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales:
Branded	$49,990	$38,883	$100,699	$76,872
OEM	37,806	31,729	73,182	64,902
	$87,796	$70,612	$173,881	$141,774

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of sales in the first six months of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 13% of sales in the first six months of 2003.  No other country accounted for more than 10% of sales in the first six months of either 2004 or 2003.

As of July 2, 2004, long-lived assets totaled $347,730, which includes $334,804 held in the U.S. and $12,926 held outside of the U.S.  As of December 31, 2003, long-lived assets totaled $277,925, which includes $267,048 held in the U.S. and $10,877 held outside of the U.S.

Note 7.          Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations.  As of July 2, 2004 and December 31, 2003, we had no open forward contracts.

Note 8.          Acquisitions of OSA Technologies, Inc. and Crystal Link Technologies

OSA Technologies, Inc.

On April 6, 2004, we acquired the outstanding stock of OSA Technologies, Inc. (OSA).  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (IPMI) solutions. The acquisition of OSA will enhance our position in the embedded management market and OSA’s embedded management solutions for the IPMI market complements our core KVM business and builds upon prior acquisitions.  The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. Additionally, the goodwill recorded is not tax deductible.  The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration. A summary of the total purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$51,685
Value of common stock issued for outstanding shares	45,831
Value of stock options assumed	2,526
Acquisition costs	1,113

Total purchase consideration	$101,155

We funded the acquisition through available cash and by the issuance of 1,229 shares of Avocent common stock.  The common stock, valued at approximately $45,831, was recorded as non-cash consideration for the acquisition of OSA. On the closing of the OSA transaction, we acquired $5,618 in cash held by OSA.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$11,718	Various
In-process research and development	21,720	—
Developed technology	12,380	3 years
Customer base	4,260	5 years
Trademarks	3,240	3 years
Non-compete agreements	960	3 years
Goodwill	57,131	—
Deferred taxes	(8,544)	Various
Assumed liabilities	(1,710)	—

	$101,155

Additionally, we recorded $6,350 of deferred compensation related to the unvested OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized straight-line over the vesting period of the options for which it was recorded.

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

OSA’s in-process research and development activities consisted of an upgrade of its Firmware Suite to Version 2.0 and an embedded server management product.  The status of these projects varied, however, it is anticipated that the products will be completed during 2005 and 2006.   These projects were still in process at the end of the second quarter 2004.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2012, with 50% of OSA’s forecasted revenue in 2006 coming from projects currently in development.   Net income attributable to IPR&D was calculated by applying OSA’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched during 2005. These products have estimated economic lives ranging from approximately six to nine years. The product life cycle is characterized by a gradual 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Operating margins are projected to be well above historical Avocent margins as these products are primarily software in nature. The discount rate used to value IPR&D was 24%.

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

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, Soronti (acquired in November of 2003), Crystal Link and OSA as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2003, or of results which may occur in the future.

	Three Months Ended,		Six Months Ended,
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales	$87,796	$70,752	$174,466	$142,257
Net income	$12,157	$3,043	$16,792	$7,114
Income per basic share	$0.25	$0.07	$0.34	$0.15
Income per diluted share	$0.24	$0.06	$0.33	$0.16

The above amounts exclude acquired in-process research and development expense of $21,720 related to the OSA acquisition, $3,829 (net of a $2,661 tax benefit) related to the Crystal Link acquisition and $3,940 related to the Soronti acquisition.

Note 9.          Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	July 2, 2004		December 31, 2003
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$79,140	$53,495	$66,240	$45,824
Patents and trademarks	21,187	11,795	17,657	9,566
Customer base and certification	5,873	1,199	1,613	717
Non-compete agreements	4,733	2,163	3,273	1,455
Other	1,814	215	768	100
	$112,747	$68,867	$89,551	$57,662

For the three months ended July 2, 2004 and June 27, 2003, amortization expense for other intangible assets was $6,412 and $6,156, respectively. For the six months ended July 2, 2004 and June 27, 2003, amortization expense for other intangible assets was $11,174 and $12,312, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2004	$23,440
2005	$18,240
2006	$9,740
2007	$2,520
2008	$850
Thereafter	$210

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we will test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform the annual impairment test in the fourth quarter of each year.

We recorded approximately $57,131 of goodwill as result of the OSA acquisition in the second quarter of 2004 (see Note 8 for a discussion of goodwill and for a discussion of contingent consideration).

Note 10.    Product Warranties

The activity within the liability for warranty returns for the six months ended July 2, 2004:

2004

Balance, December 31, 2004	$2,652

Accruals for product warranties issued during the period	223
Settlements made during the period	(223)
Other	(46)

Balance, July 2, 2004	$2,606

Deferred revenue related to our extended warranty program was $1,280 for the six months ended July 2, 2004.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $249 for the six months ended July 2, 2004.  In addition, we recorded new extended warranties of $483 during the six months ended July 2, 2004.

Note 11.    Income Taxes

The provision for income taxes was approximately $5,122 for the six months ended July 2, 2004, compared to $5,087 for the six months ended June 27, 2003.  The increase in the effective tax rate is primarily attributable to the impact of $21,720 of acquired in-process research and development expense, which is not deductible for tax purposes, and $1,422 of additional deferred compensation expense (related to assumed incentive stock options which have no tax benefit to the company)  recorded during the second quarter as a result of the acquisition of OSA.   This amount was offset by the tax impact of a higher mix of pre-tax income contributed by our Shannon operations that is taxed at a lower rate.

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

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

	Three Months ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Net income (loss) — as reported	$(13,392)	$7,345	$(4,849)	$15,512
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,098	1,496	2,774	2,997
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	10,873	8,318	18,041	15,857
Net income (loss) — pro forma	$(22,167)	$523	$(20,115)	$2,652

Basic earnings (loss) per share — as reported	$(0.27)	$0.16	$(0.10)	$0.34
Basic earnings (loss) per share — pro forma	$(0.45)	$0.01	$(0.41)	$0.06
Diluted earnings (loss) per share — as reported	$(0.27)	$0.16	$(0.10)	$0.33
Diluted earnings (loss) per share — pro forma	$(0.45)	$0.01	$(0.41)	$0.06

The pro forma amounts reflected above are not representative of the effects on reported net income (loss) in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	1.0 - 4.5	4.5	4.5	4.5
Expected volatility	42.0%	60.0%	42.0 – 55.0%	60.0%
Risk-free interest rate	1.23 – 3.54%	2.38%	1.23 – 2.79%	2.38 – 2.69%

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

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products and technologies sold or licensed under the Avocent, Apex, Cybex, Equinox brands, including our AMXTM, AutoView™, DS Series™, SwitchView®, OutLook®, LongViewTM, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers and serially controlled devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and government installations that require high security afforded through the remote location of the computer and hard disk. In late 2003, we introduced LongViewTM Wireless, which allows for wireless control of monitors, keyboards, mice, and audio devices on a computer up to 100 feet away.  We offer our KVM, Equinox, and LongView solutions through external appliances and embedded solutions within products sold by others.

The combination of OSA’s technology and expertise with our current embedded KVM solutions builds on our strategy of providing a common management interface to enable automation of the monitoring, configuration, and provisioning of server room devices.  We believe these embedded technologies will extend Avocent’s growth opportunities beyond our traditional KVM products.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 42% of sales in the first six months of 2004 and 46% of sales in the first six months of 2003.  Sales to our branded customers accounted for 58% of sales in the first six months of 2004 and 54% of sales in the first six months of 2003. We do not have contracts with many of our OEM and branded customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM or certain branded customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 64% of sales in the first six months of 2004 and 56% of sales in the first six months of 2003.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 60% of sales in the first six months of 2004 and 61% of sales in the first six months of 2003.  Sales outside of the United States accounted for 40% of sales in the first six months of 2004 and 39% of sales in the first six months of 2003.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of our sales in the first six months of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 13% of our sales in the first six months of 2003.  No other country accounted for more than 10% of sales in the first six months of either 2004 or 2003.

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

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we implemented the system at our international locations during July 2004. We have capitalized the development and implementation costs of the new system to date and have begun depreciating the costs for the system used in the United States.  As of July 2, 2004, $10.7 million had been capitalized for the new system for all our locations.  Approximately $6.9 million had been placed in service for locations in the United States as of July 2, 2004, and the remaining $3.8 million was placed in service for our locations outside the United States during July 2004. We will begin depreciating the capitalized costs for the international system in the third quarter of 2004.  We expect the new system to provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships, and operating expenses on a more timely basis.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	42.4	42.4	42.1	43.5
Gross profit	57.6	57.6	57.9	56.6
Operating expenses:
Research and development expenses	12.8	10.8	11.9	10.1
Acquired in-process research and development expense	24.7	—	16.2	—
Selling, general and administrative expenses	25.1	25.7	24.4	24.5
Amortization of intangible assets	7.3	8.7	6.4	8.7
Total operating expenses	69.9	45.2	58.9	43.4
Income (loss) from operations	(12.3)	12.4	(1.0)	13.2
Net investment income	1.2	1.8	1.3	1.8
Net realized investment losses	(0.1)	(0.2)	(0.1)	(0.2)
Other expense, net	(0.1)	(0.2)	(0.1)	(0.3)
Income (loss) before income taxes	(11.3)	13.9	0.1	14.5
Provision for income taxes	3.9	3.5	2.9	3.6
Net income (loss)	(15.2)%	10.4%	(2.8)%	10.9%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, and extension and remote access solutions. Net sales increased 24% to $87.8 million for the second quarter of 2004 from $70.6 million for the second quarter of 2003.  The increase in sales resulted from the strength of our U.S. branded sales in the second quarter of 2004 as compared to the second quarter of 2003.  Additionally, branded sales in Asia were almost $2.5 million in the second quarter of 2004, the highest quarterly sales that we have recorded to date for this region.  Overall, branded sales grew 29% from $38.9 million in the second quarter of 2003 to $50.0 million in the second quarter of 2004.  As a percentage of sales, branded revenue accounted for 57% of sales in the second quarter of 2004 and 55% of revenue in the second quarter of 2003.  An increase in sales from our OEM customers in Europe and Asia also contributed to our sales growth.  OEM sales grew 19% from $31.7 million in the second quarter of 2003 to $37.8 million in the second quarter of 2004.  OEM sales were 43% of sales for the second quarter of 2004, compared to 45% of sales for the second quarter of 2003.  Sales of our digital products continued to increase and represented 47% of our revenue in the second quarter of 2004 as compared to 36% of our revenue in the second quarter of 2003.  Additionally, sales of our products introduced within the last twelve months contributed almost $10.5 million to revenue in the second quarter of 2004.  These new products include our AMX, AVR, and the latest SwitchView product introductions.

We experienced an increase in sales both within the United States and internationally. Sales within the United States increased 20% to $52.9 million in the second quarter of 2004 from $44.2 million in the second quarter of 2003.  International sales increased 32%, to $34.9 million in the second quarter of 2004 from $26.4 million in the second quarter of 2003.  Sales within the United States were 60% of sales for the second quarter of 2004 and 63% of sales for the second quarter of 2003.  International sales were 40% of sales for the second quarter of 2004 and 37% of sales for the second quarter of 2003.

Net sales increased 23% to $173.9 million for the first six months of 2004 from $141.8 million for the first six months of 2003.  As with the second quarter, the increase in sales resulted from new product introductions and from increased sales of our digital products.  The strength in sales on a year-to-date basis was evident both in U.S. and international sales.  Sales within the United States increased by approximately 20% to $104.1 million in the first six months of 2004 from $86.5 million in the first six months of 2003.  International sales increased approximately 26% to $69.8 million in the first six months of 2004 from $55.3 million in the first six months of 2003.  Additionally, sales to our branded customers increased 31% to $100.7 million in the first six months of 2004 from $76.9 in the first six months of 2003, while sales to our OEM customers increased 12% to $73.2 million in the first six months of the 2004 from $64.9 in the first six months of 2003.

Revenue for the second quarter of 2004 was at the high end of our guidance, and our outlook for the remainder of 2004 remains positive.  We have seen mixed economic indicators during the past quarter, but believe the overall tone of our business remains positive.

Product introductions currently planned for the remainder of the year, combined with expected revenue contributions from our recent acquisitions, should allow us to continue our positive revenue growth trend for 2004.  While certain product families that will generate revenue from our embedded products have been delayed at certain of our customers due to delays from another supplier of critical components for those customers, we expect revenue from our embedded products to contribute to sales growth in the second half of 2004.  We expect revenues to grow between 18% and 22% for 2004 as compared to 2003.  For the third quarter of 2004, we expect revenue to be in the $89 to $93 million range.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit remained constant at 57.6% in the second quarter of 2004 as compared to the second quarter of 2003.  Although gross margins remained constant, there were several offsetting factors that affected our margins in the second quarter of 2004.  The primary reason margins in the second quarter of 2004 remained strong relates to the increase in mix of branded sales as compared to OEM sales, especially in the digital and the SwitchView product lines. Additionally, our AMX product line grew from 3.4% of sales in the second quarter of 2003 to 6.2% of sales in the second quarter of 2004.   These product lines have higher than average margins.  Our engineering and operations teams continue to work to lower product costs through product redesign to eliminate costly components and through negotiations with our contract manufacturers to reduce costs in our supply chain.  However, we recorded additional reserves of approximately $900,000 in the second quarter of 2004 to cover estimated exposure related to excess and obsolete inventory.  We continually monitor our reserve balance for adequacy based on a variety of factors and record adjustments to reserves as needed. Gross margin increased to 57.9% for the first six months of 2004 from 56.6% for the first six months of 2003, primarily as a result of the higher mix of branded sales in the first quarter of 2004 when compared to the first quarter of 2003.

We expect gross margins to average between 56% and 58% in the remaining quarters of 2004.  However, for the third quarter of 2004, we expect a higher mix of OEM sales, with the result that our margins may be flat to slightly down compared to the third quarter of 2004. For the year, we expect continued cost reductions from engineering redesigns, revenue from our embedded products, which have higher gross margins, and price reductions from our contract manufacturers to help offset the adverse impact from competitive and customer pressures.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $11.2 million, or 12.8% of net sales, in the second quarter of 2004 compared to $7.7 million, or 10.8% of net sales, for the second quarter of 2003.  The increase in the amount spent on research and development can be attributed to an increase in headcount, primarily as a result of the Soronti purchase in November 2003, the Crystal Link acquisition in early 2004, and the OSA acquisition early in the second quarter of 2004.  Other factors related to the increase include adding additional test labs and increasing the amount spent for materials, certification, and testing of products as we accelerate the speed and number of our product introductions.  We continue to invest heavily in new technologies such as embedded KVM, digital desktop extension, IPMI solutions, and wireless KVM solutions. Research and development expenses for the first six months of 2004 increased to $20.7 million from $14.5 million for the first six months of 2003 for the reasons listed above.  As a percentage of net sales, year-to-date research and development expenses increased to 11.9% from 10.1%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

In the third quarter of 2004, we expect research and development expense to slightly increase sequentially but be flat as a percentage of sales.  For the remainder of the year, we expect research and development expenses to continue to increase as a percentage of sales as we continue to add software content to our products.

Acquired in-process research and development expense and other acquisition costs.  Acquisition related expenses in the second quarter of 2004 are comprised solely of the non-recurring write-off of $21.7 million of in-process research and development expense related to the acquisition of OSA. Acquisition related expenses in the first six months of 2004 also include the non-recurring write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link. There were no such charges in the first six months of 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $22.0 million, or 25.1% of net sales, for the second quarter of 2004 compared to $18.1 million, or 25.7% of net sales, for the second quarter of 2003.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the Soronti, Crystal Link, and OSA acquisitions.  We also continue to expand our international sales infrastructure.  Other factors contributing to higher selling, general and administrative expenses were higher depreciation related to the SAP implementation, costs of compliance with the Sarbanes-Oxley Act of 2002, and higher legal fees associated with protecting our intellectual property rights. Year-to-date selling, general, and administrative expenses increased to $42.4 million, or 24.4% of net sales for 2004, from $34.8 million, or 24.5% of year-to-date net sales in 2003, as a result of the factors mentioned above.

We expect our selling, general and administrative expenses to be relatively flat in the third quarter of 2004 when compared sequentially to the second quarter of 2004.  We expect patent litigation expense and Sarbanes-Oxley compliance and audit costs to increase slightly, in the third and fourth quarters of 2004. We expect these increases to be partially offset by lower trade show and insurance costs.

Amortization of intangible assets.  Amortization of $6.4 million in the second quarter of 2004 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, and OSA.  Amortization of $6.2 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C.  The slight increase in amortization expense relates primarily to the additional amortization of intangibles from the Soronti, Crystal Link, and OSA acquisitions, which were offset by completing amortization during 2003 of several significant intangible assets recorded on the merger of Apex and Cybex and the acquisition of Equinox. Amortization expense decreased slightly from $12.3 million in the first six months of 2003 to $11.2 million in the first six months of 2004 as a result of the factors mentioned above.  Amortization expense in the third and fourth quarters of 2004 is expected to remain flat when compared to the amount from the second quarter of 2004.

Net investment income.  Net investment income decreased slightly to $1.0 million in the second quarter of 2004 from $1.3 million the second quarter of 2003.  Although we had more cash and investments in 2004 than in 2003, the increase in available funds did not offset the decline in continued lower interest rates.  In addition, in order to have funds available for the OSA acquisition, we maintained a higher level of liquid investments, which yielded a lower rate of return. Net investment income decreased from $2.5 million in the first six months of 2003 to $2.3 million in the first six months of 2004 as a result of the factors mentioned above.

Net realized investment losses.  Net realized investment losses improved slightly from $123,000 in the second quarter of 2003 to $104,000 in second quarter of 2004.  Net realized investment losses improved slightly for the first half of the year as well, from $210,000 in the first six months of 2003 to $168,000 in the first six months of 2004.

Other expense, net.  Net other expense improved slightly from an expense of $114,000 in the second quarter of 2003, to an expense of $98,000 in the second quarter of 2004. For the first half of the year, net other expense improved from an expense of $419,000 in the first six months of 2003 to an expense of $148,000 in the first six months of 2004. The improvement related primarily to foreign exchange losses of $294,000 recorded in the first quarter of 2003 as compared to approximately $29,000 recorded in the first quarter of 2004.

Provision for income taxes.  The provision for income taxes was approximately $5.1 million for the six months ended July 2, 2004, compared to $5.1 million for the six months ended June 27, 2003.  The increase in the effective tax rate is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense, which is not deductible for tax purposes, and $1.4 million of additional deferred compensation expense (related to assumed incentive stock options which have no tax benefit to the company)  recorded during the second quarter as a result of the acquisition of OSA.   This amount was offset by the tax impact of a higher mix of pre-tax income contributed by our Shannon operations that is taxed at a lower rate. Including these items, we expect our effective tax rate to be in the 40% to 42% range for the year ended December 31, 2004.

Net income (loss).  Net loss for the second quarter of 2004 was $13.4 million compared to net income of $7.3 million for the second quarter of 2003, as a result of the above factors, including increases in selling, general and administrative charges, research and development expenses and the write-off of acquired research and development expense as a result of the OSA acquisition, offset somewhat by the increase in our revenues.  As a percentage of sales, net loss for the second quarter of 2004 was 15.2%, compared to net income of 10.4% for the second quarter of 2003. For the first half of the year, the net loss was $4.9 million, or 2.8%, in 2004 as compared to net income of $15.5 million, or 10.9% of net sales, in 2003 as a result of the factors mentioned above.

Liquidity and Capital Resources

As of July 2, 2004, our principal sources of liquidity consisted of over $289 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $32.5 million in the first six months of 2004, compared to approximately $38.7 million in the six months of 2003.  The reduction in positive cash flow is the result of increases in both inventories and accounts receivable.  Inventories increased from $21.3 million at December 31, 2003 to $22.0 million at July 2, 2004.  The increase in inventory was primarily the result of adding inventory in anticipation of new product introductions planned in the second half of 2004.  Our inventory turns for the latest quarter were 6.7, slightly below our goal of 7. We will continue to monitor our inventory closely as we have over the last several years and work to increase our turns.   We experienced an increase in receivables as a result of the timing and volume of sales in the second quarter of 2004.  Additionally, our DSOs increased slightly to 50 days from 49 days for the same period last year.  The DSOs are better than our goal of 60 days.  A decline in accounts payable and in accrued compensation also affected cash flow from operations for the first six months of 2004.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and in our international locations, except for OSA, during July 2004. We have capitalized the costs of the new system to date and have begun depreciating the costs for the portion of the system used in the United States.  As of July 2, 2004, $10.7 million had been capitalized for this new system and $6.9 million had been placed in service for our locations in the United States. We expect the total cost of the new system to be $12.0 to $13.5 million.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of July 2, 2004, we had $20.7 million of such commitments.  None of our expected purchase commitments required payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Investments

Our investments consist primarily of bank deposits, money market funds, corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of July 2, 2004, no investments were considered to have sustained an other-than-temporary decline, and no impairment charge was recorded.

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

Acquisition of OSA Technologies, Inc.

On April 6, 2004, we acquired OSA Technologies, Inc. (OSA) for cash and common stock of $97.5 million, plus assumed liabilities of approximately $1.7 million, employee stock options of approximately $2.5 million and acquisition costs of approximately $1.1 million.  Additionally, we recorded $6.4 million of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (IPMI) solutions. The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration.

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

We record royalty revenue upon shipment by OEMs of the related products within which our technologies are embedded or upon release of our software which we license.  Revenue from our maintenance and support agreements is deferred and recognized ratably over the term of the agreements.

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

We participate in cooperative advertising and market development programs with certain distributors and OEMs. We use these programs to reimburse distributors and OEMs for certain forms of advertising, and in general, allow distributors and OEMs credits up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  Payments of invoices submitted by our customers are deducted from the accrued liability.

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

We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  There were no impairment charges recorded against privately-held investments in 2004 or 2003.

•                                          Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, and ceased amortizing goodwill.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  Additionally, our annual test for goodwill impairment, performed in the fourth quarter of 2003, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

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

We undergo various tax authority audits in the ordinary course of business and reserve for known tax contingencies as they arise.  If tax audit adjustments differ from the amounts we have provided, we record differences as changes in estimates in the period in which they become known.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at July 2, 2004. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of July 2, 2004, we had no open forward contracts.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of July 2, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.    There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. We are in the process of implementing a new ERP system, which we expect, when fully implemented, will enhance our internal control over financial reporting through the automation and standardization of certain controls and processes and will support our anticipated future growth.  We have reviewed the internal controls over financial reporting in place at OSA and expect to implement limited changes to align those with our internal controls at other locations.

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 6, 2004, we issued an aggregate of 106,838 shares of our common stock to the shareholders of Crystal Link in connection with our acquisition of Crystal Link.  On April 6, 2004, we issued an aggregate of 1,229,057 shares of our common stock to the shareholders of OSA in connection with our acquisition of OSA.  These sales of securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S or Rule 506 of Regulation D.  The resale of these shares was filed on a registration statement on Form S-3 with the Securities and Exchange Commission which became effective in July 2004.

Item 4.           Submission of Matters to a Vote of Security Holders.

On June 10, 2004, we held our Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.  Election of Class II Directors.

	Votes for	Votes Withheld
1. William H. McAleer	39,754,861	4,857,192
2. David P. Vieau	40,197,530	4,414,523
3. Doyle C. Weeks	40,878,726	3,733,327

2.  Ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2004.

Votes For	Votes Against	Votes Abstained
43,001,766	1,603,475	6,812

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

(b) Reports on Form 8-K

On April 8, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing that Avocent had completed the acquisition of OSA Technologies Inc.

On April 22, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our first quarter ended April 2, 2004.

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	August 11, 2004	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial
Officer and Treasurer (Principal Financial Officer)