Form 10-Q
period 2004-10-01
AVOCENT CORP
filed 2004-11-10
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2004 or

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

☒ Yes  ☐ No

As of November 5, 2004, the number of outstanding shares of the Registrant’s Common Stock was 49,823,291.

AVOCENT CORPORATION

FORM 10-Q

October 1, 2004

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003

Net sales	$91,325	$76,482	$265,206	$218,256
Cost of sales	38,200	32,909	111,379	94,401
Gross profit	53,125	43,573	153,827	123,855

Research and development expenses	11,774	7,103	32,428	21,569
Acquired in-process research and development expense	1,050	—	29,260	—
Selling, general and administrative expenses	21,206	16,838	63,578	51,621
Amortization of intangible assets	6,482	4,739	17,656	17,051
Total operating expenses	40,512	28,680	142,922	90,241

Income from operations	12,613	14,893	10,905	33,614

Net investment income	1,297	1,182	3,594	3,689
Net realized investment gains (losses)	(101)	3,014	(269)	2,804
Other income (expense), net	26	1	(122)	(417)

Income before provision for income taxes	13,835	19,090	14,108	39,690
Provision for income taxes	3,013	5,614	8,135	10,701

Net income	$10,822	$13,476	$5,973	$28,989

Earnings per share:
Basic	$0.22	$0.29	$0.12	$0.63
Diluted	$0.21	$0.28	$0.12	$0.61

Weighted average shares used in computing earnings per share:
Basic	49,323	46,347	48,663	45,900
Diluted	50,502	47,770	50,283	47,261

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	October 1, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$52,518	$76,492
Investments maturing within one year	161,690	146,900
Accounts receivable, net	55,664	45,011
Inventories, net	21,075	21,324
Other current assets	5,949	4,891
Deferred tax assets	6,751	4,616
Total current assets	303,647	299,234
Investments	85,299	82,884
Property held for lease, net	1,379	1,526
Property and equipment, net	39,792	38,473
Goodwill	268,035	206,037
Other intangible assets, net	40,598	31,889
Other assets	837	720
Total assets	$739,587	$660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,849	$10,034
Accrued wages and commissions	9,434	9,120
Accrued liabilities	17,924	16,866
Income taxes payable	13,239	6,702
Total current liabilities	48,446	42,722
Other liabilities	477	—
Deferred tax liabilities	10,584	10,884
Total liabilities	59,507	53,606

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of October 1, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, 49,212 and 47,350 shares issued and outstanding as of October 1, 2004 and December 31, 2003, respectively	49	47
Additional paid-in capital	1,051,305	982,218
Accumulated other comprehensive income	153	227
Deferred compensation	(3,508)	(1,443)
Accumulated deficit	(367,919)	(373,892)
Total stockholders’ equity	680,080	607,157
Total liabilities and stockholders’ equity	$739,587	$660,763

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	October 1, 2004	September 26, 2003

Cash flows from operating activities:
Net income:	$5,973	$28,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,565	3,445
Amortization of intangible assets	17,656	17,051
Stock-based compensation	4,286	3,994
Acquired in-process research and development expenses	29,260	—
Amortization of premiums on investments	2,660	2,574
Net (gain) loss on sales of investments	269	(2,804)
Income tax benefit from exercise of stock options	2,510	5,537
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(10,384)	(11,074)
Inventories, net	395	3,893
Other assets	142	(1,270)
Accounts payable	(2,769)	622
Accrued wages and commissions	(578)	(413)
Accrued liabilities	274	1,020
Income taxes, current and deferred	(3,027)	(307)
Net cash provided by operating activities	51,232	54,257

Cash flows from investing activities:
Purchase of Sonic Mobility, net of cash received	(9,141)	—
Purchase of OSA, net of cash received (1)	(47,179)	—
Purchase of Crystal Link, net of cash received (1)	(3,311)	—
Purchases of property and equipment	(5,377)	(15,447)
Purchases of investments	(212,883)	(157,858)
Proceeds from sales and maturities of investments	192,555	98,479
Net cash used in investing activities	(85,336)	(74,826)

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	(1,798)	—
Proceeds from employee stock option exercises	8,598	16,215
Proceeds from employee stock purchase plan	3,211	1,809
Net cash provided by financing activities	10,011	18,024

Effect of exchange rate changes on cash and cash equivalents	119	110

Net decrease in cash and cash equivalents	(23,974)	(2,435)
Cash and cash equivalents at beginning of period	76,492	61,699
Cash and cash equivalents at end of period	$52,518	$59,264

(1)          Supplemental disclosure – In addition to the cash paid at the respective closings, we issued 106 shares of our common stock valued at $3,500 to Crystal Link shareholders and 1,229 shares of our common stock valued at $45,831 to OSA shareholders. The issuance of common stock was recorded as non-cash consideration for the acquisitions.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the three and nine months ended October 1, 2004 and September 26, 2003.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The balance sheet presented in the accompanying financial statements for December 31, 2003, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2003.

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

Note 2.          Inventories

Inventories consisted of the following at:

	October 1, 2004	December 31, 2003

Raw materials	$4,857	$4,155
Work-in-process	523	659
Finished goods	15,695	16,510
Inventories, net	$21,075	$21,324

Inventories above have been reduced by reserves for excess and obsolete inventories of $4,081 and $4,020 as of October 1, 2004 and December 31, 2003, respectively.

Note 3.          Stock Options and Deferred Compensation

Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000, $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001 and $6,350 of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $1,421 for the three months ended October 1, 2004 and $769 for the three months ended and September 26, 2003.  Amortization of deferred compensation totaled $4,286 for the nine months ended October 1, 2004 and $3,994 for the nine months ended September 27, 2003.

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 492 shares during the nine months ended October 1, 2004 and 1,124 shares during the nine months ended September 26, 2003.  Total proceeds received from these option exercises were $8,598 for the nine months ended October 1, 2004 and $16,215 for the nine months ended September 26, 2003. Common stock issued under our Employee Stock Purchase Plan totaled 204 shares during the nine months ended October 1, 2004 and 131 shares during the nine months ended September 26, 2003.  Total proceeds received from the shares issued under the ESPP were $3,211 for the nine months ended October 1, 2004 and $1,809 for the nine months ended September 26, 2003.

Note 4.          Accumulated Other Comprehensive Income

We record, net of tax, unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  Comprehensive income for the first nine months of 2004 of $5,900 consists of $5,973 of net income, $193 of unrealized losses on investments (net of deferred income taxes) and $119 of foreign currency translation gain (net of deferred income taxes).  Comprehensive income for the first nine months of 2003 of $29,194 consists of $28,989 of net income, $95 of unrealized gains on investments (net of deferred income taxes) and $110 of foreign currency translation gain (net of deferred income taxes).  As of October 1, 2004 and December 31, 2003, total accumulated other comprehensive income was $153 and $227, respectively.

Note 5.          Earnings per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended October 1, 2004
Basic EPS
Net income available to common stockholders	$10,822	49,323	$0.22
Effect of Dilutive Securities
Stock options	—	1,179	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$10,822	50,502	$0.21

For the three months ended September 26, 2003
Basic EPS
Net income available to common stockholders	$13,476	46,347	$0.29
Effect of Dilutive Securities
Stock options	—	1,423	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$13,476	47,770	$0.28

For the nine months ended October 1, 2004
Basic EPS
Net income available to common stockholders	$5,973	48,663	$0.12
Effect of Dilutive Securities
Stock options	—	1,620	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$5,973	50,283	$0.12

For the nine months ended September 26, 2003
Basic EPS
Net income available to common stockholders	$28,989	45,900	$0.63
Effect of Dilutive Securities
Stock options	—	1,361	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$28,989	47,261	$0.61

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,656 and 2,428 for the three and nine months ended October 1, 2004, respectively.  Anti-dilutive options totaled 1,955 and 2,278 for the three and nine months ended September 26, 2003, respectively.

Note 6.          Sales by Geographic Region

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region and by customer type for the three and nine months ended October 1, 2004 and September 26, 2003:

	For the Three Months Ended		For the Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003

Net sales:
United States	$56,026	$48,870	$160,076	$135,361
Rest of the World	35,299	27,612	105,130	82,895
	$91,325	$76,482	$265,206	$218,256

	For the Three Months Ended		For the Nine Months Ended
	Oct. 1, 2004	Sept. 26 2003	Oct. 1, 2004	Sept. 26 2003

Net sales:
Branded	$49,170	$43,117	$149,869	$119,989
OEM	42,155	33,365	115,337	98,267
	$91,325	$76,482	$265,206	$218,256

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in the first nine months of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 11% of sales in the first nine months of 2003.  No other country accounted for more than 10% of sales in the first nine months of either 2004 or 2003.

As of October 1, 2004, long-lived assets totaled $349,804, which includes $336,918 held in the U.S. and $12,886 held outside of the U.S.  As of December 31, 2003, long-lived assets totaled $277,925, which includes $267,048 held in the U.S. and $10,877 held outside of the U.S.

Note 7.          Acquisitions of Sonic Mobility Inc., OSA Technologies, Inc. and Crystal Link Technologies

Sonic Mobility Inc.

On August 31, 2004, we acquired all of the outstanding stock of Sonic Mobility Inc. (Sonic Mobility), headquartered in Calgary, Canada. Sonic Mobility has developed (i) software solutions that allow for management of network and data center infrastructure from mobile devices, (ii) security software for intranet and extranet resource access from mobile handheld devices and (iii) software solutions for managing mobile devices centrally by IT administrators. Our current management solutions primarily provide management and access solutions for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands our markets to include both integrated and stand-alone solutions for the expanding mobile IT device market. The results of Sonic Mobility’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our review of goodwill for impairment. The goodwill is amortizable for tax purposes.  A summary of the total purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$8,948
Acquisition costs	299

Total purchase consideration	$9,247

We funded the acquisition through available cash. On the closing of the Sonic Mobility transaction, we acquired $106 in cash held by Sonic Mobility.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$491	Various
In-process research and development	1,050	—
Developed technology	1,420	3 years
Customer base	610	5 years
Non-compete agreements	1,060	3 years
Goodwill	5,203	—
Assumed liabilities	(587)	—

	$9,247

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

Sonic Mobility’s in-process research and development activities consisted of an upgrade of its Sonic Sentry product, software that allows for managing mobile devices centrally by IT administrators.  The upgrade will roll out in two stages, one in the fall of 2004 and the second in 2005.  These projects were still in process at the end of the third quarter of 2004.

The new generation of Sonic Sentry upgrades under development is projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2012, with over 90% of Sonic Mobility’s forecasted revenue in 2006 coming from projects currently in development.  Net income attributable to IPR&D was calculated by applying Sonic Mobility’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004 and during 2005. The Sonic Sentry product has an estimated economic life of approximately nine years. The product life cycle is characterized by a 4 to 5 year ramp up period, followed by a 2 to 3 year plateau, followed by a 1 to 2 year decline period. Operating margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 41%.

OSA Technologies, Inc.

On April 6, 2004, we acquired the outstanding stock of OSA Technologies, Inc. (“OSA”).  OSA is headquartered in

San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (“IPMI”) solutions. The acquisition of OSA will enhance our position in the embedded management market and OSA’s embedded management solutions for the IPMI market complements our core KVM business and builds upon prior acquisitions.  The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in our review of goodwill for impairment. Additionally, the goodwill recorded upon the OSA acquisition is not amortizable for tax purposes.  The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration. A summary of the total purchase consideration, excluding cash received, is as follows:

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

OSA’s in-process research and development activities consisted of an upgrade of its Firmware Suite to Version 2.0 and an embedded server management product.  The status of these projects varied, however, it is anticipated that the products will be completed during 2005 and 2006.  These projects were still in process at the end of the third quarter of 2004.

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

Revenue growth related to the in-process research and development is embodied in products to be launched during 2005. These products have estimated economic lives ranging from approximately six to nine years. The product life cycle is characterized by a gradual 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Operating margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 24%.

Crystal Link Technologies

On January 6, 2004, we acquired the outstanding common shares of Crystal Link Technologies (“Crystal Link”) for approximately $6,652 in cash and common stock, plus the assumption of liabilities and payment of certain acquisition costs.  The purchase agreement called for additional potential earn-out payments of up to $5,000 based on future technical enhancements and achievement of certain sales goals.  In October 2004, we paid $2,000 of the earn-out consideration based on achieving the specified technology enhancements.  The remaining $3,000 of potential earn-out consideration will not be paid as the goals specified were not met.  The results of Crystal Link’s operations have been included in the consolidated financial statements since the date of acquisition.  Crystal Link, headquartered in Escondido, CA, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The valuation resulted in an excess of acquired nets assets over cost, or negative goodwill in the amount of $143. As prescribed under FAS 141, Business Combinations, the negative goodwill was recorded as a contingent liability due to the potential future earn-outs.  Goodwill will be recorded for the additional earn-out paid in October 2004.  The goodwill will not be amortized but will be included in our review of goodwill for impairment.  A summary of the total initial purchase consideration is as follows:

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

The fair value of all of the IPR&D received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Crystal Link’s in-process research and development activities consisted of a second generation of the KVM wireless extender with significant enhancements to the developed KVM wireless extender product and the development of a wireless KVM switch and an embedded KVM switch solution.  The status of these projects varied from 10% complete to 60% complete.  The KVM switch solution has been completed, the remaining projects were still in process at the end of the third quarter of 2004.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2013, with 100% of Crystal Link’s forecasted revenue in 2005 expected to come from projects currently in development.   Net income attributable to IPR&D was calculated by applying Crystal Link’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004. These products have estimated economic lives ranging from approximately 7 to 10 years. The product life cycle is characterized by a gradual 3 to 4 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Operating margins are projected to be below overall historical Avocent margins in the early years, but are expected to improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 20%.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, Soronti (acquired in November of 2003), Crystal Link, OSA and Sonic Mobility as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2003, or of results which may occur in the future.

	Three Months Ended,		Nine Months Ended,
	October 1, 2004	September 26, 2003	October 1, 2004	September 26, 2003

Net sales	$91,404	$77,343	$266,105	$217,333
Net income	$11,196	$8,696	$26,742	$14,689
Income per basic share	$0.23	$0.18	$0.54	$0.31
Income per diluted share	$0.22	$0.18	$0.53	$0.30

The above amounts exclude acquired in-process research and development expense of $789 (net of a $261 tax benefit) related to the Sonic Mobility acquisition, $21,720 related to the OSA acquisition, $3,829 (net of a $2,661 tax benefit) related to the Crystal Link acquisition and $3,940 related to the Soronti acquisition.

Note 8.          Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	October 1, 2004		December 31, 2003
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$80,560	$57,870	$66,240	$45,824
Patents and trademarks	21,400	13,057	17,657	9,566
Customer base and certification	6,483	1,563	1,613	717
Non-compete agreements	5,793	2,587	3,273	1,455
Other	1,814	375	768	100
	$116,050	$75,452	$89,551	$57,662

For the three months ended October 1, 2004 and September 26, 2003, amortization expense for other intangible assets was $6,482 and $4,739, respectively. For the nine months ended October 1, 2004 and September 26, 2003, amortization expense for other intangible assets was $17,656 and $17,051, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2004, remaining	$6,500
2005	$18,200
2006	$10,100
2007	$4,300
2008	$1,100
Thereafter	$400

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we test goodwill at least annually for impairment.  Unless conditions warrant earlier review, we perform our annual impairment test in the fourth quarter of each year.

We recorded approximately $5,203 of goodwill as result of the Sonic Mobility acquisition in the third quarter of 2004 and approximately $57,131 of goodwill as result of the OSA acquisition in the second quarter of 2004 (see Note 8 for a discussion of goodwill and for a discussion of contingent consideration).

Note 9.  Product Warranties

The activity within the liability for warranty returns for the nine months ended October 1, 2004 was as follows:

2004

Balance, December 31, 2003	$2,652

Accruals for product warranties issued during the period	363
Settlements made during the period	(334)
Other	26

Balance, October 1, 2004	$2,707

Deferred revenue related to our extended warranty program was $1,379 for the nine months ended October 1, 2004.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $419 for the nine months ended October 1, 2004.  In addition, we recorded new extended warranties of $752 during the nine months ended October 1, 2004.

Note 10.  Income Taxes

The provision for income taxes was approximately $8,135 for the nine months ended October 1, 2004, compared to $10,701 for the nine months ended September 26, 2003.  The increase in the effective tax rate is primarily attributable to the impact of $21,720 of acquired in-process research and development expense, which is not deductible for tax purposes, and $2,843 of additional deferred compensation expense (related to assumed incentive stock options which have no tax benefit to the Company) recorded during the second and third quarters as a result of the acquisition of OSA.   These amounts were partially offset by the tax impact of a higher mix of pre-tax income contributed by our Shannon operations that is taxed at a lower rate.

Note 11.  Patent Dispute

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Court Judge Milton Pollack found that there was no infringement of these patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case was sent back to the United States District Court for the Southern District of New York.  With the recent death of Judge Pollack, the case has now been assigned to U.S. District Court Judge Kevin Castel.

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

Note 12.  Stock-Based Compensation [2004 calculation open]

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

	Three Months ended		Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Net income — as reported	$10,822	$13,476	$5,973	$28,989
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,421	709	4,196	3,706
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,966	6,700	26,043	22,053
Net income (loss) — pro forma	$4,277	$7,485	$(15,874)	$10,642

Basic earnings per share — as reported	$0.22	$0.29	$0.12	$0.63
Basic earnings (loss) per share — pro forma	$0.09	$0.16	$(0.33)	$0.23
Diluted earnings per share — as reported	$0.21	$0.28	$0.12	$0.61
Diluted earnings (loss) per share — pro forma	$0.09	$0.16	$(0.33)	$0.23

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

	Three Months Ended		Nine Months Ended
	Oct. 1, 2004	Sept. 26, 2003	Oct. 1, 2004	Sept. 26, 2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	1.0-4.5	4.5	1.0-4.5	4.5
Expected volatility	33.0%	60.0%	33.0–55.0%	60.0%
Risk-free interest rate	3.36%	2.88%	1.17–3.54%	2.38–2.88%

Note 13.  Subsequent Event

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law.  This legislation, among other things, extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to 10 percent of R&D spending.  We are currently reviewing the impact of this new legislation but do not expect the new legislation to have a material impact to our effective tax rate or provision for taxes.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits.  The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the repatriation of earnings from foreign subsidiaries at reduced federal income tax rates. The provisions of the new legislation are expected to benefit us in future periods.  We do not expect the legislation to have a material effect on our 2004 tax liability; however, we are evaluating the impact on future years.

Note 14.  Recently Issued Accounting Standards

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force (“EITF”) Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. We continue to evaluate our investment portfolio in order to determine the applicability of EITF 03-1.

During September 2004, the EITF released Issue 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is expected to be effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS as we do not have contingently convertible debt.  In addition, the FASB is considering amending SFAS No. 128 to make it consistent with International Accounting Standard 33, and to make EPS computations comparable on a global basis.  The amended standard is expected to be effective for all periods ending after December 15, 2004.  We anticipate that the adoption of Issue 04-08 and the amendment to SFAS No. 128 will not have a material impact on the computation of our EPS.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL, STATEMENTS REGARDING OUR ENGINEERING AND DESIGN ACTIVITIES, PRODUCT DEVELOPMENT, AND NEW PRODUCT INTRODUCTIONS, STATEMENTS RELATING TO FUTURE PRODUCT DEMAND, DESIGN WINS, AND OUR FUTURE SALES, EARNINGS, GROSS PROFIT, INCOME, AND EXPENSES, STATEMENTS REGARDING INTERNATIONAL SALES, STATEMENTS REGARDING THE INTEGRATION OF OUR ACQUISTIONS, ACQUISITION ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS, STATEMENTS ABOUT THE RATIO OF SALES AMONG OUR DISTRIBUTION CHANNELS, STATEMENTS REGARDING FUTURE INVENTORY LEVELS, AND STATEMENTS ABOUT THE TIMING, IMPLEMENTATION, AND BENEFITS OF OUR NEW ERP SYSTEM AND STATEMENTS RELATING TO ANTICIPATED CAPITAL NEEDS AND USES.

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

Overview

Avocent Corporation was formed as a result of the merger transaction in July 2000 between Apex Inc. and Cybex Computer Products Corporation, which was accounted for as an acquisition of Cybex by Apex.  Our subsequent acquisitions include Equinox Systems Inc. in January 2001, 2C Computing, Inc. in August 2002, Soronti, Inc. in November 2003, Crystal Link Technologies in January 2004, and OSA Technologies, Inc. in April 2004. In August 2004 we closed the acquisition of Sonic Mobility Inc., a leading provider of integrated and stand alone solutions for the mobile IT device market.

We design, manufacture, sell, and license analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension, wireless extension, remote access and management products, Intelligent Platform Management Interface (“IPMI”)  firmware and software, and related technologies for the computer industry. Data center managers and network administrators have increasingly complex and growing server populations and other network appliances and devices, and our analog, digital, and serial switching solutions, as well as our IPMI, extension, remote access and management products and technologies, help them manage multiple servers, serially controlled devices, and mobile devices from a single local or remote console consisting of a keyboard, video monitor, and mouse.  Specifically, our products can provide significant cost reductions including lower initial investment, reduced utility costs, and space savings, as well as more efficient technical support capabilities.

We provide “plug and play” switching systems for many network administration, management, and storage problems faced by corporate customers, data centers, and server farms. Our switching solutions include products and technologies sold or licensed under the Avocent, Apex, Cybex, Equinox brands, including our AMXTM, AutoView™, DS Series™, SwitchView®, OutLook®, LongViewTM, and XP®4000 Series products. Our switching systems and solutions help facilities managers and network administrators access multiple servers serially controlled devices, and mobile devices from one or more centralized or remote consoles, consolidate hardware requirements, and provide direct hardwired connections between the switch and the attached servers to facilitate access to those servers, even when the network is down. Our Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial-up access applications.  The Equinox SuperSerial™ product line provides serial communications for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications. Our Digital Desktops product line includes the Cstation™ product.  Initial applications for Cstation include financial trading floors where space is at a premium, industrial plant control environments that benefit from remote computers due to harsh or unsecured environments, and healthcare and government installations that require high security afforded through the remote location of the computer and hard disk. In late 2003, we introduced LongViewTM Wireless, which allows for wireless control of monitors, keyboards, mice, and audio devices on a computer up to 100 feet away.  We offer our KVM, Equinox, and LongView solutions through external appliances and embedded solutions within products sold by others.

The combination of OSA’s technology and expertise with our current embedded KVM solutions builds on our strategy of providing a common management interface to enable automation of the monitoring, configuration, and provisioning of server room devices.  We believe these embedded technologies will extend Avocent’s growth opportunities beyond our traditional KVM products.

Avocent’s current management solutions primarily provide management and access solutions for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands our markets to include both integrated and stand-alone solutions for the mobile IT device market.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our solutions on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 43% of sales in the first nine months of 2004 and 45% of sales in the first nine months of 2003.  Sales to our branded customers accounted for 57% of sales in the first nine months of 2004 and 55% of sales in the first nine months of 2003. We do not have contracts with many of our OEM and branded customers, and in general, they are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, our OEM or certain branded customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 64% of sales in the first nine months of 2004 and 63% of sales in the first nine months of 2003.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 60% of sales in the first nine months of 2004 and 62% of sales in the first nine months of 2003.  Sales outside of the United States accounted for 40% of sales in the first nine months of 2004 and 38% of sales in the first nine months of 2003.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of our sales in the first nine months of 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 11% of our sales in the first nine months of 2003.  No other country accounted for more than 10% of sales in the first nine months of either 2004 or 2003.

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

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and we implemented the system at our international locations at the beginning of the third quarter 2004. We have capitalized the development and implementation costs of the new system to date and have begun depreciating the costs for the system used in the United States and internationally.  As of October 1, 2004, $12.1 million had been capitalized for the new system for all our locations.  We expect the new system to provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships, and operating expenses on a more timely basis.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	October 1, 2004	Sept. 26, 2003	October 1, 2004	Sept. 26, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.8	43.0	42.0	43.3
Gross profit	58.2	57.0	58.0	56.7
Operating expenses:
Research and development expenses	12.9	9.3	12.2	9.9
Acquired in-process research and development expense	1.1	—	11.0	—
Selling, general and administrative expenses	23.2	22.0	24.0	23.6
Amortization of intangible assets	7.1	6.2	6.7	7.8
Total operating expenses	44.3	37.5	53.9	41.3
Income from operations	13.9	19.5	4.1	15.4
Net investment income	1.4	1.5	1.4	1.7
Net realized investment gains (losses)	(0.1)	3.9	(0.1)	1.3
Other income (expense), net	0.0	0.1	(0.1)	(0.2)
Income before income taxes	15.2	25.0	5.3	18.2
Provision for income taxes	3.4	7.4	3.0	4.9
Net income	11.8%	17.6%	2.3%	13.3%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, and extension, remote access and management solutions. Net sales increased 19% to $91.3 million for the third quarter of 2004 from $76.5 million for the third quarter of 2003.  The increase in sales resulted from the strength of our OEM sales in the third quarter of 2004 as compared to the third quarter of 2003 and reflects our historical seasonal increase in OEM sales we typically see in the second half of our calendar year.   OEM sales grew 26% from $33.4 million in the third quarter of 2003 to $42.1 million in the third quarter of 2004.  OEM sales were 46% of sales for the third quarter of 2004, compared to 43% of sales for the third quarter of 2003.  An increase in sales from our OEM customers in the U.S. and Europe contributed to our sales growth.  As compared to the third quarter of last year, our branded sales also performed well, particularly in the U.S. and in Asia.  Overall, branded sales grew 14% from $43.1 million in the third quarter of 2003 to $49.2 million in the third quarter of 2004.  As a percentage of sales, branded revenue accounted for 54% of sales in the third quarter of 2004 and 57% of revenue in the third quarter of 2003.  Sales of our digital products continued to increase and represented 49% of our revenue in the third quarter of 2004 as compared to 38% of our revenue in the third quarter of 2003.  Additionally, sales of our products introduced within the last twelve months contributed to revenue growth in the third quarter of 2004.  These products include our embedded solutions, which is comprised of our embedded KVM offerings and our IPMI management solutions.  Two of our OEM customers began shipping servers containing our IPMI technologies in the third quarter of 2004.

We experienced an increase in sales both within the United States and internationally. Sales within the United States increased 15% to $56.0 million in the third quarter of 2004 from $48.9 million in the third quarter of 2003.  International sales increased 28%, to $35.3 million in the third quarter of 2004 from $27.6 million in the third quarter of 2003.  Sales within the United States were 61% of sales for the third quarter of 2004 and 64% of sales for the third quarter of 2003.  International sales were 39% of sales for the third quarter of 2004 and 36% of sales for the third quarter of 2003. We believe the increase in international sales resulted from our past investments in international sales and marketing programs.

Net sales increased 22% to $265.2 million for the first nine months of 2004 from $218.3 million for the first nine months of 2003.  As with the third quarter, the increase in sales resulted from new product introductions and from increased sales of our digital products.  The strength in sales on a year-to-date basis was evident both in U.S. and international sales.  Sales within the United States increased by approximately 18% to $160.1 million in the first nine months of 2004 from $135.4 million in the first nine months of 2003.  International sales increased approximately 27% to $105.1 million in the first nine months of 2004 from $82.9 million in the first nine months of 2003.  In addition, sales to our branded customers increased 25% to $149.9 million in the first nine months of 2004 from $120.0 in the first six months of 2003, while sales to our OEM customers increased 17% to $115.3 million in the first nine months of 2004 from $98.3 in the first nine months of 2003.

Revenue for the third quarter of 2004 was in the middle of the range we expected at the beginning of the quarter, and our outlook for the fourth quarter of 2004 remains positive.  We have seen mixed economic indicators during the past year, but believe the overall tone of our business remains positive.  Product introductions currently planned for the remainder of the year, combined with expected revenue contributions from our recent acquisitions, should allow us to continue our positive revenue growth trend for the fourth quarter of 2004.  We expect revenue from our embedded products to continue to contribute to sales growth in the fourth quarter of 2004.  Based on internal sales forecasts from the various organizations within our sales groups, we expect to achieve our first $100 million quarter in the history of Avocent during the fourth quarter of 2004.

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margin increased to 58.2% in the third quarter of 2004 as compared to 57.0% in the third quarter of 2003.  The increase is attributable to higher sales contribution of our digital, AMX, and SwitchView product lines and increased royalty revenue all of which have higher than average margins.  Each of these factors combined to more than offset the impact of higher OEM sales, which typically have lower margins than our branded products.  Our engineering and operations teams continue to work to lower product costs through product redesign to replace costly components and through negotiations with our contract manufacturers to reduce costs in our supply chain.  Gross margin increased to 58.0% for the first nine months of 2004 from 56.7% for the first nine months of 2003, primarily as a result of the factors mentioned above and the higher mix of branded sales in the first quarter of 2004 when compared to the first quarter of 2003.

We expect gross margins to be between 57.5% and 58.5% in the fourth quarter of 2004.  We expect that a higher mix of OEM sales will somewhat offset the expected higher sales volume, cost reductions and slightly higher contribution from embedded technology revenue in the fourth quarter of 2004.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $11.8 million, or 12.9% of net sales, in the third quarter of 2004 compared to $7.1 million, or 9.3% of net sales, for the third quarter of 2003.  The increase in the amount spent on research and development can be attributed to an increase in headcount, primarily as a result of the Soronti purchase in November 2003, the Crystal Link acquisition in early 2004, the OSA acquisition early in the second quarter of 2004 and the Sonic Mobility acquisition during the third quarter of 2004.  Other factors related to the increase include adding additional test labs and increasing the amount spent for materials, certification, and testing of products as we accelerate the speed and number of our product introductions.  We continue to invest heavily in new technologies such as embedded KVM, digital desktop extension, IPMI solutions, mobile device management, and wireless KVM solutions. Research and development expenses for the first nine months of 2004 increased to $32.4 million from $21.6 million for the first nine months of 2003 for the reasons listed above.  As a percentage of net sales, research and development expenses in the first nine months of 2004 increased to 12.2% from 9.9%.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

In the fourth quarter of 2004, we expect research and development expense to increase sequentially by $400,000 to $700,000 but be down slightly as a percentage of sales due to the expected increased sales volume.

Acquired in-process research and development expenses.  Acquisition related expenses in the third quarter of 2004 are comprised solely of the non-recurring write-off of $1.1 million of in-process research and development expense related to the acquisition of Sonic Mobility. Acquisition related expenses in the first nine months of 2004 also include the non-recurring write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link and $21.7 million of in-process research and development expense related to the acquisition of OSA . There were no such charges in the first nine months of 2003.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $21.2 million, or 23.2% of net sales, for the third quarter of 2004 compared to $16.8 million, or 22.0% of net sales, for the third quarter of 2003.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the Soronti, Crystal Link, OSA and Sonic Mobility acquisitions.  We also continue to expand our international sales infrastructure.  Other factors contributing to higher selling, general and administrative expenses were higher depreciation expenses related to the SAP implementation, costs of compliance with the Sarbanes-Oxley Act of 2002, and higher legal fees associated with protecting our intellectual property rights.  Sequentially, selling, general and administrative expenses decreased 4% over the second quarter of 2004 due to lower marketing costs for the third quarter of 2004.  In the first nine months of 2004 selling, general, and administrative expenses increased to $63.6 million, or 24.0% of net sales for 2004, from $51.6 million, or 23.6% of year-to-date net sales in 2003, as a result of the factors mentioned above.

We expect our selling, general and administrative expenses to increase by $500,000 to $600,000 in the fourth quarter of 2004 when compared sequentially to the third quarter of 2004.  We expect patent litigation expense and Sarbanes-Oxley compliance and audit costs to increase slightly in the fourth quarter of 2004 and we expect an increase in marketing expense related to additional trade shows and new product launches planned for early in 2005.

Amortization of intangible assets.  Amortization of $6.5 million in the third quarter of 2004 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA and Sonic Mobility.  Amortization of $4.7 million in 2003 was comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C.  The increase in amortization expense relates primarily to the additional amortization of intangibles from the Soronti, Crystal Link, OSA, and Sonic Mobility acquisitions, which were offset by the completion of amortization during 2003 of several significant intangible assets recorded on the merger of Apex and Cybex and the acquisition of Equinox. Amortization expense increased slightly from $17.1 million in the first nine months of 2003 to $17.7 million in the first nine months of 2004 as a result of the factors mentioned above.  Amortization expense in the fourth quarter of 2004 is expected to be slightly higher when compared to the amount from the third quarter of 2004 as a result of recognizing a full quarter of amortization related to the intangibles recorded as a result of the acquisition of Sonic Mobility on August 31, 2004.

Net investment income.  Net investment income increased slightly to $1.3 million in the third quarter of 2004 from $1.2 million in the third quarter of 2003.  Net investment income decreased slightly from $3.7 million in the first nine months of 2003 to $3.6 million in the first nine months of 2004.

Net realized investment gains ( losses).  Net realized investment gains (losses) declined significantly from a $3.0 million net gain in the third quarter of 2003 to a $101,000 net loss in the third quarter of 2004 almost entirely as a result of a recognized gain on the disposition of an equity investment in the third quarter of 2003.  For the same reason, net realized investment gains (losses) declined significantly for the first nine months of the year as well, from a net gain of $2.8 million in the first nine months of 2003 to a net loss of $269,000 in the first nine months of 2004.

Other income (expense), net.  Net other income (expense) improved slightly from a net income of $1,000 in the third quarter of 2003, to a net income of $26,000 in the third quarter of 2004. Net other income (expense) improved from a net expense of $417,000 in the first nine months of 2003 to a net expense of $122,000 in the first nine months of 2004. The improvement for the nine month period related primarily to a lower level of foreign exchange losses.

Provision for income taxes.  The provision for income taxes was approximately $8.1 million for the nine months ended October 1, 2004, compared to $10.7 million for the nine months ended September 26, 2003.  The increase in the effective tax rate is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense, which is not deductible for tax purposes, and $2.8 million of additional deferred compensation expense (related to assumed incentive stock options which have no tax benefit to the company) recorded as a result of the acquisition of OSA.   These amounts were partially offset by the tax impact of a higher mix of pre-tax income contributed by our Shannon operations that is taxed at a lower rate. Including these items, we expect our effective tax rate to be in the 40% to 42% range for the year ended December 31, 2004.

Net income.  Net income for the third quarter of 2004 was $10.8 million compared to net income of $13.5 million for the third quarter of 2003, as a result of the above factors, including increases in research and development expenses and the write-off of acquired research and development expense as a result of the Sonic Mobility acquisition, offset somewhat by the increase in our revenues.  As a percentage of sales, net income for the third quarter of 2004 was 11.8%, compared to net income of 17.6% for the third quarter of 2003. For the first nine months of the year,  net income was $6.0 million, or 2.3%, in 2004 as compared to net income of $29.0 million, or 13.3% of net sales, in 2003 as a result of the factors mentioned above.

Liquidity and Capital Resources

As of October 1, 2004, our principal sources of liquidity consisted of over $300 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $51.2 million in the first nine months of 2004, as compared to approximately $54.3 million in the first nine months of 2003.  The reduction in positive cash flow is primarily the result of an increase in accounts receivable and higher operating expenses from our acquisitions.  We experienced an increase in receivables as a result of the timing and volume of sales in the third quarter of 2004.  Additionally, our days sales outstanding (“DSOs”) increased to 55 days from 50 days from the same period last year.  The DSOs are better than our goal of 60 days.  A decline in accounts payable and in accrued compensation also affected cash flow from operations for the first nine months of 2004.  Although net inventories decreased slightly at the end of the third quarter and were not a large factor in determining cash from operations, we do anticipate modestly higher inventory levels at the end of the fourth quarter of 2004 due to expected new product launches.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations, and in our international locations, except for OSA, during July 2004. We have capitalized the costs of the new system to date and have begun depreciating the costs for the system.  As of October 1, 2004, $12.1 million had been capitalized for this new system.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those from our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of October 1, 2004, we had $26.7 million of such commitments.  None of our expected purchase commitments required payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.  Also, on October 28, 2004 our board of directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.

Investments

Our investments consist primarily of bank deposits, money market funds, corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of October 1, 2004, no investments were considered to have sustained an other-than-temporary decline, and no impairment charge was recorded.

Certain Transactions

Acquisition of Crystal Link Technologies

On January 6, 2004, we acquired Crystal Link Technologies for an initial payment of cash and common stock of approximately $6.7 million, plus assumed liabilities of approximately $2.1 million and acquisition costs of approximately $163,000. The purchase agreement called for possible additional earn-out payments of up to $5.0 million based on future technical enhancements and sales goals.  The technology enhancement milestones were met subsequent to October 1, 2004, and we paid $2 million of earn-out consideration in October 2004.  The remaining earn-out consideration will not be paid as the other milestones were not met.  Crystal Link, based in Escondido, California, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

We recorded the acquisition under the purchase method of accounting, and allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The initial valuation resulted in an excess of acquired net assets over cost, or negative goodwill of approximately $143,000. As prescribed under

FAS 141, Business Combinations, the negative goodwill was recorded as a contingent liability due to the potential future earn-outs.  Goodwill will be recorded in the fourth quarter of 2004 for the earn-outs achieved.  The goodwill will not be amortized but will be included in our review of goodwill for impairment.

Acquisition of OSA Technologies, Inc.

On April 6, 2004, we acquired OSA Technologies, Inc. (OSA) for cash and common stock of $97.5 million, plus assumed liabilities of approximately $1.7 million, employee stock options of approximately $2.5 million and acquisition costs of approximately $1.1 million.  Additionally, we recorded $6.4 million of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  OSA is headquartered in San Jose, California and has additional research and development offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (IPMI) solutions. The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in our review of goodwill for impairment. The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration.

Acquisition of Sonic Mobility Inc..

On August 31, 2004, we acquired the outstanding stock of Sonic Mobility Inc. (Sonic Mobility), headquartered in Calgary, Canada for $8.9 million in cash plus an additional $300,000 in acquisition related costs. Sonic Mobility has developed (i) software solutions that allow for management of network and data center infrastructure from mobile devices, (ii) security software for intranet and extranet resource access from mobile handheld devices and (iii) software solutions for managing mobile devices centrally by IT administrators. Our current management solutions primarily provide management and access solutions for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands our markets to include both integrated and stand-alone solutions for the mobile IT device market. The results of Sonic Mobility’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in our review of goodwill for impairment.

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

•                                          Our goodwill recognized upon acquisitions is not amortized but is subject to annual impairment testing during the fourth quarter of each year, or more frequently if certain impairment indicators occur. Our annual test for goodwill impairment, performed in the fourth quarter of 2003, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, no further impairment analysis was required.  We will perform our annual test for goodwill impairment for 2004 during the fourth quarter.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2004 or 2003.

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

Recently Issued Accounting Standards and Recent Tax Legislation

In March 2004, the FASB reached consensus on the guidance provided by EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1. We continue to evaluate our investment portfolio in order to determine the applicability of EITF 03-1.

During September 2004, the EITF released Issue 04-08, “The Effect of Contingently Convertible Debt on diluted Earnings per Share.” Issue 04-08 provides guidance on when the dilutive effect of contingently convertible debt securities with a market price trigger should be included in the computation of diluted earnings per share (“EPS”). The guidance is expected to be effective as of December 31, 2004 and would be applied by retrospectively restating previously reported EPS. We anticipate that the adoption of this guidance will not have a material effect on the computation of EPS as we do not have contingently convertible debt.  In addition, the FASB is considering amending SFAS No. 128 to make it consistent with International Accounting Standard 33, and to make EPS computations comparable on a global basis.  The amended standard is expected to be effective for all periods ending after December 15, 2004.  We anticipate that the adoption of Issue 04-08 and the amendment to SFAS No. 128 will not have a material impact on the computation of our EPS.

On October 4, 2004, the Working Families Tax Relief Act of 2004 was signed into law.  This legislation, among other things, extended the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to 10 percent of R&D spending.  We are currently reviewing the impact of this new legislation but do not expect the new legislation to have a material impact to our effective tax rate or provision for taxes.

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits.  The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities and provides for the optional repatriation of earnings from foreign subsidiaries. The provisions of the new legislation are expected to benefit us in future periods.  We do not expect the legislation to have a material effect on our 2004 tax liability; however, we are evaluating the impact on future years.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at October 1, 2004. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of October 1, 2004, we had no open forward contracts.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.   Based on their evaluation as of October 1, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.   There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the period covered by this quarterly report on Form 10-Q that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Court Judge Milton Pollack found that there was no infringement of these patents by Raritan and ordered that judgment be entered in favor of Raritan.

In April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case was sent back to the United States District Court for the Southern District of New York.  With the recent death of Judge Pollack, the case has now been assigned to U.S. District Court Judge Kevin Castel.

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

Item 6.           Exhibits.

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

AVOCENT CORPORATION
(Registrant)

Date:	November 10, 2004	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Senior Vice President of Finance, Chief Financial
Officer and Treasurer (Principal Financial Officer)