Form 10-K
period 2004-12-31
AVOCENT CORP
filed 2005-03-14
CIK 1109808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☒     No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 27, 2003 was approximately $1,364,588,525.

The number of shares outstanding of the registrant’s common stock as of March 7, 2005 was 50,181,809

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 14 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

•                                          DEVELOPMENT OF NEW OEM, DISTRIBUTOR, RESELLER, AND SUPPLIER RELATIONSHIPS;

•                                          SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND PROFIT MARGINS, INVENTORY LEVELS AND VALUATIONS, RECEIVABLES, RESERVES, LIQUIDITY, INVESTMENT INCOME, CURRENCY RATES, EMPLOYEE STOCK OPTION EXERCISES, CAPITAL RESOURCE NEEDS, CUSTOMERS, AND  COMPETITION;

•                                             ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS;

•                                             EXPANSION OF INTERNATIONAL SALES; AND

•                                          ACQUISITIONS AND TRANSACTION COSTS AND ADJUSTMENTS.

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

Overview

Avocent Corporation designs, manufactures, licenses, and sells solutions that provide connectivity and centralized management of IT infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and management products and technologies that centralize control of servers, mobile devices, and network appliances, increasing the efficiency of IT personnel. Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded technology in their systems, and companies large and small depend on our products and technologies for managing their growing IT infrastructure.

Our technological innovations include internet protocol (IP) based switching, centralized management, and intuitive software interfaces. Our products and technologies manage servers, serial devices, wireless devices, mobile devices, and embedded infrastructure. With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.

Our KVM switching systems eliminate the need for extra keyboards, monitors, and mice and allow businesses to save critical space in their data centers.  Our KVM over IP switching systems eliminate distance limitations and provide 24/7 access and control of thousands of servers, even when the servers are dispersed in different physical locations.  Our DSView software management and KVM over IP switching systems allow IT managers to use a single console to gain secure, local and remote access and control of servers and other network data center devices from any location.

Our innovative advances for the data center include multi-platform switching, analog matrix switching, KVM extension over CAT 5, PCI bus extension, our proprietary on-screen menu switching system, remote KVM over IP connectivity, digital serial over IP, digital-analog integrated access to multiple servers, the intelligent platform management interface (IPMI) solutions, wireless KVM, PDA, and hand-held management solutions, and centralized management software for access and control of network infrastructure.

Our DSR Series™ switches combine analog and digital connections, serial connectivity, and external modem support in one switch. These appliances integrate our KVM over IP switching technology and CAT 5 connectivity.  IT managers and network administrators gain worldwide access and control of their servers and serial devices and can monitor and manage them all from a single computer screen.  In addition, we provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and mid-sized businesses. Our connectivity solutions include products and technologies sold or licensed under the Avocent, Cybex, and Equinox brands, including our AMX™, AutoView™, Cstation™, DSView®, DS Series, LongView™, OutLook®, SuperSerial, SwitchView®, Emerge™, SonicAdmin™, and SonicSentinel™ products.

We market our products around the world to a diversified group of original equipment manufacturers (OEMs), dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, on-line sponsorships, and participation in major industry trade shows.  A substantial portion of our sales is to major server OEMs that purchase our switching systems on a private-label or branded basis.

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.  Also available at this website are our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Whistleblower Policy, the Nominating and Governance Committee’s Policies and Procedures for Director Candidates, and the Charters for our Audit, Compensation, and Nominating and Governance Committees.  If any amendment to our Code of Business Conduct and Ethics or any waiver granted under it is applicable to our principal executive officer, our principal financial officer, our principal accounting officer or controller (or any persons performing similar functions) and relates to the code of ethics definition enumerated in the SEC’s regulations, we will disclose such amendment or waiver at this website within five (5) business days after the date of such amendment or waiver.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Apex, AMWorks, AMX, Avocent, the Avocent logo, AutoView, Cybex, DSR, DSView, Equinox, LongView, OutLook, The Power of Being There, SwitchView, and XP are trademarks or registered trademarks owned by us.  This annual report also includes trademarks of other companies.

Industry Background

Information technology is critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations. Many corporations have decentralized computing power while sharing technology resources and providing broad access to enterprise data. This has resulted in the widespread adoption of distributed network computing environments using a network-based architecture of interconnected computers. The typical data center installation consists of a local area network, or LAN, with a large number of  computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, may include a wide-area network, or WAN.

In addition, with the shift of software applications to a web services model, the demand for servers and storage is growing. Users are accessing more data and resources using intranets and the internet. This growth causes a proliferation of servers and increases the need to manage this growing network of servers and network devices.

Corporate LANs, WANs, internet service providers (ISPs), application service providers (ASPs), server farms, and data centers face significant network administration, environmental, and space limitations.  Facilities managers and network administrators, who may manage hundreds or thousands of servers and other networked devices, must identify and access relevant servers and devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures. These servers are generally designed to operate as stand-alone systems, each with its own console, and facilities managers and network administrators must therefore deal with a large number of consoles, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

Information technology resources are critical to organizations. Accordingly, constant availability is crucial to the operation of many businesses. The time that an ISP, an ASP, a data center, a server farm, or corporate network is down or degraded can cause significant inconvenience, loss of productivity, and financial loss. Because the diagnosis and the correction of abnormal server or network behavior often require support personnel to physically access each affected server through its own console, quick and efficient fault management can be difficult, especially when there are a large number of dispersed servers involved. In addition, when a network fails, the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem is often hampered by the inability to access the software tools that reside on the network and that are normally used to manage network failures.

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

Products, Technologies, and Solutions

We provide a variety of solutions to many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing servers and network installations.  Our principal products and technologies are:

•                                          Our DS Series™ products allow users to control servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed.  The DS Series KVM products digitize keyboard, video, and mouse information and compress and transport that information in packets over traditional network connections using only a portion of the bandwidth required by other products and optimizing performance for busy data centers.  Our DSR switching systems feature a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM over IP™ technology.  Our DS Series appliances are managed with DSView™ centralized management software, providing access and control of servers and serial devices in the network operations center or from almost any location in the world using TCP/IP connectivity.  IT administrators can securely manage  all connected data center devices and gain “point-and-click” access and control over these devices using a browser interface.

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

•                                          Our AutoView® switch family offers users a variety of analog and digital switching solutions.  Our AutoView™ 2000 switch is an analog switch that features end-to-end CAT 5 connectivity, while our Autoview1000R and AutoView2000R switches combine an analog port for local access and an Ethernet port for extended and remote IP-based digital access using our digital KVM over IP server management tool.  With end-to-end CAT 5 connectivity, convenient on-screen management, and flexible access, the AutoView 1000R and 2000R provide local and remote users with access to servers from any location in the world that has an internet or dial-up connection.  For control of multi-platform servers, our AVWorks™ administration software is bundled with each switch.  Our AutoView® Wireless switch provides wireless connectivity between computers and monitors, keyboards, mice, and audio devices.

•                                          Our AMX™ analog matrix switching systems address the continued market opportunity for analog switches and provide simpler access and easier manageability of servers in multi-rack, multi-platform environments.  Our AMX switches increase the number of users with simultaneous access and offer efficient scalability with an architecture that makes it easy to add and support additional servers. Our advanced AMWorks™ software is also included with our AMX switches for central administration.

•                                          Our extension product lines include CAT5 extension products, fiber and copper extension products, as well as wireless extension products.  The LongView® extender allows users to extend a keyboard, monitor, mouse, speakers, microphone, and serial port up to 500 feet away from the computer or KVM switch with one Category 5 UTP cable.   Our LongView Wireless is a KVM extender, which can wirelessly connect monitors (VGA, SVGA, and XGA), keyboards, mice, and audio devices to a computer up to 1,000 feet away.

•                                          Our digital extension product lines feature our bus extension technology that lets administrators centralize all PCI-based computers for ease of maintenance while providing users with full PC functionality at the desktop.  These fiber or CAT5 extension products enable a distributed computing environment that can provide access to centralized PC assets from up to 2,400 feet away.

•                                          Our Avocent Equinox branded products add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The SuperSerial product line includes network-based appliances and bus-based adapters. The Avocent Equinox serial product lines provide serial connectivity for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

•                                          Our desktop solutions include SwitchView® switches and remote access products, which are designed for the small office or home office market and include USB and multimedia support in a variety of two and four port models.  Our SwitchView OSD product is an eight port switch designed for small and medium-sized businesses with an on-screen display. Our SwitchViewMP is a four port switch that provides connectivity to Intel-based, Sun, and USB machines without the need for expensive adapters or converters.  Our SwitchViewSC switch is the only KVM switch certified to the U.S. Government’s NAIP Common Criteria, and is designed to provide secure access for up to four computers but make it impossible to transfer data between the connected computers, an important factor for governmental agencies, corporate headquarters, or military offices that need access to both secure and unsecure networks.  Our SwitchView IP adds economical remote access capability to existing KVM switches and offers secure, browser-based access, BIOS-level access to multiple servers anywhere, anytime.

•                                          Our CPS and CCM appliances deliver secure, serial over IP access to console ports of servers and serially managed devices such as power management systems, network hubs and routers.  These serial appliance and attached devices can be centrally managed using our management software.

•                                          In addition to our “appliance” products, we develop embedded applications, solutions, and systems for our OEM and other strategic customers.  Our embedded solutions team has incorporated our proprietary KVM switching technologies, our Dambrackas video compression (DVC) algorithms, and the IPMI management solutions technology we acquired in our acquisition of OSA Technologies into servers, desktops, laptops, and other devices, and we have licensed these technologies to some of our customers.  We are also pursuing additional embedded opportunities directly with our OEM and other customers, and we are continuing to integrate our embedded KVM and IPMI technologies with our current appliance platforms such as our DSI5100.

•                                          Our acquisition of Sonic Mobility gave us two new software products for secure wireless systems administration and mobile device management on multiple platforms, including BlackBerry, Pocket PC, and Palm.  Our SonicAdmin software provides IT administrators with the ability to manage network and data center infrastructure from mobile handheld devices.  An administrator can, among other things, reboot servers, unlock/change passwords, restart services not functioning properly, view event logs, move files, and send messages to logged-in users.  Our SonicSentinel software offers the remote control and administration of PDAs and smart phones that connect to a computer network.  IT administrators can, among other things, monitor all mobile devices for current status, apply passwords to unprotected devices, and for mobile devices that are lost or stolen, wipe out sensitive data.

The products and technologies described above are all part of our connectivity solutions, and we have no other class of products that accounts for 10% or more of our net sales.

Sales and Marketing

We market and sell our products through our own sales force and various distribution channels, including OEMs and a variety of distributor and reseller arrangements. We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website. We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users. Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers. As of December 31, 2004, we employed 283 people in sales, marketing, and customer support.

We currently sell or license various switching products and technologies to Dell, Hewlett-Packard, IBM, and other OEMs pursuant to private-label, branded, and licensing arrangements. These OEM customers integrate and sell our products and technologies with or within their own products, including network servers. We devote significant sales, engineering, operations, and customer service resources to our OEM accounts. We have significant experience in working with our OEM and other server manufacturers, and we intend to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia. We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to server manufacturers.

We have relationships with a variety of distributors and resellers, value added resellers, or VARs, and systems integrators, for the distribution and sale of Avocent, Cybex, and Equinox branded products in the United States, Europe, Asia, and elsewhere. We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products. We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control solutions to meet their particular needs. Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

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

International sales accounted for approximately 41% of net sales in 2004, 40% of net sales in 2003, and 40% of net sales in 2002, and were made primarily to OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004. Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 10% of 2003 sales and 15% of 2002 sales.  No other country accounted for more than 10% of 2004, 2003, or 2002 sales. We are expanding our international sales efforts within Europe, Asia, and the Pacific Rim through the utilization of our sales offices in Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Rotterdam, Holland; Shannon, Ireland; Steinhagen, Germany; Tokyo, Japan; Hong Kong; and Singapore.

Customers

To date, a substantial portion of our net sales has been generated from sales of switching solutions and products to OEMs for integration with their product offerings. Sales to OEM customers represented 45% of net sales in 2004 and 46% of net sales in each of 2003 and  2002. While we have contracts with some of our OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders. Consequently, any OEM customer could cease doing business with us at any time. The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, or cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers, major distributors, VARs. and direct end users who purchase our branded products (55% of net sales in 2004 and 54% of net sales in each of 2003 and 2002). We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

Sales to Hewlett-Packard and Dell represented approximately 23% and 12%, respectively, of net sales in 2004.  Sales to Tech Data and Ingram Micro represented approximately 11% each of net sales in 2004.  Sales to Hewlett-Packard represented approximately 23% of net sales in 2003 and 25% of net sales in 2002 (including sales to Compaq before and after its merger with Hewlett-Packard in 2002).  Sales to Dell represented approximately 14% of net sales in 2003 and 11% of net sales in 2002.  Sales to Tech Data represented approximately 12% of net sales in 2003 and 11% of net sales in 2002. No other customer accounted for more than 10% of our net sales in 2004, 2003, or 2002.

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

Customer Service

We emphasize customer service by developing high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our products. We strive to respond quickly to our customers’ requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop custom solutions. We offer warranties for parts and service on all of our products, ranging from one to three years. We also offer a 30-day money-back guarantee for all of our appliance products sold in North America. To date, we have not experienced any significant product returns. We may, as a result of competitive pressures, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer. If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing products and technologies and of new products and technologies is essential to building our competitive position. The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition. The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable. Our products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors. Our future success will depend in large part upon continued innovative application of commercially available components, together with continued enhancements to our proprietary software, firmware, and other technologies, the expansion and enhancement of our existing products, and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis. By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance. Our failure to respond on a timely basis to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Our engineering and product development expenses were approximately $45.4 million in 2004 (excluding $29.3 in expensed in-process research and development expenses related to our acquisitions of Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc.), $29.8 million in 2003 (excluding $3.9 million in expensed in-process research and development expenses related to our acquisition of Soronti), and $26.5 million in 2002 (excluding $6.0 million in expensed in-process research and development expenses related to our acquisition of 2C Computing). As of December 31, 2004, we employed 353 people in our engineering department. In addition, we use independent contractors from time to time. As of December 31, 2004, we were working with approximately 28 independent contractors on various development projects.

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

A key component of our engineering and product development strategy is the acquisition of new technologies and companies.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.  We intend to continue to evaluate opportunities to acquire technologies and companies, and it is likely that we will complete additional acquisitions in the future.  There can be no assurance that these acquisitions will result in the timely development of commercially viable products or technologies that achieve market acceptance.

Manufacturing

We do not manufacture any of our products in their entirety. Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our products while we outsource some or all of these functions on other products. In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis and equipment enclosures. We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery. Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service. We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability. As of December 31, 2004, we employed 155 people in our manufacturing and logistics department.

We currently rely on several third party manufacturers, including Elcoteq Network Corporation, Likom Computer Products, MC Assembly, and Three-Five Systems, Inc., for subassembly of our products. These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs. In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations. We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program. Custom molded cables and certain turn-key products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries. We buy components under purchase orders and generally do not have long-term agreements with our suppliers. Circuit board assemblies are currently obtained from a number of sources, including Elcoteq Network Corporation, Likom Computer Products, MC Assembly, and Three-Five Systems. We believe that there are adequate alternative sources for our product components. Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

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

Competition

The market for our products is highly fragmented and competitive, and we expect competition to increase in the future. In the market for switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent, Aten International, Belkin, Cyclades Corporation, Lantronix, Inc., and Digi International, some of which may have substantially greater financial, marketing, and technical resources than we have. We also compete with other companies (such as Intel and Microsoft) that offer alternative technologies or products (such as software) that compete with our switching systems.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, and IBM, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with the products and technologies offered by hardware manufacturers and network management companies such as Intel, Microsoft, and Cisco.

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

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection. We have been issued 48 U.S. patents and have 34 U.S. patent applications pending. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us.

Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

We believe that certain products of certain competitors infringe one or more of our U.S. patents. In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.  We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December 2003, and the case was sent back to the United States District Court for the Southern District of New York.  With the death in 2004 of Judge Pollack, the case was assigned to U.S. District Court Judge Kevin Castel, and a Markman hearing on claims construction was held in February 2005.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we recently agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on the issues raised in an unrelated patent case.

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

Employees

As of December 31, 2004, we had 599 full-time employees working in the United States. Of our domestic full-time employees, 181 were in marketing, sales, and customer support, 221 were in engineering, research, and development, 114 were in manufacturing and logistical operations, and 83 were in administration. As of December 31, 2004, we had 313 full-time employees working at our facilities outside of the United States. Of our international full-time employees, 102 were in marketing, sales, and customer support, 132 were in engineering, research, and development, 41 were in manufacturing and logistical operations, and 38 were in administration. Our employees are not covered by any collective bargaining agreements relating to their employment by us. We believe that we have good relations with our employees.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT.  THESE RISKS AND UNCERTAINTIES INCLUDING THE FOLLOWING:

Intense competition from new and existing competitors could impair our ability to grow our business and sell our products and technologies.

The markets for our products and technologies are highly fragmented and intensely competitive. Aggressive competition from both hardware and software products and technologies could result in price reductions and loss of sales, which would materially harm our business. Our business is becoming increasingly sensitive to the introduction of new products and technologies, price changes, and marketing efforts by numerous and varied competitors. Accordingly, our future success will be highly dependent upon our timely completion and introduction of new products and technologies and features at competitive prices and performance levels that address the evolving needs of our customers. We continue to experience aggressive price competition and increased customer sensitivity to product prices, and pricing and margin pressures are likely to increase in the future. Because of this competition, we may have to continue to lower the prices of many of our products and technologies to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin. Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors. If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and profitability could be adversely affected. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent, Aten International, CompuCable Mfg. Group, Belkin, Cyclades Corporation, Lantronix, Inc., and Digital V6. We also face competition from software providers (such as Microsoft), who may be able to offer software solutions at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale. These software and hardware solutions address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

Current and potential competitors may be able to respond more quickly to new or emerging technologies or products and to changes in customer requirements or to devote greater resources to the research, development, promotion, and sale of their products and technologies than we do. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that enhance the ability of their products and technologies to address the needs of our current and prospective customers. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business.

Certain of our customers, such as Dell, Hewlett-Packard, IBM, and Microsoft, presently offer competitive hardware and/or software products, technologies, and solutions that address many of the problems our products and technologies address. These customers could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching solutions or technologies, or offer products or technologies supplied by competitors. Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources than we do, also offer products or technologies that compete with us. Established companies with hardware manufacturing or network management experience (such as Intel or Cisco) could also offer new products, new technologies, or new solutions that compete with our products and technologies.

Our failure to respond to rapid technological change or to introduce successful new products and technologies may result in reduced revenue or revenue growth.

The process of developing or acquiring new products and technologies and enhancing existing products and technologies is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services. After we develop a product, we must then accurately forecast volumes and configurations that meet customer requirements, manufacture appropriate volumes quickly and at low cost, and train our sales force and resellers. Any delay in the development, production, marketing of, or training for new products or technologies could result in our not being among the first to market, which could further harm our competitive position.

Sales of switching, extension, and remote access products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition. If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected. The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards, or changes in pricing structure could render our existing products and technologies and those under development obsolete or unmarketable. New technologies offered by us or our competitors could compete with our existing products at a lower price, which would reduce our revenue.

Our products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures, that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon continued innovative application of such commercially available components, together with continued enhancements to our proprietary software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and the development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

•                                          Competition from new products and technologies and price reductions by competitors;

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

Our operating results will continue to be affected by seasonal trends, by general conditions in the server market, and by general economic conditions. We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles. We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for the year.  In addition, we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future. Many of the factors that create and affect seasonal trends are beyond our control.

Our quarterly sales have also reflected a pattern in which a disproportionate percentage of such quarters’ total sales occur toward the end of such quarter, and this trend has become more pronounced in recent periods. This uneven sales pattern makes prediction of revenue, earnings and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems. If predicted demand is substantially greater than orders, there will be excess inventory. Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter. Other developments late in a quarter, such as a systems failure, component pricing movements, or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

As our business matures, it is possible that our revenue will not grow at the pace that it grew in 2003 and 2004.  Our future growth rates depend in part on our ability to expand sales of our existing products and technologies and to develop and market new products and technologies.  With uncertain global economic and political conditions, we may not have sufficient resources to cover the significant costs involved in such an expansion.  If our revenue does not increase at or above the rate that equity research analysts expect, the trading price of our common stock may decline.

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

Due to the international nature of our business, political or economic changes or other factors could harm our future revenue, increase our costs and expenses, and impair our financial condition.

Sales outside the United States make up almost half of our revenue, and over half of our manufacturing takes place outside the United States. Accordingly, our future revenue, gross margin, expenses, and financial condition could suffer due to a variety of international factors, including:

•                                          Ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts;

•                                          Currency fluctuations, which could contribute to variations in sales of products and technologies and could also affect our reported results expressed in U.S. dollars;

•                                          Longer accounts receivable cycles and financial instability among customers;

•                                          Tax or trade regulations and procedures and actions affecting production, pricing, and marketing of or payments for products;

•                                          Local labor conditions and other regulations;

•                                          Differing technology standards or customer requirements;

•                                          Fluctuations in freight costs and disruptions at important geographic points of exit and entry;

•                                          Natural or manmade disasters, such as earthquakes, tsunamis, hurricanes, and typhoons, fires, power shortages, blackouts, or telecommunications failures; and

•                                          Medical epidemics, such as Severe Acute Respiratory Syndrome.

The factors described above also could disrupt our product manufacturing and key suppliers located outside of the United States. For example, we rely on manufacturers in Asia and Europe for the assembly and manufacture of many of our products.

Our gross margins are expected to vary and may decline.

Gross margins may vary or decline from period-to-period depending on a number of factors, including:

•                                          The ratio of OEM sales to branded sales, since OEM sales typically have lower gross margins than branded sales;

•                                          Product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products or technologies;

•                                          Raw materials, freight, and labor costs;

•                                          Introduction of new products and technologies by us and by our competitors; and

•                                          The level of outsourcing of our manufacturing and assembly services.

We expect that our gross margins may vary and may decline in the future primarily due to the factors listed above and to increased competition and the introduction of new products and technologies that may affect product prices.

A substantial portion of our business consists of sales to a limited number of OEM customers that are not obligated to continue doing business with us, and these sales vary considerably from quarter to quarter.

A substantial portion of our sales is concentrated among a limited number of OEM customers. Sales to these OEMs represented approximately 45% of net sales in 2004 and 46% of net sales in each of 2003 and 2002.  In 2004, sales to Hewlett-Packard represented approximately 23% of our net sales, and sales to Dell represent approximately 12% of our net sales.  Sales to Hewlett-Packard represented approximately 23% of our net sales in 2003 and 25% of our net sales in 2002 (including sales to Compaq before and after its merger with Hewlett-Packard in 2002).  Sales to Dell represented approximately 14% of net sales in 2003 and 11% of net sales in 2002.

We have experienced, and we expect to continue to experience, period-to-period variability in sales to these OEM customers. Any cancellation, rescheduling, or reduction of orders by OEM customers in the future could materially adversely affect our operating results. Although our OEM customers typically place orders for products up to several months prior to scheduled shipment dates, these orders are subject to cancellation.

Our OEM business is subject to many risks, including:

•                                          Contract termination or reduced or delayed orders;

•                                          Short order cycles and difficulty in predicting sales because our OEM customers do not have long-term commitments to purchase from us;

•                                          Changes in the OEMs’ internal product life cycles including the delay of planned new product introductions and uncertainty over product end-of-life decisions;

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

We use multiple warehouses for many of our OEM customers to fulfill their orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our products at each of these warehouses to satisfy our OEMs anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our products. We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted. In addition, our OEM customers have requested, and are likely to continue to request from time to time, that we delay shipment dates or cancel orders for products that are subject to firm orders. As a result, at any time we may be holding a significant amount of OEM-branded products in inventory, and our sales to OEMs for future quarters are difficult to predict. The inability to accurately predict the timing and volume of orders for our OEM customers during any given quarter could adversely affect operating results for that quarter and, potentially, for future quarters. If we underestimate sales, we may not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we may experience increased costs from inventory storage, waste, and obsolescence.

A substantial portion of our business consists of sales of branded products, and these sales are difficult to forecast. Failure to accurately forecast these sales could lead to costly overproduction or product shortages.

A substantial portion of our sales consists of sales of branded products. We expect these sales to increase in the future, and if we are successful in increasing branded sales as a percentage of net sales, our quarterly sales and operating results will become more dependent upon the volume and timing of branded product orders received during the quarter. Because many customers of our branded products typically place orders shortly before their requested shipment date, revenues from branded sales are difficult to forecast. With continued industry-wide initiatives by distributors and resellers to reduce their inventories and to shorten their lead times, our major distributor and reseller customers are reducing early commitments to firm orders. Furthermore, many purchasers typically require prompt delivery of products. This results in a limited backlog of orders for these products and requires us to maintain sufficient inventory levels to satisfy anticipated customer demand. The inability to accurately forecast the timing and volume of orders for branded products during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods. If we underestimate sales, we will not be able to fill orders on a timely basis. This could cause customer dissatisfaction and loss of future business. If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

We expect to rely increasingly on distributors and resellers, VARs, and systems integrators for the distribution and sale of our branded products. Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, particularly in Asia. Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers. We may not be successful in expanding our distributor and reseller relationships. We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.

In addition, distributors and resellers often have rights of return, and in the future, these returns from our existing or any new distributors and resellers may have a material adverse effect on our business, financial condition, and results of operations. Our agreements with our current distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause, and any new distributor or reseller agreements are likely to contain similar provisions. Distributors and resellers are not obligated to purchase products from us and frequently offer products of several different manufacturers, including competitors’ products, and distributors and resellers may give higher priority to the sale of our competitors’ products. A reduction in sales efforts by our distributors or resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

If we are unable to successfully develop our international distribution networks and international sales efforts, results of operations may suffer.

We are working to develop, integrate, and expand our international distribution networks in an effort to increase international sales of switching, extension, remote access, and other products. We may not be successful in developing or expanding the international distribution network or in marketing and selling products in foreign markets, particularly Asia. If the revenues generated by our international sales are not adequate to recover the expense of establishing, expanding, and maintaining an international distribution network, our business, financial condition, and results of operations could be materially adversely affected. If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

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

•                                          Risks relating to the protection of our intellectual property rights;

•                                          The impact on our marketing expenses and our research and development resources as we localize our product offerings to meet local user requirements such as language translations and hardware compatibility issues;

•                                          Export restrictions, tariffs, and other trade barriers;

•                                          Fluctuations in currency exchange rates; and

•                                          Potentially adverse tax consequences and political instability.

The existence or occurrence of any one of these factors could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon third-party suppliers and outsourced manufacturing. Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

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

We have occasionally experienced, and we may in the future experience, shortages or delays in delivery of components. Although alternate suppliers are available for most of the components and services needed to produce our products, the number of suppliers of some components is limited, and qualifying a replacement supplier and receiving components from alternate suppliers could take several months.

We have limited ability to control quality issues (particularly with respect to faulty components manufactured by third parities), and we depend upon suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of our procurement needs could delay or interrupt our ability to manufacture and deliver our products to customers on a timely basis, thereby delaying our revenue recognition and adversely affecting our business, financial condition, and results of operations.

We rely on third party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of some of our products. These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including the economic and financial viability of these manufacturers, reduced control over product quality, delivery schedules, manufacturing yields, and costs.  Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, we are primarily responsible to our customers for warranty obligations.

Our products are subject to warranty claims and returns. Increased warranty claims or returns could harm our business.

We typically offer a 30-day unconditional money-back guarantee on our appliance products sold in North America. We also offer warranties for parts and service on all our products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years). Although our historical return experience has not been significant, our returns may increase in the future. An increase in returns would have an adverse effect on our sales and could negatively affect our financial results. We may, as a result of competitive pressures or customer demands, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer. If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

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

Executive officers and other key personnel may depart, which could adversely affect our results of operations and harm our ability to grow the business.

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel. The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations. We have historically used stock options as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Many of our employee stock options have exercise prices in excess of our stock price, which reduces the value of the stock options to employees and could affect our ability to retain or attract present and prospective employees. In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that will require us to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to offer additional compensation or incentives to attract and retain these and other employees.

Difficulties encountered during changing economic conditions could adversely affect our results of operations.

For the last several years, we have experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, customers, operating locations, and suppliers. In addition, we have acquired a number of companies in the same time period. This growth and these acquisitions have placed significant strain on our managerial, operational, and financial resources and resulted in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow.

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

Our future success depends in part upon our ability to protect proprietary rights in our products. We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and other countries. These laws, however, afford only limited protection. There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent misappropriation of our intellectual property or technologies or that our competitors will not independently develop proprietary or other technologies that are substantially equivalent or superior to our products or technologies.

The U.S. Patent and Trademark Office has issued several patents to us for various aspects of our products. We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period. We also have other United States and foreign patent applications pending. There can be no assurance that any additional patents will be issued from any of those pending applications or that any patents will be issued in any additional countries where our products can be sold. Claims allowed in our patents or in any pending patent applications may not be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to us. Also, competitors may develop their own intellectual property or technologies, obtain their own patents, or challenge the validity of, or be able to design around, our patents. The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly certain countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technologies and products.

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorney’s fees and costs under three of our patents. After a seven-day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.   We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December 2003, and the case was sent back to the United States District Court for the Southern District of New York.  With the death in 2004 of Judge Pollack, the case was assigned to U.S. District Court Judge Kevin Castel, and a Markman hearing on claims construction was held in February 2005.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the court, we recently agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on the issues raised in an unrelated patent case.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Similarly, our competitors may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property.  Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation. Litigation is expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

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

A key component of our engineering and product development strategy is the acquisition of technologies and companies.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

•                                          Difficulty integrating the acquired company’s personnel, products, technologies, and operations;

•                                          Diversion of management’s attention;

•                                          Difficulty in combining product and technology offerings and entering into new markets or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•                                          Loss of key personnel;

•                                          Delays or difficulties in coordinating and combining administrative, manufacturing, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures;

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

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities, in tax laws, or by material audit assessments, which could affect our profitability. In addition, the amount of income taxes we pay is subject to audit in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability. Further, if we elect to repatriate cash held outside the United States pursuant to The American Jobs Creation Act of 2004, our tax rate may increase.

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

Unforeseen environmental costs could impact our future earnings.

Some of our operations use substances regulated under various federal, state, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Many of our products are subject to various federal, state, and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products. We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, third-party property damage, or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws. We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China and other countries. The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.

We could also face significant costs and liabilities in connection with product take-back legislation. The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and peripherals, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products. This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the “WEEE Legislation”), and producers are financially responsible under the WEEE Legislation beginning in August 2005. Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant for us.

Provisions in our charter documents and in Delaware law may discourage potential acquisition bids for us and may prevent changes in management that stockholders may favor.

Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that stockholders may favor. These provisions could have the effect of discouraging others from making tender offers for shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares. These provisions may also prevent changes in management that stockholders may favor. Our charter documents do not permit stockholders to act by written consent, limit the ability of stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of directors in any given year. Furthermore, the board of directors has the authority to issue up to five million shares of preferred stock in one or more series. The board of directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders.

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

Item 2. Properties.

Our world-wide headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, engineering, manufacturing, and distribution facilities, are located in Huntsville, Alabama, on an 18-acre tract of land owned by us in Cummings Research Park.

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

Our international administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations are located in a 129,000 square foot building owned by us in the free trade zone in Shannon, Ireland.

We also own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida. Our Sunrise facility contains sales, marketing, research and development, and engineering personnel.

In addition, we lease office space in San, Jose California (OSA Technology’s administrative, sales, marketing, research and development, and engineering operations), Austin, Texas (sales and marketing personnel to support our OEM operations), Chelmsford, Massachusetts (sales and engineering personnel), Draper, Utah (sales, marketing, and engineering personnel), San Diego, California (sales, marketing, and engineering personnel), Calgary, Canada (administrative, sales, marketing, and engineering operations for our Sonic Mobility operations), Steinhagen, Germany (administrative, sales, and engineering personnel), Taipei, Taiwan (administrative, sales, marketing, and engineering personnel), and Shanghai, China (engineering personnel).

We also lease sales offices in various United States and international locations, none of which is material to our operations.

We believe that these facilities are sufficient to support our current operations.

Item 3. Legal Proceedings.

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc. The Raritan complaint sought injunctive relief, damages, attorneys’ fees and costs under three of our patents.  After a seven day bench trial in New York in January 2002, U.S. District Judge Milton Pollack found that there was no infringement of our patents by Raritan and ordered that judgment be entered in favor of Raritan.  We appealed that judgment, and in April 2003, the United States Court of Appeals for the Federal Circuit issued its ruling on our appeal in this patent litigation.  The Court of Appeals ruled in our favor by vacating the non-infringement decision of the District Court for the Southern District of New York and remanding the case for further proceedings consistent with the Court of Appeals’ opinion.  In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision, and we filed our opposition to the petition in November 2003.  Raritan’s petition was denied by the Supreme Court in December, 2003, and the case was sent back to the United States District Court for the Southern District of New York.  With the death in 2004 of Judge Pollack, the case was assigned to U.S. District Court Judge Kevin Castel, and a Markman hearing on claims construction was held in February 2005.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we recently agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on the issues raised in an unrelated patent case.

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

	High	Low
Quarter ended December 31, 2004	$40.69	$26.53
Quarter ended October 1, 2004	$35.69	$25.59
Quarter ended July 2, 2004	$38.24	$30.86
Quarter ended April 2, 2004	$42.20	$35.64
Quarter ended December 31, 2003	$39.53	$29.50
Quarter ended September 26, 2003	$33.38	$24.11
Quarter ended June 27, 2003	$33.85	$22.33
Quarter ended March 28, 2003	$29.80	$21.68

As of March 7, 2005, there were 282 holders of record of our common stock.

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

Recent Purchases of Treasury Stock

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. The plan has no expiration date. Details of these purchases are as follows:

Period:	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announce Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

November 1, 2004 – November 30, 2004	—	—	—	2,000,000
December 1, 2004 – December 31, 2004	100,000	$39.78	100,000	1,900,000

Totals	100,000	$39.78	100,000	1,900,000

Item 6. Selected Financial Data.

(Amounts in thousands, except per share data and amounts in note (1) below.)

	2004	2003	2002	2001	2000
Net sales	$365,255	$304,238	$260,600	$255,911	$222,372
Net income (loss) (1)	$18,040	$38,547	$10,738	$(320,466)	$(130,556)
Basic per share income (loss)	$0.37	$0.83	$0.24	$(7.22)	$(3.92)
Diluted per share income (loss)	$0.36	$0.81	$0.24	$(7.22)	$(3.92)
Total assets	$770,781	$660,763	$568,607	$547,198	$815,246

(1) For the periods presented, we recognized charges for acquired in-process research and development expenses for the following mergers and acquisitions: $94.0 million for Apex Inc. and Cybex Computer Products Corp. in 2000, $4.6 million for Equinox Systems Inc. in 2001, $6.0 million for 2C Computing, Inc. in 2002, $3.9 million for Soronti, Inc. in 2003, and $6.5 million for Crystal Link Technologies,  $21.7 million for OSA Technologies, Inc. and $1.1 million for Sonic Mobility Inc. in 2004,  (see note 3 to the financial statements).  Additionally, we recorded an impairment charge of $195.4 million in 2001 as a reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex.  Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill created from mergers and acquisitions. However, prior to the adoption of FASB 142, we recorded $52.8 million of goodwill amortization during the year ended December 31, 2000 and $111.0 million during the year ended December 31, 2001.

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

Overview

Avocent designs, manufactures, licenses and sells solutions that provide connectivity and centralized management of IT infrastructure.  We provide connectivity and management products and technologies that centralize control of servers, mobile devices, and network appliances, increasing the efficiency of IT personnel. Server manufacturers rely on embedded Avocent technology in their systems and companies large and small depend on our products and technologies for managing their growing IT infrastructure.

Our innovations include IP-based switching, centralized management, and intuitive software interfaces. Our products and technologies manage servers, serial devices, wireless devices, mobile devices, and embedded infrastructure. With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, and Soronti, Inc. in 2003, Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.

Our KVM switching systems eliminate the need for extra keyboards, monitors, and mice and allow businesses to save critical space in their data centers.  Our KVM over IP switching systems eliminate distance limitations and provide 24/7 access and control to an almost unlimited number of servers, even when the servers are dispersed in different physical locations.  Our DSView software management and KVM over IP switching systems allow IT managers to use a single console to gain secure, local and remote access and control of servers and other network data center devices from any location.

Our innovative advances for the data center include multi-platform switching, analog matrix switching, KVM extension over CAT 5, PCI bus extension, a proprietary on-screen menu switching system, remote KVM over IP connectivity, digital serial over IP, digital-analog integrated access to multiple servers, intelligent platform management interface (IPMI) solutions, wireless KVM, PDA, and hand-held management solutions, and centralized management software for access and control of network infrastructure.

Our DSR switches are revolutionary in the industry.  They combine powerful analog and digital connections, serial connectivity, and external modem support in one switch. These appliances integrate our KVM over IP switching technology and CAT 5 connectivity.  IT managers and network administrators gain worldwide access and control of their servers and serial devices and can track them all from a single computer screen.  In addition, we provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and mid-size businesses. Our connectivity solutions include products and technologies sold or licensed under the Avocent, Cybex, and Equinox brands, including our AMX™, AutoView™, Cstation™, DSView®, DS Series, LongView™, OutLook®, SuperSerial, SwitchView® , Emerge™, SonicAdmin™, and SonicSentinel™ products.

We market and sell our products around the world to a diversified group of original equipment manufacturers (OEMs) dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 45% of sales in 2004 and 46% in both 2003 and 2002.  Sales to our branded customers accounted for 55% of sales in 2004 and 54% of sales in both 2003 and 2002. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 64% of sales in both 2004 and 2003 and 65% of sales in 2002.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 59% of 2004 sales and 60% of 2003 and 2002 sales.  Sales outside of the United States accounted for 41% of 2004 sales and 40% of 2003 and 2002 sales.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004. Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 10% of 2003 sales and 15% of 2002 sales.  No other country accounted for more than 10% of 2004, 2003, or 2002 sales.

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

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	41.7	43.5	49.5
Gross profit	58.3	56.5	50.5
Operating expenses:
Research and development expenses	12.4	9.8	10.2
Acquired in-process research and development expense	8.0	1.3	2.3
Selling, general and administrative expenses	23.2	23.1	25.7
Amortization of intangible assets	6.7	7.2	8.5
Total operating expenses	50.3	41.4	46.7
Income from operations	8.0	15.1	3.8
Net investment income	1.4	1.6	2.2
Net realized investment gains (losses)	(1.1)	0.9	(0.1)
Other income (expense), net	—	(0.1)	(0.1)
Income before provision for income taxes	8.3	17.5	5.8
Provision for income taxes	3.4	4.8	1.7
Net income	4.9%	12.7%	4.1%

Years Ended December 31, 2004 and 2003

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, and IPMI, extension, remote access and management solutions. In 2004, net sales increased 20% to $365.3 million from $304.2 million in 2003. This increase in sales resulted from increased demand from our branded and OEM customers across all geographic regions.  Branded sales in 2004 increased 22% over 2003, while OEM sales in 2004 increased 18% over 2003.  Branded sales accounted for 55% of sales in 2004 and 54% of sales in 2003.  OEM sales were 45% of sales in 2004 and 46% of sales in 2003.  Continued strong demand for our digital product line contributed to our sales growth. Contributions from IPMI and embedded KVM royalty revenues also increased our net sales.  The primary contributor to the growth of our digital product revenue was the increased sales of the OEM versions of our digital product line, which was introduced in mid-2002.  Sales of our digital solutions accounted for $175.0 million or 48% of sales in 2004 compared with $114.8 million or 38% of sales for 2003.  Our IPMI and embedded KVM royalty revenues totaled $3.7 million in 2004, the first year we recognized revenues from these technologies.

Sales in 2004 were strong internationally and in the United States.  International sales accounted for 41% of sales in 2004 and 40% of sales in 2003, while sales within the United States were 59% of sales in 2004 and 60% of sales in 2003.  Sales in the U.S. increased 19% from $182.1 million in 2003 to $216.7 million in 2004, while international sales increased 21.7% from $122.1 million in 2003 to $148.6 million in 2004.  This increase in sales in the U.S. can be attributed to the continued strength of our branded sales, the strong sales of our digital solutions, and the contributions from our IPMI and embedded KVM royalty revenues.  The strength in our international sales was most evident in the European and the Asia Pacific regions, where both branded and OEM sales were strong. We believe the overall strength in these regions is the result of our continued investments in international sales and marketing programs over the past three years.

We expect the new digital hardware and software solutions we announced in January 2005 will allow us to continue to grow our digital revenues as a percentage of sales. We expect the design wins in our embedded KVM and IPMI business during the second half of 2004 will positively affect our revenue in 2005.  We also expect to see revenues from our new family of serial connectivity management products announced in January 2005.  We expect a two to three month transition period for some of our new product introductions to gain traction in the market place as we train our reseller network and allow end-user customers to re-evaluate our solution offerings.  We believe that this product transition period combined with the seasonal decline in OEM sales we typically experience from the fourth quarter to the first quarter will cause our revenues to be down sequentially in the first quarter of 2005 from the fourth quarter of 2004.  In addition, an order for a large customer that we had anticipated to occur in the first quarter has been deferred, and we have experienced greater than expected seasonal softness in the OEM market, with a substantial portion being attributable to one customer.  These factors, when combined with increased competition in the marketplace, are all contributing to the expected shortfall in revenue in the first quarter of 2005. For our first quarter ending April 1, 2005, we expect our revenue to be in the range of $73 to $77 million, our gross margin percentage to be in the mid 50’s due to lower revenue coverage of fixed costs, and our operational earnings per share, before the effects of intangible amortization and merger related costs, to be in the range of $0.14 to $0.17.  We are withdrawing our prior guidance and re-evaluating our expectations for the balance of 2005.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins continued to improve significantly, as they grew to 58.3% in 2004 from 56.5% in 2003.  Gross margin in 2004 benefited from higher sales of our digital solutions, which typically have a higher margin than our analog products, and accounted for almost 48% of sales in 2004 compared to 38% of sales in 2003.  Gross margins also benefited from our IPMI and KVM embedded royalty revenues, which have gross margins of 80% to 90%.  Margins were positively affected by our efforts both to lower product costs through product redesigns that eliminated costly components and to reduce costs in our supply chain.

We expect that the contributions from our new cost-reduced family of digital products and higher revenues from our IPMI and embedded KVM solutions will continue to improve our gross margins throughout 2005. Overall, we believe the combination of these two factors will be sufficient to offset 2005 price declines and the additional costs expected from complying with the new environmental regulations and will contribute to improved gross margins for 2005.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred. Research and development expenses were $45.4 million, or 12.4% of net sales in 2004, compared to $29.8 million, or 9.8% of net sales in 2003. The increased research and development expense can be attributed to an increase in the number of engineers, and an increase in materials, certification, and testing of products currently in development. The increase in headcount was the result of the addition of engineers through our four most recent acquisitions and the hiring of software engineers to support the software development efforts for our IPMI and embedded KVM solutions.  We invested in expanding our test lab facilities during 2004, which were completed in the fourth quarter.  During the second half of 2004, we expanded our use of contracted services in order to meet our aggressive product development goals for the year.  The development goals included the completely refreshed versions of our digital product family that were announced in January 2005 and the release of DSView3, our management software that was also recently released.  Other efforts included the release of Avocent Integrated Access Module (iRAM), an embedded product for remote server management and the DSI5100 appliance released in January 2005, which integrates our IPMI management software into our DS Series product line.  These recent product introductions represent the largest number of new product releases and product refreshes completed during any single quarter in Avocent’s history.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

Acquired in-process research and development expense.  Acquisition related expenses in 2004 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $6.5 million for Crystal Link, $21.7 million for OSA and $1.1 million for Sonic Mobility.  Acquisition related expenses in 2003 were comprised solely of the write-off of $3.9 million of in-process research and development expense related to our acquisition of Soronti.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs. Selling, general and administrative expenses were $84.8 million, or 23.2% of net sales in 2004 compared to $70.4 million, or 23.1% of net sales for 2003.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the Soronti, Crystal Link, OSA and Sonic Mobility acquisitions.  We also continue to expand our international sales infrastructure.  Other factors contributing to higher selling, general and administrative expenses were higher depreciation expenses related to the SAP implementation, costs of compliance with the Sarbanes-Oxley Act of 2002, and higher legal fees associated with protecting our intellectual property rights. In 2005, we expect higher marketing expenses as we promote our brand and the new products introduced in early 2005 as well as other new products yet to be announced to increase customer awareness of these products. We will also incur higher fees for the continued protection of our intellectual property rights. We expect that the cost of the Sarbanes-Oxley Act of 2002 Section 404 compliance will decrease in 2005 as compared to 2004, since the initial labor intensive effort to comply with the Act was completed in 2004.

Amortization of intangible assets.  Amortization of $24.2 million in 2004 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA and Sonic Mobility.  Amortization of $21.8 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisitions of Equinox and 2C and a small amount for Soronti, acquired in November 2003.

Net investment income.  Net investment income increased from $4.8 million in 2003 to $5.1 million in 2004, as a result of an increase in cash and investments generated by our operations and slightly higher interest rates in 2004.

Net realized investment gains (losses).  Net realized investment gains (losses) declined significantly from a gain of $2.6 million in 2003 to a loss of $3.8 million in 2004.  This change was the result of recording other-than-temporary declines in our investments in VIEO and Rymic, two privately held entities, of $3.5 million in 2004 versus a gain of $3.2 million on the disposition of a previously written down equity investment recognized in the third quarter of 2003.  Our investments in VIEO and Rymic are now fully reserved.

Other income (expense), net.  Net other income (expense) improved from expense of  $288,000 in 2003 to income of $23,000 in 2004 primarily as a result of recording larger foreign currency exchange losses in the first half of 2003.

Provision for income taxes.  The provision for income taxes was $12.5 million in 2004 compared to $14.5 million in 2003. The increase in the effective tax rate is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense, which is not deductible for tax purposes, and $4.2 million of additional deferred compensation expense (related to assumed incentive stock options which have no tax benefit to us) recorded as a result of the acquisition of OSA.   These amounts were partially offset by the tax impact of a higher mix of pre-tax income contributed by our Shannon operations that is taxed at a lower rate.

Net income.  Net income in 2004 was $18.0 million compared to $38.5 million in 2003, as a result of the above factors, including the increase in our revenues, an increase in our margins, which were offset by realized investment losses, an increase in selling, general and administrative expenses and higher research and development expenses. The difference in amounts charged for acquired research and development expense upon the acquisitions of Soronti in 2003 versus the amounts charged upon the acquisitions of Crystal Link, OSA and Sonic Mobility also reduced net income in 2004.  Net income as a percentage of sales for 2004 was 4.9%, compared to 12.7% for 2003.

Years Ended December 31, 2003 and 2002

Net sales.  Net sales increased 17% to $304.2 million for 2003 from $260.6 million for 2002. This increase in sales resulted from increased demand from our OEM and branded customers across all geographic regions.  OEM sales in 2003 increased 17% over 2002, and branded sales for 2003 increased 17% over 2002. OEM sales were 46% of sales in both 2003 and 2002, while branded sales accounted for 54% of sales in both 2003 and 2002.  Continued strong demand for our digital product line contributed to our sales growth. The primary contributor to the growth of our digital product revenue was the introduction of the OEM versions of our digital product line in mid 2002.  Sales of our digital solutions accounted for $114.8 million or 37.7% of sales in 2003 compared with $64.1 million or 24.6% of sales in 2002.  Our analog line of products also contributed to our sales growth with contributions from our OEM line of analog products and our high-end analog solution, the AMXTM.

Sales were strong in the United States and internationally in 2003.  Sales within the United States were 60% of sales in both 2003 and 2002, while international sales accounted for 40% of sales in both 2003 and 2002.  Sales in the U.S. increased 17% from $155.6 million in 2002 to $182.1 million in 2003, while international sales increased 16% from $105.0 million in 2002 to $122.1 million in 2003.  This increase in sales in the U.S. can be attributed to the stabilization of spending in the technology sector of the economy, the strengthening of our branded sales, and the strong sales of our digital and analog OEM solutions.  The strength in our international sales was most evident in the European and the Asia Pacific regions, where both branded and OEM sales were strong. We believe the overall strength in these regions is the result of our increased investments in international sales and marketing programs over the past two years.

Gross profit.  Gross margins improved significantly to 56.5% in 2003 from 50.5% in 2002.  Gross margin in 2003 benefited from higher sales of our digital solutions, which typically have a higher margin than our analog products, and accounted for almost 38 % of sales in 2003 compared to 25% of sales in 2002.  Gross margins also benefited from changing contract manufacturers to achieve lower costs for a significant portion of our business. Our margins also benefited from a full year of sales of our AMX product, which has a higher gross margin than our other analog products and only began shipping in the third quarter of 2002.  These factors were offset in part by price reductions granted to certain OEM customers and larger discounts given to certain new international resellers as we continue to expand the regions where we sell our products.  Margins were positively affected by our efforts both to lower product costs through product redesigns that eliminated costly components and to reduce costs in our supply chain.

Research and development expenses.  Research and development expenses were $29.8 million, or 9.8% of net sales in 2003, compared to $26.5 million, or 10.2% of net sales in 2002. The increase in the amount spent on research and development was attributable to an increase in the number of engineers, and an increase in materials, certification, and testing of products currently in development. The increase in headcount was the result of hiring software engineers to support the software embedded within our expanding suite of digital offerings and the addition of engineers through our acquisitions.   In addition, we continued to enhance our existing engineering test labs and establish new labs in order to improve completion time for developing and testing new products.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

Acquired in-process research and development expense.  Acquisition related expenses in 2003 are comprised solely of the write-off of $3.9 million of in-process research and development expense related to the acquisition of Soronti.  Acquisition related expenses in 2002 were comprised solely of the write-off of $6.0 million of in-process research and development expense related to the acquisition of 2C.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $70.4 million, or 23.1% of net sales for 2003 compared to $66.9 million, or 25.7% of net sales for 2002.  The increase in selling, general and administrative expenses was due primarily to increased labor costs as a result of additions to headcount and higher advertising costs.  Our additions to headcount were the result of hiring sales staff in Europe, Asia, and certain regions of the U.S. to strengthen our sales force in key regions, and the hiring of additional information technology staff to support our enterprise resource planning information system project and the acquisition of Soronti.   The increased advertising expense was the result of advertising expenses related to the rollout of new products. The first quarter of 2002 was affected by $2.7 million in legal fees related to patent litigation, as well as $2.0 million of compensation expense recorded as the result of a cashless option exercise.  However, selling, general and administrative expenses in 2002 benefited from a $1.4 million recapture of a receivable previously reserved in 2001, related to a contract manufacturer that had filed for bankruptcy.  We received a favorable ruling by the bankruptcy judge, which allowed the offset of receivables and payables between the contract manufacturer and certain customers, including Avocent.

Amortization of intangible assets. Amortization of $21.8 million in 2003 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex, the acquisitions of Equinox and 2C and a small amount for Soronti, acquired in November 2003.  Amortization of $22.2 million in 2002 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox and 2C.

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

Provision for income taxes.  The provision for income taxes was $14.5 million in 2003 compared to $4.5 million in 2002. The effective tax rate for 2003 was 27.3% in 2003 compared to an effective tax rate of 29.5% in 2002.  Our effective tax rate is affected by many factors, including the composition of pretax profit among our locations.  In recent years, we have increased our international shipments from our Shannon, Ireland facility, which operates under a 10% tax rate.

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

Liquidity and Capital Resources

As of December 31, 2004 our principal sources of liquidity consisted of approximately $330 million in cash, cash equivalents, and investments.  In previous years, we had a bank line of credit for borrowings but have determined that our cash position and expected maturities of investments are and will continue to be adequate to cover our current and future liabilities and capital needs.  We have no outstanding debt.

Our operating activities generated cash of approximately $76.5 million in 2004, $82.5 million in 2003, and $71.1 million in 2002.  The slight reduction in positive cash flow in 2004 is primarily the result of an increase in accounts receivable and higher operating expenses from our acquisitions.   We experienced an increase in receivables as a result of the timing and volume of sales in the fourth quarter of 2004, which also caused our days sales outstanding (“DSOs”) to increase to 55 days from 47 days for the same period in 2003.  Our goal is to keep DSOs under 60 days.  A decline in accounts payable also affected cash flow from operations in 2004.  Although net inventories decreased slightly at the end of 2004 compared to 2003 and were not a large factor in determining cash from operations for 2004, we experienced a significant decrease in inventories during 2003 as compared to 2002. The decrease in inventories in 2003 had a significant positive impact on cash flows from operations in 2003 that was not repeated in 2004.  Inventory levels at the end of 2004 were affected by two offsetting factors.  Inventory levels increased during the fourth quarter of 2004 due to expected new product launches at the end of 2004 and early 2005, but this increase was largely offset by our increased sales volume at year-end.

We implemented a new enterprise resource planning system in the fourth quarter of 2003 at our United States locations and at our international locations (except for OSA) in July 2004. We have capitalized the costs of the new system to date and have begun depreciating the costs for the system.  As of December 31, 2004, $12.1 million had been capitalized for this new system. We expect the new system to provide many benefits, including more detailed information to improve the ways we manage inventory, customer relationships, and operating expenses on a more timely basis.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those from suppliers based in the U.S. and Europe. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  None of our purchase commitments require payment beyond the next year.

The following table sets forth the annual payments we are required to make under contractual obligations and other commercial commitments for operating leases and for purchases of inventory and services, in thousands, at December 31, 2004.

	Operating Leases	Purchase Commitments

2005	$2,636	$26,941
2006	1,788	—
2007	1,625	—
2008	1,088	—
2009	202	—
Thereafter	—	—

Total	$7,339	$26,941

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.  In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. We purchased 100,000 shares of stock for a total cost of approximately $4.0 million during December 2004 under the repurchase program.  During the period January 1, 2005 through March 7, 2005 we purchased 350,000 shares under this program at a total cost of approximately $12.5 million.

Certain Transactions

Acquisition of Crystal Link Technologies

On January 6, 2004, we acquired Crystal Link Technologies for an initial payment of cash and common stock of approximately $6.7 million, plus assumed liabilities of approximately $2.1 million and acquisition costs of approximately $163,000. The purchase agreement called for possible additional earn-out payments of up to $5.0 million based on defined future technical enhancements and sales goals.  The technology enhancement milestones were met subsequent to October 1, 2004, and we paid $2 million of earn-out consideration in October 2004.  The remaining earn-out consideration will not be paid as the other milestones were not met.  Crystal Link, based in Escondido, California, has developed wireless technology for KVM switching and extension products, which is incorporated into our LongView Wireless product.

We recorded the acquisition under the purchase method of accounting, and allocated the purchase price based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The initial valuation resulted in an excess of acquired net assets over cost, or negative goodwill of approximately $143,000. As prescribed under FAS 141, Business Combinations, the negative goodwill was recorded as a contingent liability due to the potential future earn-outs.  Goodwill was recorded in the fourth quarter of 2004 for the earn-outs achieved.  The goodwill will not be amortized but will be included in our review of goodwill for impairment.

Acquisition of OSA Technologies, Inc.

On April 6, 2004, we acquired OSA Technologies, Inc. for cash and common stock of $97.5 million, plus assumed liabilities of approximately $1.7 million, employee stock options of approximately $2.5 million and acquisition costs of approximately $1.1 million.  Additionally, we recorded $6.4 million of deferred compensation related to the OSA employee stock options at the time of the acquisition.  OSA is headquartered in San Jose, California and has additional research and development offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using IPMI solutions. The results of OSA’s operations have been included in our consolidated financial statements since the date of acquisition.

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

Acquisition of Sonic Mobility Inc..

On August 31, 2004, we acquired the outstanding stock of Sonic Mobility Inc., headquartered in Calgary, Canada for $8.9 million in cash plus an additional $300,000 in acquisition related costs. Sonic Mobility has developed (i) software solutions that allow for management of network and data center infrastructure from mobile devices, (ii) security software for intranet and extranet resource access from mobile handheld devices and (iii) software solutions for managing mobile devices centrally by IT administrators. Our current management solutions primarily provide management and access solutions for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands our markets to include both integrated and stand-alone solutions for the  mobile IT device market. The results of Sonic Mobility’s operations have been included in the consolidated financial statements since the date of acquisition.

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

We generally record royalty revenue from OEMs upon shipment of the related products in which our software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  We generally record license revenue from sales of our software upon shipment or electronic transfer of the software.  We generally defer revenues from the sale of extended warranty agreements and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  Our sales agreements generally include a one-month unconditional return policy.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $3.2 million and $3.9 million at December 31, 2004 and 2003, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $1.7 million and $2.0 million at December 31, 2004 and 2003, respectively.

We participate in cooperative advertising and market development programs with certain distributors and OEMs. We use these programs to reimburse distributors and OEMs for the actual costs of certain forms of advertising, and in general, allow distributors and OEMs reimbursement up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

•                                          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $3.8 million and $4.0 million at December 31, 2004 and 2003, respectively.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.8 million and $2.7 million at December 31, 2004 and 2003, respectively.

•                                          We hold investments in various publicly traded equity and debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against these investments in 2004, 2003 or 2002.

We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  We recorded $3.5 million of write-downs against such investments for the year ended  December 31, 2004 and $550,000 for the year ended December 31, 2002.  We did not record any such write-downs against these investments in 2003.  As of December 31, 2004 our net carrying value of such investments is nil.

•                                          Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets,  and ceased amortizing goodwill.  Our initial test for goodwill impairment as of January 1, 2002 determined that no adjustment for impairment was required.  Additionally, our annual tests for goodwill impairment, performed in the fourth quarters of 2004, 2003 and 2002, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2004, 2003, or 2002.

•                                          We account for income taxes using the asset and liability method. We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and for known contingencies. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, acquired intangible assets, accumulated depreciation, loss on write-down of investments, and inventory reserves. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have a valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary of $2.0 million at December 31, 2004 and 2003.

Recently Issued Accounting Standards and Recent Tax Legislation

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share based Payment”, which replaces SFAS No. 123. “Accounting for Stock Based Compensation” and APB Opinion No 25 “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R in the third quarter of 2005, beginning July 2, 2005.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period presented.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not determined the method of adoption or the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

On October 4, 2004, the Working Families Tax Relief Act of 2004 became law.  This legislation, among other things, extends the research and development (R&D) tax credit for 18 months, from July 1, 2004 to December 31, 2005, allowing U.S. companies conducting qualifying research and development activities to receive a tax credit of up to 10 percent of R&D spending.  We we do not expect this extension to have a material impact on our effective tax rate or provision for taxes.

On October 22, 2004, the American Jobs Creation Act of 2004 became law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities and at a lower than usual tax rate. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of FASB Statement 109, “Accounting for Income taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, the deduction will be treated as a “special deduction” as described in FASB Statement No. 109. As such, we expect the new manufacturing activities deduction provisions of the new legislation will reduce our effective rate in future periods as the deduction is taken on the tax return.

Another provision of the legislation provides for the optional repatriation of cash from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We have not yet initiated an analysis nor determined if we will repatriate any overseas earnings pursuant to this provision.  If our intention to permanently reinvest overseas earnings in our overseas operations changes and we decide to repatriate any of the earnings to the U.S., we would incur additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2004. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. There were no such instruments outstanding as of December 31, 2004.

Item 8. Financial Statements.

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts

Management’s Report on Internal Control over Financial Reporting

Management of Avocent Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of Avocent’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2004 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 was effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 34, which expresses unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Avocent Corporation

We have completed an integrated audit of Avocent Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 33, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
March 14, 2005

Avocent Corporation

Consolidated Balance Sheets

December 31, 2004 and 2003

(In thousands, except per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$44,724	$76,492
Investments maturing within one year	195,075	146,900
Accounts receivable, less allowance for doubtful accounts of $1,740 and $1,991 at December 31, 2004 and 2003, respectively	60,948	45,011
Inventories, net	21,232	21,324
Other current assets	5,923	4,891
Deferred tax assets	6,720	4,616
Total current assets	334,622	299,234

Investments	90,217	82,884
Property held for lease, net	1,330	1,526
Property and equipment, net	39,896	38,473
Goodwill	269,892	206,037
Other intangible assets, net	33,981	31,889
Other assets	843	720
Total assets	$770,781	$660,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,171	$10,034
Accrued wages and commissions	12,197	9,120
Accrued liabilities	15,661	15,769
Income taxes payable	8,494	6,702
Other current liabilities	1,106	479
Total current liabilities	46,629	42,104

Deferred tax liabilities	8,985	10,884
Other non-current liabilities	1,870	618
Total liabilities	57,484	53,606

Commitments and contingencies (Note 13 and Note 18)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2004 – 50,332 shares issued and 50,232 outstanding; 2003 – 47,350 shares issued and outstanding	50	47
Additional paid-in capital	1,075,171	982,218
Unrealized gain (loss) on investments, net of deferred taxes	(287)	163
Foreign currency translation adjustment	231	64
Accumulated deficit	(355,852)	(373,892)
Deferred compensation	(2,038)	(1,443)
Treasury stock, at cost; 2004 - 100 shares; 2003 - No shares	(3,978)	—
Total stockholders’ equity	713,297	607,157

Total liabilities and stockholders’ equity	$770,781	$660,763

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share data)

	2004	2003	2002
Net sales	$365,255	$304,238	$260,600

Cost of sales	152,400	132,412	128,873

Gross profit	212,855	171,826	131,727

Research and development expenses	45,353	29,793	26,522
Acquired in-process research and development expense (Note 3)	29,260	3,940	6,000
Selling, general and administrative expenses	84,823	70,398	66,891
Amortization of intangible assets	24,279	21,805	22,189

Total operating expenses	183,715	125,936	121,602

Income from operations	29,140	45,890	10,125

Net investment income	5,133	4,825	5,598
Net realized investment gains (losses)	(3,804)	2,619	(305)
Other income (expense), net	23	(288)	(178)

Income before provision for income taxes	30,492	53,046	15,240

Provision for income taxes	12,452	14,499	4,502

Net income	$18,040	$38,547	$10,738

Net income per common share:
Basic	$0.37	$0.83	$0.24

Diluted	$0.36	$0.81	$0.24

Weighted average common shares outstanding:
Basic	48,964	46,194	44,977

Diluted	50,530	47,693	45,549

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

			Additional Paid-In Capital	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustment	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Treasury Stock	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2001	44,650	$45	$926,746	$78	$(120)	$(423,177)	$(16,964)	$—	$486,608
Acquisition of 2C Computing, Inc.	—	—	1,965	—	—	—	(115)	—	1,850
Net income	—	—	—	—	—	10,738	—	—	10,738
Change in foreign currency translation adjustment	—	—	—	—	91	—	—	—	91
Change in net unrealized gains on investments, net of deferred income taxes of $23	—	—	—	(35)	—	—	—	—	(35)
Issuances of common stock	560	—	4,918	—	—	—	—	—	4,918
Income tax benefit from exercise of stock options	—	—	1,150	—	—	—	—	—	1,150
Stock-based compensation	—	—	1,509	—	—	—	10,843	—	12,352
Balance, December 31, 2002	45,210	45	936,288	43	(29)	(412,439)	(6,236)	—	517,672
Acquisition of Soronti, Inc.	31	—	1,152	—	—	—	—	—	1,152
Net income	—	—	—	—	—	38,547	—	—	38,547
Change in foreign currency translation adjustment	—	—	—	—	93	—	—	—	93
Change in net unrealized gains on investments, net of deferred income taxes of $65	—	—	—	120	—	—	—	—	120
Issuances of common stock	2,109	2	34,618	—	—	—	—	—	34,620
Income tax benefit from exercise of stock options	—	—	10,239	—	—	—	—	—	10,239
Stock-based compensation	—	—	(79)	—	—	—	4,793	—	4,714
Balance, December 31, 2003	47,350	47	982,218	163	64	(373,892)	(1,443)	—	607,157
Acquisition of Crystal Link Technologies	107	—	3,500	—	—	—	—	—	3,500
Acquisition of OSA Technologies	1,229	1	54,707	—	—	—	(6,351)	—	48,357
Net income	—	—	—	—	—	18,040	—	—	18,040
Change in foreign currency translation adjustment	—	—	—	—	167	—	—	—	167
Change in net unrealized gains on investments, net of deferred income tax benefit of $207	—	—	—	(450)	—	—	—	—	(450)
Issuances of common stock	1,646	2	29,085	—	—	—	—	—	29,087
Income tax benefit from exercise of stock options	—	—	5,748	—	—	—	—	—	5,748
Stock-based compensation	—	—	(87)	—	—	—	5,756	—	5,669
Purchase of 100 shares of treasury stock	—	—	—	—	—	—	—	(3,978)	(3,978)
Balance, December 31, 2004	50,332	$50	$1,075,171	$(287)	$231	$(355,852)	$(2,038)	$(3,978)	$713,297

Comprehensive income in 2004 of $17,757 consists of $18,040 of net income, $450 of unrealized loss on investments (net of deferred income taxes) and $167 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $230, net of $124 tax benefit, of realized gains that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive income in 2003 of $38,760 consists of $38,547 of net income, $120 of unrealized gain on investments (net of deferred income taxes) and $93 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized gain on investments is net of $1,702, net of $917 tax expense, of realized gains that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

Comprehensive income in 2002 of $10,794 consists of $10,738 of net income, $35 of unrealized loss on investments (net of deferred income taxes) and $91 of foreign currency translation adjustment (net of deferred income taxes).  The unrealized loss on investments is net of $199, net of $106 tax benefit, of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of operations.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$18,040	$38,547	$10,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,222	4,859	4,361
Amortization of intangible assets	24,279	21,805	22,189
Stock-based compensation	5,669	4,714	12,352
Acquired in-process research and development expenses	29,260	3,940	6,000
Other-than-temporary decline in fair value of investments	3,450	—	550
Amortization of premium on investments	3,236	3,339	2,457
Net (gain) loss on sales of investments	354	(2,619)	305
Deferred income taxes	(7,548)	(4,283)	(5,735)
Income tax benefit from exercise of stock options	5,748	10,239	1,150
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(15,668)	(8,677)	12,811
Income taxes receivable	40	194	1,721
Inventories, net	238	3,300	3,663
Other assets	162	(17)	1,370
Accounts payable	(1,447)	3,430	(3,062)
Accrued liabilities, wages and commissions	2,080	1,277	393
Income taxes payable	1,791	(199)	(115)
Other liabilities	615	2,654	(64)
Net cash provided by operating activities	76,521	82,503	71,084
Cash flows from investing activities:
Purchase of Sonic Mobility, net of cash acquired	(9,141)	—	—
Purchase of OSA, net of cash acquired	(47,179)	—	—
Purchase of Crystal Link, net of cash acquired	(5,311)	—	—
Purchase of Soronti, net of cash acquired	—	(5,520)	—
Purchase of 2C, net of cash acquired	—	—	(23,189)
Purchases of property and equipment	(7,137)	(18,983)	(7,064)
Purchases of available-for-sale investments	(306,634)	(243,698)	(74,192)
Purchases of held-to-maturity investments	—	—	(91,911)
Proceeds from maturities and sales of available-for-sale investments	243,634	115,376	89,510
Proceeds from maturities of held-to-maturity investments	—	50,405	12,836
Net cash used in investing activities	(131,768)	(102,420)	(94,010)
Cash flows from financing activities:
Repayment of short-term debt assumed in acquisitions	(1,797)	(3)	(890)
Proceeds from employee stock option exercises	25,876	32,811	3,675
Proceeds from employee stock purchase plan	3,211	1,809	1,243
Purchases of treasury stock	(3,978)	—	—
Net cash provided by financing activities	23,312	34,617	4,028

Effect of exchange rate changes on cash and cash equivalents	167	93	91

Net increase (decrease) in cash and cash equivalents	(31,768)	14,793	(18,807)
Cash and cash equivalents, beginning of year	76,492	61,699	80,506

Cash and cash equivalents, end of year	$44,724	$76,492	$61,699

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$12,496	$9,658	$7,845

(1)          Supplemental disclosure – In addition to the cash paid at the respective closings, the Company issued 106 shares of its common stock valued at $3,500 to Crystal Link shareholders and 1,229 shares of its common stock valued at $45,831 to OSA shareholders. The issuance of common stock was recorded as non-cash consideration for the acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands, except per share data)

1.                                Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures and sells analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension, wireless extension, remote access and management products, Intelligent Platform Management Interface (“IPMI”) firmware and software, and related technologies for the computer industry.  The Company’s analog, digital and serial switching solutions, as well as the IPMI, extension, remote access and management products and technologies help network administrators manage multiple servers, serially controlled devices  and mobile devices from a single local or remote console consisting of a keyboard, video monitor and mouse facilitating efficient network management and administration. The Company sells products to distributors, resellers, original equipment manufacturers (“OEMs”) and end-users in the United States and internationally.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including 2C Computing, Inc. (“2C”), which was acquired on August 20, 2002, Soronti, Inc. (“Soronti”), which was acquired on November 17, 2003, Crystal Link Technologies (“Crystal Link”), which was acquired on January 6, 2004, OSA Technologies, Inc. (“OSA”), which was acquired on April 6, 2004 and Sonic Mobility Inc. (“Sonic Mobility”), which was acquired on August 31, 2004.

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

The Company also invests in privately-held companies and generally records its investments in these entities at cost or using the equity method if the Company has the ability to exercise significant influence over the entity.  The Company’s carrying value for such investments was nil as of December 31, 2004 and $3,450 as of December 31, 2003.  These investments are included in total long-term investments in the accompanying consolidated balance sheets.  The Company reviews its investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that the investment will not be recovered.  Impairment charges are recorded on investments having a basis that is greater than the value that the Company would reasonably expect to receive in an arm’s length sale of the investment.  The Company recognized impairment losses on these investments of $3,450 in 2004, zero in 2003 and $550 in 2002 (see note 5).

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	lease terms
Computer software and equipment	3 – 5 years
Other equipment	3 – 5 years

Other Intangible Assets - Intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Developed technology	3 – 5 years
Patents and trademarks	5 – 7 years
Customer base and certification	3 – 6 years
Non-compete agreements	3 years (contract period)
Other assets	3 – 7 years

Long-Lived Assets – The Company reviews long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2004, 2003 or 2002.

Goodwill - The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to the assets acquired and liabilities assumed.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed a transitional impairment test of all goodwill as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill, as prescribed by this standard, in the fourth quarters of 2004, 2003 and 2002.  The tests conducted during 2004, 2003 and 2002 concluded that there had been no impairment of goodwill and that no adjustments were required (see note 8).

Allowance for Doubtful Accounts - Prior to extending credit to a new customer, the Company performs a detailed credit review of the customer and establishes credit limits based on the results of the credit review. The Company reviews collection experience periodically to determine if the customer's payment terms and credit limits need to be revised. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in the Company's allowance for doubtful accounts may be required. The Company's allowance for doubtful accounts was $1.7 million and $2.0 million at December 31, 2004 and 2003, respectively.

Allowance for Sales Returns - The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $3,174 and $3,909 at December 31, 2004 and 2003, respectively. The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Liability for Warranty Returns - The Company’s products generally include warranties of one to three years for product defects. The Company accrues for warranty returns at cost to repair or replace products. The Company also offers extended warranties to customers and recognizes the revenue associated with the extended warranties over the life of the warranty (Note 9).  The liability for warranty returns totaled approximately $2,760 and $2,652 at December 31, 2004 and 2003, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

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

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Net income — as reported	$18,040	$38,547	$10,738
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5,617	4,367	11,110
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(31,805)	(29,001)	(36,717)
Net income (loss) — pro forma	$(8,148)	$13,913	$(14,869)

Basic earnings per share — as reported	$0.37	$0. 83	$0.24
Basic earnings (loss) per share — pro forma	$(0.17)	$0.30	$(0.33)
Diluted earnings per share — as reported	$0.36	$0.81	$0.24
Diluted earnings (loss) per share — pro forma	$(0.17)	$0.29	$(0.33)

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	1.0 — 4.5	4.5	5
Expected volatility	33.0 — 55.0%	60.0%	67.5%
Risk-free interest rate	1.17 — 3.54%	2.38 — 3.03%	2.93 — 4.47%

Concentrations of Customer Base and Credit Risk – Four customers each exceeded 10% of the Company’s sales for 2004, while only three customers exceeded 10% of sales for 2003 and 2002.  The four customers accounted for 57% of net sales in 2004, while the three customers accounted for 48% of net sales in 2003 and 47% of net sales for 2002.  Accounts receivable from these customers represented approximately 61% of trade receivables at December 31, 2004 and 56% of trade receivables at December 31, 2003.  The Company’s top five customers, which include three OEMs and two distributors, accounted for 64% of net sales for 2004 and 2003 and 65% of net sales for 2002.

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

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations. At December 31, 2004 the Company had one such contract outstanding with a fair value of zero.  At December 31, 2003, the Company had no open forward contracts.

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

The Company generally records royalty revenue from OEMs upon shipment of the related products in which its software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  The Company generally records license revenue from sales of its software upon shipment or electronic transfer of the software.  The Company generally defers revenues from the sale of extended warranty agreements and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

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

Advertising Expense – Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $6,254, $6,793 and $6,983 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company participates in cooperative advertising and market development programs with certain distributors and OEMs. These programs are used by the Company to reimburse distributors and OEMs for the actual costs of certain forms of advertising, and in general, allow distributors and OEMs reimbursement up to a specified percentage of net purchases. The Company’s costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Net investment income – Net investment income includes income from interest, dividends, rental property held for lease and accretion of bond premiums and discounts, net of related expenses.

Net realized investment gains (losses) – Net realized investment gains (losses) include gains (losses) realized upon the sales or calls of investments and losses realized on investments when a decline in fair value is determined by management to be other than temporary.

Other Income (Expense), net – Other income (expense), net consists primarily of foreign currency exchange gains or losses and interest expense.

Comprehensive Income  - Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Earnings Per Share – Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 12).

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

Reclassifications – Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements in order to conform to the 2004 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash used in investing activities or total stockholders’ equity.

Recently Issued Accounting Standards - In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force (“EITF”)  Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The disclosure provisions of EITF 03-1 were effective for annual reporting periods ending after December 15, 2003. In September 2004, the EITF delayed the effective date for the measurement and recognition guidance included in paragraphs 10 through 20 of EITF 03-1.  The Company continues to evaluate its investment portfolio in order to determine the applicability of EITF 03-1.

In December 2004, the FASB issued SFAS NO. 123 (revised 2004), “Share based Payment”, which replaces SFAS No. 123. “Accounting for Stock Based Compensation” and APB Opinion No 25 “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair-values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 2, 2005.  Under SFAS 123R, Avocent must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would require compensation expense to be recorded for all unvested stock options and restricted stock beginning with the first period presented.  Avocent is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share.  The Company has not determined the method of adoption or the effect of adopting SFAS 123R and it has not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.

3.                                      Acquisitions

Sonic Mobility Inc. - On August 31, 2004, the Company acquired all of the outstanding stock of Sonic Mobility, based in Calgary, Canada. Sonic Mobility has developed (i) software solutions that allow for management of network and data center infrastructure from mobile devices, (ii) security software for intranet and extranet resource access from mobile handheld devices and (iii) software solutions for managing mobile devices centrally by IT administrators. The Company’s current management solutions primarily provide management and access solutions for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands the Company’s markets to include both integrated and stand-alone solutions for the expanding mobile IT device market. The results of Sonic Mobility’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s review of goodwill for impairment. The goodwill is amortizable for tax purposes.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$8,948
Acquisition costs	299

Total purchase consideration	$9,247

The Company funded the acquisition through available cash. On the closing of the Sonic Mobility transaction, the Company acquired $106 in cash held by Sonic Mobility.

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

Sonic Mobility’s in-process research and development activities consisted of an upgrade of its Sonic Sentry product, software that allows for managing mobile devices centrally by IT administrators.  The upgrade was planned to roll out in two phases, one in the fall of 2004 and the second in 2005.   The first phase was completed and available for shipping during the fourth quarter of 2004, while the second phase was still in process at the end of 2004.

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

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004 and during 2005. The Sonic Sentry product has an estimated economic life of approximately nine years. The product life cycle is characterized by a 4 to 5 year ramp up period, followed by a 2 to 3 year plateau, followed by a 1 to 2 year decline period. Gross margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 41%.

OSA Technologies, Inc. - On April 6, 2004, the Company acquired the outstanding stock of OSA.  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (“IPMI”) solutions. The acquisition of OSA will enhance the Company’s position in the embedded management market and OSA’s embedded management solutions for the IPMI market complements the Company’s core KVM business and builds upon prior acquisitions.  The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition will not be amortized but will be included in the Company’s review of goodwill for impairment. Additionally, the goodwill recorded upon the OSA acquisition is not amortizable for tax purposes.  The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration. A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$51,685
Value of common stock issued for outstanding shares	45,831
Value of stock options assumed	2,526
Acquisition costs	1,113

Total purchase consideration	$101,155

The Company funded the acquisition through available cash and by the issuance of 1,229 shares of Avocent common stock.  The common stock, valued at approximately $45,831, was recorded as non-cash consideration for the acquisition of OSA. On the closing of the OSA transaction, the Company acquired $5,619 in cash held by OSA.

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

	$101,155

Additionally, the Company recorded $6,351 of deferred compensation related to the intrinsic value of the unvested OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized on a straight-line basis over the vesting period of the options for which it was recorded.

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

OSA’s in-process research and development activities consisted of an upgrade of its Firmware Suite to Version 2.0 and an embedded server management product.  The status of these projects varied, however, it is anticipated that the products will be completed during 2005 and 2006.   These projects were still in process at the end of 2004.

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

Revenue growth related to the in-process research and development is embodied in products to be launched during 2005 and 2006. These products have estimated economic lives ranging from approximately six to nine years. The product life cycle is characterized by a gradual 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Gross margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 24%.

Crystal Link Technologies - On January 6, 2004, the Company acquired the outstanding common shares of Crystal Link for approximately $6,652 in cash and common stock, plus the assumption of liabilities and payment of certain acquisition costs.  The purchase agreement called for additional potential earn-out payments of up to $5,000 based on future technical enhancements and achievement of certain sales goals.  In October 2004, the Company paid $2,000 of the earn-out consideration based on the achievement of the specified technology enhancements.  The remaining $3,000 of potential earn-out consideration was not paid as the goals specified were not met.  The results of Crystal Link’s operations have been included in the consolidated financial statements since the date of acquisition.  Crystal Link, headquartered in Escondido, CA, has developed wireless technology for KVM switching and extension products.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition, including the earn-out consideration, will not be amortized but will be included in our review of goodwill for impairment.  The goodwill is amortizable for tax purposes. A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$5,152
Value of common stock issued for outstanding shares	3,500
Acquisition costs	163

Total purchase consideration	$8,815

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$295	Various
In-process research and development	6,490	—
Developed technology	520	3 years
Non-compete agreements	500	3 years
International marketing rights	1,250	3 years
Goodwill	1,857	—
Assumed liabilities	(2,097)	—

	$8,815

The acquisition was funded through available cash and by the issuance of 107 shares of Avocent common stock.  The common stock, valued at approximately $3,500, was recorded as non-cash consideration for the acquisition of Crystal Link. On the closing of the Crystal Link transaction, the Company acquired $4 in cash held by Crystal Link.

The fair value of all of the IPR&D received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Crystal Link’s in-process research and development activities consisted of a second generation of the KVM wireless extender with significant enhancements to the developed KVM wireless extender product and the development of a wireless KVM switch and an embedded KVM switch solution.  The status of these projects varied from 10% complete to 60% complete.  The wireless KVM and the enhancements to the extender product have been completed as of the end of 2004.

The new generations of products are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2013, with 100% of Crystal Link’s forecasted revenue in 2005 expected to come from projects currently in development.   Net income attributable to IPR&D was calculated by applying Crystal Link’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004. These products have estimated economic lives ranging from approximately 7 to 10 years. The product life cycle is characterized by a gradual 3 to 4 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Gross margins are projected to be below overall historical Avocent margins in the early years, but are expected to improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 20%.

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

Cash paid for outstanding shares	$5,848
Value of common stock issued for outstanding shares	1,152
Acquisition costs	207

Total purchase consideration	$7,207

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$800	Various
In-process research and development	3,940	—
Developed technology	500	3 years
International marketing rights	668	3 years
Goodwill	2,412	—
Deferred taxes	(270)	3 years
Assumed liabilities	(843)	—

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

Soronti’s in-process research and development activities consisted of the development of the Remote Office Branch Office (“ROBO”) product, an appliance with both KVM and serial ports that utilizes the SwitchView IP technology to provide the user access over IP, a mezzanine card based on the virtual presence technology that is a small form factor card designed for integration into existing analog KVM switches, embedded KVM redirection circuitry for remote server management, which essentially integrates the technology from the mezzanine card into the server motherboard, and a PCI card which is an add-in card that provides remote management of a server. The work remaining to be performed on these projects varied, but at the time of the acquisition, the projects were considered to be in early concept form, prototype form, or mid-design form.  The ROBO project essentially competed with products currently sold by Avocent and the project has been abandoned at this time.  The results of our IPR&D valuation work yielded no value from the ROBO product.  The other projects were completed during 2004.

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

Revenue growth related to the in-process research and development is embodied in products to be launched in late 2004. These products have estimated economic lives ranging from approximately seven to ten years. The product life cycle is characterized by a gradual 3 to 4 year ramp up period, followed by a 2 to 3 year plateau, followed by a 2 to 3 year decline period. Gross margins are projected to be below overall Avocent margins in the early years, but will improve for these products over their lives as the products mature, as costs are designed out of the products, and as sales volumes increase. The discount rate used to value IPR&D was 25%.

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

Cash paid for outstanding shares	$22,781
Outstanding options assumed	1,850
Acquisition costs	441

Total purchase consideration	$25,072

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$1,306	Various
In-process research and development	6,000	—
Patents	370	5 years
Non-compete agreements	3,273	3 years (contract period)
Trademarks	2,030	5 years
Customer base	1,613	3 years
Goodwill	15,136	—
Deferred taxes	(2,733)	Various
Assumed liabilities	(1,923)	—

	$25,072

The acquisition was funded through available cash.  On the closing of the 2C transaction, the Company acquired $33 in cash held by 2C.

Pro Forma Financial Information – The following unaudited pro forma summary combines the results of operations of Avocent, 2C, Soronti, Crystal Link, OSA and Sonic Mobility as if the acquisitions had at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.

	Years Ended December 31,
	2004	2003	2002

Net sales	$366,155	$307,032	$262,830
Net income (loss)	$44,844	$28,291	$(93)
Income (loss) per basic share	$0.92	$0.61	$—
Income (loss) per diluted share	$0.89	$0.59	$—

The above amounts exclude acquired in-process research and development expense of $789 (net of a $261 tax benefit) related to the Sonic Mobility acquisition, $21,720 related to the OSA acquisition, $3,829 (net of a $2,661 tax benefit) related to the Crystal Link acquisition, $3,940 related to the Soronti acquisition, and $6,000 related to the 2C acquisition.

4.             Inventories

Inventories consist of the following at December 31, 2004 and 2003:

	2004	2003
Raw materials, net	$4,411	$4,155
Work in process, net	356	659
Finished goods, net	16,465	16,510

Inventories, net	$21,232	$21,324

As of December 31, 2004 and 2003, inventories above have been reduced by reserves for excess and obsolete inventories of $3,785 and $4,020, respectively.

5.             Investments

All investments in publicly traded securities at December 31, 2004 and 2003, are classified as available-for-sale and are carried at fair value.   The Company includes certain investments with original maturities of less than 90 days as short term investments when such investments are a part of our non-operating investment portfolio.  Investments at December 31, 2004 and 2003 are as follows:

	December 31, 2004
Current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$32,459	$1	$(133)	$32,327
Municipal bonds	93,409	20	(68)	93,361
Mortgage-backed securities guaranteed by U.S. government agencies	14,209	67	(28)	14,248
U.S. government agency obligations	14,704	—	(98)	14,606
Time deposits	40,533	—	—	40,533

Total	$195,314	$88	$(327)	$195,075

	December 31, 2004
Non-current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$32,672	$—	$(155)	$32,517
Municipal bonds	5,654	—	(33)	5,621
Asset-backed securities	1,222	—	(7)	1,215
Mortgage-backed securities guaranteed by U.S. government agencies	33,154	157	(66)	33,245
U.S agency obligations	17,726	3	(110)	17,619

Totals	$90,428	$160	$(371)	$90,217

	December 31, 2003
Current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$40,944	$49	$(30)	$40,963
Municipal bonds	56,316	3	(1)	56,318
Asset-backed securities	292	7	—	299
Mortgage-backed securities guaranteed by U.S. government agencies	13,762	96	(23)	13,835
U.S. government agency obligations	17,508	20	(2)	17,526
Time deposits	17,959	—	—	17,959

Total	$146,781	$175	$(56)	$146,900

	December 31, 2003
Non-current investments:	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$30,538	$43	$(69)	$30,512
Municipal bonds	14,047	11	(31)	14,027
Mortgage-backed securities guaranteed by U.S. government agencies	32,111	225	(54)	32,282
U.S agency obligations	2,607	6	—	2,613
Private equity investments	3,450	—	—	3,450

Totals	$82,753	$285	$(154)	$82,884

Scheduled maturities of non-current investments are as follows:

	December 31, 2004
	Amortized Cost	Estimated Fair Value
Due within two years	$45,936	$45,656
Due two to three years	11,338	11,316
Mortgage-backed securities	33,154	33,245

Totals	$90,428	$90,217

Investments in mortgage-backed securities are included under available-for-sale securities. The Company anticipates prepayments of approximately 25% per year in addition to the scheduled maturities on such securities.

As of December 31, 2004 substantially all of the Company’s investments that had unrealized losses were in a loss position for less than twelve months.  The unrealized losses include 96 individual securities and have been caused by slight upward variations in interest rates in the particular securities since the time they were acquired. Most of these investments have been acquired within the past 12 months, are of high credit quality, or are guaranteed by an agency of the US government, and Avocent anticipates that the Company will realize the full par value upon maturity of these securities.

Net realized gains (losses) for the years ended December 31, 2004, 2003, and 2002 is comprised of the following:

	2004	2003	2002

Gross realized gains	$31	$3,191	$36
Gross realized losses	(3,835)	(572)	(341)
Net realized investment gains (losses)	$(3,804)	$2,619	$(305)

In the second quarter of 2002, the Company made a $1,000 investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software solutions for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  The Company purchased 400 shares of Rymic’s common stock, giving Avocent approximately a 14% equity position in Rymic.  During 2004, as a result of Rymic’s declining financial condition, the Company recorded an impairment charge of $450 against its investment in Rymic, which was included in net realized investment losses in the accompanying consolidated statements of operations and which reduced its net carrying value to nil.  During 2002, the Company recorded equity-method losses and an impairment charge totaling $550 against its investment in Rymic.  The Company did not recognize any gross realized losses in this investment in 2003.

In the second quarter of 2003 the Company made a $3,000 preferred stock investment in VIEO, Inc., a privately held company based in Austin, Texas. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to measure, analyze and control application resources.  The Company’s investment, which represents less than 10% ownership in VIEO, is being accounted for on the cost method. During 2004, as a result of VIEO’s declining financial condition and its planned recapitalization, the Company recorded an impairment charge of $3,000 against its investment in VIEO, which was included in net realized investment losses in the accompanying consolidated statements of operations, and which reduced the net carrying value of the investment to nil.

6.                                      Property Held for Lease

The Company owns a building in Huntsville, Alabama and has executed a five-year agreement to lease the building to an unrelated party. The five year agreement will expire in May of 2005; however the lease agreement contains renewal options for up to two three-year extensions, subject to certain conditions. As of March 5, 2005, the Company had not yet received a notice of extension under the lease.  Rental income totaled approximately $221 for each of the years ended December 31, 2004, 2003 and 2002.

Property held for lease consists of the following at December 31, 2004 and 2003:

	2004	2003
Building	$2,306	$2,306
Accumulated depreciation	(976)	(780)

Property held for lease, net	$1,330	$1,526

Future minimum rental income remaining on this non-cancelable operating lease is approximately as follows:

Years ending December 31:
2005	$233
2006	240
2007	240
2008	100
$813

7.                                      Property and Equipment

Property and equipment consists of the following at December 31, 2004 and 2003:

	2004	2003
Land and land improvements	$4,814	$4,947
Buildings	22,424	21,530
Leasehold improvements	2,433	2,403
Computer software and equipment	21,330	15,014
Other equipment	13,244	11,539
Construction in progress	1,787	3,331

	66,032	58,764
Less accumulated depreciation	(26,136)	(20,291)

Property and equipment, net	$39,896	$38,473

Depreciation expense was $6,222, $4,859 and $4,361 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company implemented a new enterprise resource planning system in the fourth quarter of 2003 at its United States locations and implemented the system at its international locations during the third quarter of 2004. The Company has capitalized the costs of the new system to date and has begun depreciating the costs for all locations.    The Company has capitalized approximately $12,065 of related costs as of December 31, 2004 and $9,867 of related costs as of December 31, 2003.

8.                                      Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization, including the intangible assets from the Crystal Link, OSA, Sonic Mobility, Soronti and 2C acquisitions detailed in Note 3, are as follows:

	December 31, 2004		December 31, 2003
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$80,560	$62,293	$66,240	$45,824
Patents and trademarks	21,508	14,318	17,657	9,566
Customer base and certification	6,483	1,961	1,613	717
Non-compete agreements	5,793	3,070	3,273	1,455
Other assets	1,814	535	768	100
	$116,158	$82,177	$89,551	$57,662

For the years ended December 31, 2004, 2003 and 2002, amortization expense for other intangible assets was $24,279, $21,805 and $22,189, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2005	$19,600
2006	9,400
2007	3,500
2008	1,100
2009	381
Total	$33,981

In 2003, the Company recorded $2,412 of goodwill as result of the Soronti acquisition.  In 2004, the Company recorded $5,203 of goodwill as result of the Sonic Mobility acquisition, $57,131 of goodwill as result of the OSA acquisition and $1,857 of goodwill as a result of the acquisition of Crystal Link.

In accordance with SFAS No. 142, the Company completed a transitional impairment test of all goodwill and intangible assets as of January 1, 2002.  The test concluded that no adjustment was required upon adoption.  Additionally, the Company performed an annual impairment test of goodwill in the fourth quarter of 2004, 2003 and 2002, as prescribed by this standard.  The test in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.

9.                                      Product Warranties

The activity within the liability for warranty returns in 2004 and 2003 is as follows:

	2004	2003

Balance, beginning of year	$2,652	$2,435

Accruals for product warranties issued during the period	528	597
Settlements made during the period	(420)	(380)

Balance, end of year	$2,760	$2,652

Deferred revenue related to the Company’s extended warranty program was $1,666 at December 31, 2004 and $1,046 at December 31, 2003.  The Company recorded earned revenue from the amortization of deferred revenue related to extended warranties of $607 during 2004, $282 during 2003 and $90 during 2002.  In addition, the Company recorded new extended warranties of $1,227 during 2004, $710 during 2003 and $590 during 2002.

10.                               Income Taxes

The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	2004	2003	2002
U.S. operations:
Current:
Federal	$14,175	$13,356	$8,262
State	1,582	1,198	(1,468)

	15,757	14,554	6,794
Deferred:
Federal	(6,367)	(3,676)	(4,615)
State	(1,092)	(540)	(677)

	(7,459)	(4,216)	(5,292)

Total U.S. operations tax provision	8,298	10,338	1,502
Total foreign operations tax provision	4,154	4,161	3,000

Total provision for income taxes	$12,452	$14,499	$4,502

The provision for federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2004	2003	2002

Expected federal income tax provision	$10,672	$18,566	$5,334
Add (deduct):
Extraterritorial income exclusion benefit	(35)	(63)	(29)
State income tax	318	(642)	(1,041)
Tax effect resulting from foreign operations taxed at lower rates	(7,848)	(7,231)	(6,154)
Acquired in-process research and development	7,602	1,379	2,100
Compensation expense	1,984	1,488	3,897
Municipal bond interest income	(602)	(179)	—
Foreign stock option incentive transfer	(848)	—	—
Subpart F income	1,110	449	—
R & E Credit	(325)	(264)	—
Other	425	996	395

	$12,452	14,499	$4,502

The components of the net deferred income tax assets and liabilities at December 31, 2004 and 2003, are as follows:

	2004	2003
Net current deferred income tax assets:
Allowance for doubtful accounts	$454	$517
Allowance for sales returns and liability for warranty returns	1,377	1,657
Inventory reserves	1,620	1,531
Acquired operating loss carryforwards	2,013	—
Other	1,256	911

	$6,720	$4,616

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$(3,258)	$(2,305)
Foreign subsidiary intangibles	2,039	2,039
Acquired developed technology	3,277	1,128
Acquired intangible assets	(11,583)	(11,988)
Loss on investments	30	521
Acquired NOL carryforwards	1,380	426
Capital loss carryforward	611	—
Allowance for impairment on investments	1,445	—
Other	(461)	1,760

	(6,520)	(8,419)
Less valuation allowance	(2,465)	(2,465)

	$(8,985)	$(10,884)

The Company has a full valuation allowance recorded against a deferred tax asset arising from a foreign subsidiary. The Company intends to fully reserve this asset until it is determined that it is more likely than not that the asset can be realized through future taxable income from its acquired foreign operations.

It is currently management’s intent to permanently reinvest undistributed earnings of approximately $95,575 of its foreign subsidiaries.  Additionally, because of the lack of clarification of certain provisions and the timing of the enactment, the Company continues to evaluate the effect of the American Jobs Creation Act of 2004 on its plans for reinvestment or repatriation of foreign earnings.  Should the Company’s intent change, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and Ireland.

For U.S. Federal income tax purposes, at December 31, 2004, the Company has approximately $7,417 of net operating loss carry forwards available to offset future taxable income.  These net operating loss carryforwards may be subject to certain limitations under Internal Revenue Code Section 382.  If not utilized, the net operating loss carry forwards will expire from 2022 to 2024.

11.                               Stockholders’ Equity

Preferred Stock - The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2004 and 2003.

Common Stock - The Company has 200,000 shares of $0.001 par value common stock authorized.  There were 50,332 and 47,350 shares issued at December 31, 2004 and 2003, respectively.  There were 50,232 and 47,350 shares outstanding at December 31, 2004 and 2003, respectively.

Treasury Stock – The Company’s Board of Directors approved a stock re-purchase program during the fourth quarter of 2004 whereby 2,000 of the Company’s shares of common stock could be purchased from time-to-time on the open market or in negotiated transactions.  The Company purchased 100 shares during the fourth quarter of 2004 under the approved repurchase program.

12.                               Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2004, 2003 and 2002, is as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
For the Year Ended December 31, 2004
Basic EPS
Net income	$18,040	48,964	$0.37
Effect of Dilutive Securities
Stock options		1,566
Diluted EPS
Net income and assumed conversions	$18,040	50,530	$0.36

For the Year Ended December 31, 2003
Basic EPS
Net income	$38,547	46,194	$0.83
Effect of Dilutive Securities
Stock options		1,499
Diluted EPS
Net income and assumed conversions	$38,547	47,693	$0.81

For the Year Ended December 31, 2002
Basic EPS
Net income	$10,738	44,977	$0.24
Effect of Dilutive Securities
Stock options		572
Diluted EPS
Net income and assumed conversions	$10,738	45,549	$0.24

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  At December 31, 2004, 2003 and 2002, options to purchase 2,440, 1,941 and 5,470 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because inclusion of such options would have been anti-dilutive.

13.                               Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $3,035, $2,559 and $2,882 for the years ended December 31, 2004, 2003 and 2002, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Years ending December 31:
2005	$2,636
2006	1,788
2007	1,625
2008	1,088
2009	202
Thereafter	—

$7,339

In the ordinary course of our business, the Company may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments totaled $26,941 as of December 31, 2004 and are all due within 2005. These commitments relate primarily to Avocent’s need to schedule the purchase of inventories in advance of the related forecasted sales to customers. The Company also has at any point in time a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows (see Note 18).

14.                               Stock Option and Stock Purchase Plans

The Company has stock option plans covering substantially all of its employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, of Equinox at the acquisition effective January 3, 2001, of 2C at the acquisition effective August 20, 2002 and of OSA at the acquisition effective April 6, 2004. With the exception of the assumed OSA plan, no additional options have been or will be granted under these pre-existing plans.

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

OSA had adopted an option plan (the OSA Plan) that provided for incentive options and nonqualified stock options for officers, directors and employees.  At the time of the acquisition there were options to purchase 245 shares (after conversion to Avocent options at approximately 0.038 per outstanding option) of common stock outstanding under the OSA Plan.  An additional 144 options were available for issuance under the OSA plan at the time of the acquisition.  Options under this plan generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under the OSA Plan generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four years.

Pertinent information regarding the Company’s plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 2001	7,183	$ 0.11 – $70.94	$26.88
Options assumed upon acquisition of 2C	152	$ 14.08	$14.08
Options granted	2,022	$12.86 – $27.30	$20.90
Options forfeited and cancelled	(608)	$ 5.50 – $58.38	$36.40
Options exercised	(808)	$ 0.11 – $22.85	$12.85

Options outstanding, December 31, 2002	7,941	$ 0.11 – $70.94	$25.82
Options granted	1,645	$21.79 – $38.20	$27.65
Options forfeited and cancelled	(201)	$ 0.11 – $68.56	$25.26
Options exercised	(1,978)	$ 0.11 – $30.38	$16.59

Options outstanding, December 31, 2003	7,407	$ 0.11 – $70.94	$28.71
Options assumed upon acquisition of OSA	245	$ 1.31	$1.31
Options granted	1,330	$25.91 – $41.57	$34.28
Options forfeited and cancelled	(111)	$ 1.28 – $68.56	$30.19
Options exercised	(1,442)	$ 1.31 – $37.28	$17.94

Options outstanding, December 31, 2004	7,429	$ 0.11 – $70.94	$30.87

There were no options with accelerated vesting outstanding as of December 31, 2004 or 2003. However, in the first quarter of 2002, the Company allowed shares issued upon the exercise of certain stock options by a former executive of the Company to be traded as payment for the cost of the options and related taxes.  Under applicable accounting rules, this cashless exercise required variable plan accounting for these options.  As a result, the Company recorded approximately $2,000 of compensation expense in the first quarter of 2002.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $9.48	379	5.45	$4.79	284	$5.95
$ 10.06 - $20.00	555	5.33	$14.29	465	$13.98
$ 20.33 - $29.95	3,864	7.59	$24.65	2,173	$23.92
$ 30.02 - $44.25	982	8.92	$38.48	228	$38.66
$ 46.19 - $70.94	1,649	5.72	$52.47	1,649	$52.47

	7,429			4,799

The options above were issued with exercise prices that approximated fair value at the date of grant. At December 31, 2004, 1,163 shares are available for grant under the Company’s stock option plans.

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 204 shares were issued at a weighted average price of $15.76  per share for the year ended December 31, 2004, 131 shares were issued at a weighted average price of $13.84 per share for the year ended December 31, 2003 and 78 shares were issued at a weighted average price of $16.01 per share for the year ended December 31, 2002.

15.                              Retirement Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, the Company makes discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make additional discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the years ended December 31, 2004, 2003 or 2002 under the 401(k) savings plan. The Company’s expense for contributions under these plans totaled approximately $1,408, $1,072 and $907 for the years ended December 31, 2004, 2003 and 2002, respectively.

16.                              Segment Reporting

The Company has evaluated, and will at least annually re-evaluate, its business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Avocent has determined that it should report its operations as a single operating segment based on the requirements of the SFAS No. 131, including the review of materials used by the chief operating decision maker to allocate resources and assess the performance of key executives and the functional departments they lead.  However, the Company supplementally reports sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Net sales:
United States	$216,687	$182,153	$155,589
International	148,568	122,085	105,011

	$365,255	$304,238	$260,600

Following is a presentation of sales by customer type for the years ended December 31, 2003, 2002 and 2001:

	2004	2003	2002
Net sales:
Branded	$201,308	$164,684	$140,888
OEM	163,947	139,554	119,712

	$365,255	$304,238	$260,600

More than 90% of the Company’s revenue was derived from its KVM products during each of 2004, 2003 and 2002.

The Company sells its products internationally to customers in several countries.  Sales to customers in the Netherlands, including the European distribution facility for an OEM customer, accounted for $37,464 of sales in 2004.  Sales to customers in the United Kingdom, including sales to the European distribution center of an OEM customer, accounted for $30,334 and $38,559 in 2003 and 2002, respectively.  No other country accounted for more than 10% of sales in 2004, 2003 or 2002.

As of December 31, 2004, long-lived assets totaled $345,099, which includes $324,417 held in the U.S. and $20,682 held outside of the U.S.  As of December 31, 2003, long-lived assets totaled $277,925, which includes $267,048 held in the U.S. and $10,877 held outside of the U.S.

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

	Three Months Ended
	April 1, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Net sales	$86,085	$87,796	$91,325	$100,049
Gross profit	$50,102	$50,600	$53,125	$59,028
Income (loss) from operations (2) (3)	$9,087	$(10,795)	$12,613	$18,235
Net income (loss) (2) (3)	$8,543	$(13,392)	$10,822	$12,067
Net income (loss) per share (1):
Basic	$0.18	$(0.27)	$0.22	$0.24
Diluted	$0.17	$(0.27)	$0.21	$0.23

	Three Months Ended
	March 28, 2003	June 27, 2003	September 26, 2003	December 31, 2003
Net sales	$71,162	$70,612	$76,482	$85,982
Gross profit	$39,597	$40,685	$43,573	$47,971
Income from operations (2)	$9,970	$8,751	$14,893	$12,276
Net income (2)	$8,167	$7,345	$13,476	$9,559
Net income per share (1):
Basic	$0.18	$0.16	$0.29	$0.20
Diluted	$0.17	$0.16	$0.28	$0.20

(1)   The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the estimated value of the Company’s Common stock during the year and the effect these variations had on the shares outstanding calculation.

(2)   The loss from operations and net loss for the quarter ended July 2, 2004 include a non-recurring charge of $21,720 for acquired in-process research and development related to the OSA acquisition.  Similar charges were incurred in the quarter ended April 1, 2004, for Crystal Link and the quarter ended October 1, 2004 for Sonic Mobility totaling $6,490 and $1,050 respectively.  The quarter ended December 31, 2003 included a similar charge of $3,940 related to Soronti.

(3)   The quarter ended December 31, 2004 included impairment losses of $3,450 related to its investments in VIEO and Rymic.

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

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case was sent back to the United States District Court for the Southern District of New York. A Markman hearing on claims construction was held in February 2005.

In October 2003, the Company filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, the Company recently agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on the issues raised in an unrelated patent case.

19.                               Subsequent Events

During the period from January 1, 2005 through March 7, 2005, the Company purchased 350,000 additional shares of its common stock on the open market under its Board approved treasury stock program, for a total cost of $12,516.  Also during this period, the Company issued 386 additional shares of its common stock pursuant to stock option exercises and purchases made through its employee stock purchase plan for total proceeds of $7,835.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other.

None.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2005 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2004, 2003 and 2002 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2002:
Allowance for doubtful accounts	$4,052	2	(119)	(1,372)	$2,563
Allowance for other receivables	$1,772	—	(1,772)	—	$—
Allowance for inventory obsolescence	$15,279	37	5,118	(12,932)	$7,502
Allowance for sales returns	$2,607	—	3,145	(1,983)	$3,769
Liability for warranty returns	$4,157	12	398	(2,132)	$2,435
Valuation allowance for income taxes	$2,005	—	34	—	$2,039

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,563	—	(386)	(186)	$1,991
Allowance for inventory obsolescence	$7,502	—	1,967	(5,449)	$4,020
Allowance for sales returns	$3,769	—	5,461	(5,321)	$3,909
Liability for warranty returns	$2,435	—	597	(380)	$2,652
Valuation allowance for income taxes	$2,039	426	—	—	$2,465

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,991	—	(265)	14	$1,740
Allowance for inventory obsolescence	$4,020	—	2,052	(2,287)	$3,785
Allowance for sales returns	$3,909	—	6,366	(7,101)	$3,174
Liability for warranty returns	$2,652	—	528	(420)	$2,760
Valuation allowance for income taxes	$2,465	—	—	—	$2,465

(1)                                  Amounts represent balances assumed from the acquisition of 2C in 2002 and from the acquisition of Soronti in 2003.

(b) Exhibits

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Included
			Entity(1)	Date	Number
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation	10-K	AVCT	3/12/04	Ex. 3.2
10.2	Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.9
10.2.1	Form of Nonstatutory Stock Option Letter Agreement related to Apex Inc. 1995 Employee Stock Plan	SB-2	Apex	12/12/96	Ex. 10.10
10.3	Cybex Computer Products Corporation 1995 Employee Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.3
10.4	Cybex Computer Products Corporation 1995 Outside Directors Stock Option Plan	S-1	Cybex	7/26/95	Ex. 10.4
10.5	Cybex Computer Products Corporation 1998 Employee Stock Incentive Plan	10-K	Cybex	6/26/98	Ex. 10.7
10.6	Apex Inc. Employee Stock Purchase Plan	SB-2	Apex	12/12/96	Ex. 10.11
10.7	Equinox Systems Inc. 1992 Non-Qualified Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.6
10.8	Equinox Systems Inc. 1993 Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.7
10.9	Equinox Systems Inc. Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.8
10.10	Equinox Systems Inc. 2000 Directors Stock Option Plan	S-8	AVCT	1/23/01	Ex. 4.9
10.11	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and John R. Cooper	10-K	AVCT	3-12-04	Ex. 10.13
10.12	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and William A. Dambrackas	10-K	AVCT	3-12-04	Ex. 10.14
10.13	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and R. Byron Driver	10-K	AVCT	3-12-04	Ex. 10.15
10.14	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Gary R. Johnson	10-K	AVCT	3-12-04	Ex. 10.16
10.15	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent International Ltd., the Company, and Kieran MacSweeney	10-K	AVCT	3-12-04	Ex. 10.17

10.16	Employment and Noncompetition Agreement dated January 5, 2004, among Avocent California Corp., Avocent Huntsville Corp., the Company, and Rick Moore	10-K	AVCT	3-12-04	Ex. 10.18
10.17	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Texas, L.P., the Company, and C. David Perry	10-K	AVCT	3-12-04	Ex. 10.19
10.18	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Douglas E. Pritchett	10-K	AVCT	3-12-04	Ex. 10.20
10.19	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Redmond Corp., the Company, and Samuel F. Saracino	10-K	AVCT	3-12-04	Ex. 10.21
10.20	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Christopher Thomas	10-K	AVCT	3-12-04	Ex. 10.22
10.21	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Doyle C. Weeks	10-K	AVCT	3-12-04	Ex. 10.23
10.22	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.23	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.24	Avocent Corporation 2000 Transition Nonstatutory Stock Option Plan	10-Q	AVCT	9/29/00	Ex. 10.12
10.25	Avocent Corporation 2000 Stock Option Plan	Sched. 14A	AVCT	11/3/00	App. A
10.26	Avocent Corporation 2000 Employee Stock Purchase Plan	Sched. 14A	AVCT	11/3/00	App. B
10.27	Avocent Corporation 2003 Employee Stock Option Plan	Sched.14A	AVCT	4/25/03	Annex B
10.28	Avocent Corporation 2003 Inducement Plan	10-K	AVCT	3/12/04	Ex. 10.30
10.29	Form of Amendment to Option Agreement for Directors regarding Change of Control of the Company	10-K	AVCT	3/12/04	Ex. 10.31
10.30	Fourth Amendment to the Net Lease Agreement dated October 17, 2002, by and between Avocent’s subsidiary, Apex Inc., and Willows Redmond, L.L.C.	10-Q	AVCT	9/27/02	Ex. 10.37.1
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney(3)					X

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer	X
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer	X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

(c)  Reports on Form 8-K

On October 21, 2004, we furnished a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing the financial results for our third quarter and nine months ended October 1, 2004.

On November 1, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing a stock repurchase program of up to 2,000,000 shares of Common Stock.

On December 8, 2004, we filed a Report on Form 8-K with the SEC regarding the public dissemination of a press release announcing that we expected it incur an impairment charge of up to $3 million during the fourth quarter of 2004 related to our stock investment in VIEO, a privately held company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVOCENT CORPORATION
By:	/s/ John R. Cooper
John R. Cooper
Chief Executive Officer
Date: March 14, 2005

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

Signature	Title	Date

/s/ John R. Cooper	Chief Executive Officer and Chairman of the Board of Directors	March 14, 2005
John R. Cooper	(Principal Executive Officer)

/s/ Douglas E. Pritchett	Executive Vice President of Finance, Chief Financial Officer, and Assistant Secretary
Douglas E. Pritchett	(Principal Financial Officer)	March 14, 2005

/s/ Edward H. Blankenship	Vice President of Accounting and Chief Accounting Officer	March 14, 2005
Edward H. Blankenship	(Principal Accounting Officer)

/s/ Harold D. Copperman	Director	March 14, 2005
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	March 14, 2005
Francis A. Dramis, Jr.

/s/ Edwin L. Harper	Director	March 14, 2005
Edwin L. Harper

/s/ William H. McAleer	Director	March 14, 2005
William H. McAleer

/s/ Stephen F. Thornton	Director	March 14, 2005
Stephen F. Thornton

/s/ David P. Vieau	Director	March 14, 2005
David P. Vieau

/s/ Doyle C. Weeks	President and Director	March 14, 2005
Doyle C. Weeks