Form 10-Q
period 2005-04-01
AVOCENT CORP
filed 2005-05-09
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2005 or

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

☒ Yes  ☐ No

As of May 2, 2005, the number of outstanding shares of the Registrant’s Common Stock was 49,662,945.

AVOCENT CORPORATION

FORM 10-Q

April 1, 2005

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the three months ended
	April 1, 2005	April 2, 2004

Net sales	$76,805	$86,085
Cost of sales	33,223	35,983
Gross profit	43,582	50,102

Research and development expenses	14,467	9,428
Acquired in-process research and development expense	—	6,490
Selling, general and administrative expenses	22,280	20,335
Amortization of intangible assets	6,622	4,762
Total operating expenses	43,369	41,015

Income from operations	213	9,087

Net investment income	2,056	1,251
Net realized investment losses	(177)	(64)
Other income (expense), net	61	(50)

Income before provision for income taxes	2,153	10,224
Provision for income taxes	319	1,681

Net income	$1,834	$8,543

Earnings per share:
Basic	$0.04	$0.18

Diluted	$0.04	$0.17

Weighted average shares used in computing earnings per share:
Basic	50,208	47,650

Diluted	51,452	49,513

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	April 1, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$47,786	$44,724
Investments maturing within one year	193,560	195,075
Accounts receivable, net	50,034	60,948
Inventories, net	24,316	21,232
Other current assets	7,541	5,923
Deferred tax assets, net	5,778	6,720
Total current assets	329,015	334,622
Investments	82,846	90,217
Property held for lease, net	1,281	1,330
Property and equipment, net	39,328	39,896
Goodwill	270,001	269,892
Other intangible assets, net	27,421	33,981
Other assets	887	843
Total assets	$750,779	$770,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,664	$9,171
Accrued wages and commissions	8,536	12,197
Accrued liabilities	15,020	15,661
Income taxes payable	8,356	8,494
Other current liabilities	1,495	1,106
Total current liabilities	40,071	46,629

Deferred tax liabilities, net	6,004	8,985
Other non-current liabilities	1,708	1,870
Total liabilities	47,783	57,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of April 1, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, April 1, 2005 — 50,733 shares issued and 49,933 outstanding; December 31, 2004 — 50,332 shares issued and 50,232 outstanding	51	50
Additional paid-in capital	1,085,139	1,075,171
Accumulated other comprehensive loss	(807)	(56)
Deferred compensation	(1,529)	(2,038)
Accumulated deficit	(354,018)	(355,852)
Treasury stock, at cost; April 1, 2005 — 800 shares; December 31, 2004 — 100 shares	(25,840)	(3,978)
Total stockholders’ equity	702,996	713,297
Total liabilities and stockholders’ equity	$750,779	$770,781

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	April 1, 2005	April 2, 2004

Cash flows from operating activities:
Net income	$1,834	$8,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,576	1,594
Amortization of intangible assets	6,622	4,762
Stock-based compensation	509	722
Acquired in-process research and development expenses	—	6,490
Amortization of premiums on investments	431	1,495
Net loss on sales of investments	177	64
Income tax benefit from exercise of stock options	1,904	1,238
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable, net	10,912	(4,204)
Inventories, net	(3,084)	(1,178)
Other assets	(1,860)	331
Accounts payable	(2,504)	(972)
Accrued wages and commissions	(3,661)	(3,464)
Accrued liabilities	(287)	(2,290)
Income taxes, current and deferred	(2,415)	252
Net cash provided by operating activities	10,154	13,383

Cash flows from investing activities:
Purchase of Crystal Link, net of cash received (1)	—	(3,311)
Purchases of property and equipment	(1,008)	(1,370)
Purchases of investments	(67,898)	(52,751)
Maturities and proceeds from sales of investments	75,663	75,232
Net cash provided by investing activities	6,757	17,800

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	—	(1,798)
Proceeds from employee stock option exercises	5,956	5,148
Proceeds from employee stock purchase plan	2,107	1,371
Purchases of treasury stock	(21,862)	—
Net cash provided by (used in) financing activities	(13,799)	4,721

Effect of exchange rate changes on cash and cash equivalents	(50)	135

Net increase in cash and cash equivalents	3,062	36,039
Cash and cash equivalents at beginning of period	44,724	76,492
Cash and cash equivalents at end of period	$47,786	$112,531

(1)          Supplemental disclosure — In addition to the cash paid to Crystal Link shareholders, we issued 106 shares of our common stock valued at $3,500. The issuance of common stock was recorded as non-cash consideration for the acquisition.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The balance sheet presented in the accompanying financial statements for December 31, 2004, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2004.

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

Note 2.   Inventories

Inventories consisted of the following at:

	April 1, 2005	December 31, 2004

Raw materials	$4,976	$4,411
Work-in-process	620	356
Finished goods	18,720	16,465
Inventories, net	$24,316	$21,232

Inventories above have been reduced by reserves for excess and obsolete inventories of $4,134 and $3,785 as of April 1, 2005 and December 31, 2004, respectively.

Note 3.   Stock Options, Deferred Compensation and Treasury Stock

                Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000, $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001 and $6,350 of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $509 and $722 for the quarters ended April 1, 2005 and April 2, 2004, respectively.

                Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 314 shares during the quarter ended April 1, 2005 and 254 shares during the quarter ended April 2, 2004.  Total proceeds received from these option exercises were $5,956 for the quarter ended April 1, 2005 and $5,148 for the quarter ended April 2, 2004. Additionally, common stock issued under our Employee Stock Purchase Plan totaled 87 shares during the quarter ended April 1, 2005 and 89 shares during the quarter ended April 2, 2004.  Total proceeds received from the shares issued under the ESPP were $2,107 for the quarter ended April 1, 2005 and $1,371 for the quarter ended April 2, 2004.

Stock repurchases — We repurchased 700 shares of our common stock during the quarter ended April 1, 2005 at a cost totaling $21,862. These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan approved by our Board of Directors during the fourth quarter of 2004.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity. Comprehensive income in the first quarter of 2005 of $1,083 consists of $1,834 of net income, $513 of unrealized losses on investments (net of deferred income taxes) and $238 of foreign currency translation adjustments. Comprehensive income in the first quarter of 2004 of $8,359 consists of $8,543 of net income, $49 of unrealized losses on investments (net of deferred income taxes) and $135 of foreign currency translation adjustments.  As of April 1, 2005 and December 31, 2004, total accumulated other comprehensive income (loss) was $(807) and $(56), respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended April 1, 2005
Basic EPS
Net income available to common stockholders	$1,834	50,208	$0.04
Effect of Dilutive Securities
Stock options	—	1,244	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$1,834	51,452	$0.04

For the three months ended April 2, 2004
Basic EPS
Net income available to common stockholders	$8,543	47,650	$0.18
Effect of Dilutive Securities
Stock options	—	1,863	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$8,543	49,513	$0.17

Note 6.   Sales by Geographic Region and Customer Type

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report net sales by geographic region, as well as by customer type.  Following is a presentation of net sales by geographic region and by customer type for the three months ended April 1, 2005 and April 2, 2004:

	For the three months ended
	April 1, 2005	April 2, 2004
Net sales:
United States	$39,964	$51,190
Rest of the World	36,841	34,895
	$76,805	$86,085

	For the three months ended
	April 1, 2005	April 2, 2004
Net sales:
Branded	$36,727	$50,710
OEM	40,078	35,375
	$76,805	$86,085

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% and 10% of sales in the first quarter of 2005 and 2004, respectively.  No other country accounted for more than 10% of sales in the first quarter of either 2005 or 2004.

As of April 1, 2005, long-lived assets totaled $338,031, which includes $317,043 held in the U.S. and $20,988 held outside of the U.S.  As of December 31, 2004, long-lived assets totaled $345,099, which includes $324,417 held in the U.S. and $20,682 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations. As of April 1, 2005, and December 31, 2004, we had one open forward contract with a fair value of zero.

Note 8.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	April 1, 2005		December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$80,560	$66,715	$80,560	$62,293
Patents and trademarks	21,617	15,523	21,508	14,318
Customer base and certifications	6,483	2,360	6,483	1,961
Non-compete agreements	5,793	3,553	5,793	3,070
Other	1,814	695	1,814	535
	$116,267	$88,846	$116,158	$82,177

For the three months ended April 1, 2005 and April 2, 2004, amortization expense for other intangible assets was $6,622 and $4,762, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2005	$19,600
2006	$9,400
2007	$3,500
2008	$1,100
2009	$381

For the three months ended April 1, 2005, we recorded $109 of additional goodwill related to the Crystal Link Technologies acquisition.

Note 9.  Product Warranties

                The activity within the liability for warranty returns for the quarter ended April 1, 2005:

2005

Balance, January 1, 2005	$2,760

Accruals for product warranties issued during the period	39

Settlements made during the period	(32)
Balance, April 1, 2005	$2,767

Deferred revenue related to our extended warranty program was $1,714 for the three months ended April 1, 2005.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $173 for the three months ended April 1, 2005.  In addition, we recorded new extended warranties of $222 during the three months ended April 1, 2005.

Note 10.  Effective Tax Rate

The effective tax rate in the first quarter of 2005 was approximately 14.8% compared to an effective tax rate of approximately 16.4% in the first quarter of 2004.  The provision for income taxes was approximately $319 for the first quarter of 2005, compared to $1.7 million in the first quarter of 2004.  The reduction in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.   As a result of lower than expected earnings in the U.S. in the first quarter of 2005, the pre-tax profit attributable to our international operations was higher than that experienced in recent quarters.  In addition, the provision for income taxes for the first quarter of 2005 was reduced by approximately $133 related to a tax benefit expected to be realized from the settlement of a tax contingency.

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

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case was sent back to the United States District Court for the Southern District of New York. A Markman hearing on claims construction was held in February 2005.  This case is currently scheduled for a new trial in May 2005.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the

United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case.

Note 12.  Stock Based Compensation

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro forma amounts indicated below for the three months ended April 1, 2005 and April 2, 2004.

	2005	2004
Net income — as reported	$1,834	$8,543
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	509	677
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	5,019	7,060
Net income (loss) — pro forma	$(2,676)	$2,160

Basic earnings per share — as reported	$0.04	$0.18
Basic earnings (loss) per share — pro forma	$(0.05)	$0.05
Diluted earnings per share — as reported	$0.04	$0.17
Diluted earnings (loss) per share — pro forma	$(0.05)	$0.04

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, the options granted typically do not vest for several years and additional awards are made each year. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2005	2004
Dividend yield	0.0%	0.0%
Expected life (years)	4.5	4.5
Expected volatility	47.0%	55.0%
Risk-free interest rate	3.81%	2.79%

Note 13. Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123. Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair-values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.  Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15,000 for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed in note 14.  Following this acceleration we believe the balance to be expensed in future periods would be reduced to approximately $2,000 for currently outstanding stock options under the SFAS 123 methodology.

On October 22, 2004, the American Jobs Creation Act of 2004 became law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006. We do not expect this change to have a material impact on our effective tax rate or provision for taxes.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by this Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation will reduce our effective rate in future periods as the deduction is taken on our tax returns.

The legislation also provides for the optional repatriation of earnings from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We have not yet initiated an analysis nor determined if we will repatriate any overseas earnings pursuant to this provision.  If our intention to permanently reinvest overseas earnings in our overseas operations changes and we decide to repatriate any of the earnings to the U.S., we would incur additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas.

Note 14. Subsequent Events

During the period from April 2, 2005 through May 2, 2005, we repurchased 275 additional shares of our common stock on the open market under our Board approved stock repurchase program, for a total cost of $6,852.  On April 29, 2005 our Board of Directors authorized the repurchase of an additional 2,000 shares of our common stock to be repurchased under the stock repurchase program. A total of 4,000 shares is authorized to be repurchased under the board approved program, 1,075 of which had been repurchased as of May 2, 2005.

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all currently outstanding stock options with an exercise price of greater than $25.00 which are unvested on December 25, 2005. Under the provisions of APB 25, we estimate that there will be no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher that the closing price of our common stock as of the modification date.  As a result of the Board’s action, stock options to purchase approximately 1,100 shares of our common stock will become exercisable effective December 25, 2005.  The exercise prices of the affected stock options range from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO RESUME GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES AND OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE SECOND QUARTER OF 2005; STATEMENTS REGARDING OUR SARBANES-OXLEY COMPLIANCE COSTS; STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT LITIGATION CASES; AND STATEMENTS REGARDING THE IMPACT OF SFAS 123R ON OUR RESULTS OF OPERATIONS AND EARNINGS PER SHARE.

THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH GENERAL ECONOMIC CONDITIONS, RISKS ASSOCIATED WITH THE INTRODUCTION OF NEW PRODUCTS, RISKS ATTRIBUTABLE TO FUTURE PRODUCT DEMAND, SALES, AND EXPENSES, RISKS ASSOCIATED WITH PRODUCT DESIGN EFFORTS, RISKS ASSOCIATED WITH RELIANCE ON A LIMITED NUMBER OF COMPONENT SUPPLIERS AND SINGLE SOURCE COMPONENTS, THE LOSS OF ONE OF OUR OEM CUSTOMERS, A REDUCTION OR FLUCTUATIONS IN SALES OF OUR OEM OR BRANDED PRODUCTS, INTENSE COMPETITION AND NEW PRODUCTS AND TECHNOLOGIES FROM EXISTING AND NEW COMPETITORS, RISKS RELATED TO OBTAINING AND PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, FLUCTUATIONS IN FOREIGN CURRENCIES, RISKS RELATED TO ACQUISITIONS AND THEIR SUBSEQUENT INTEGRATION, AND OTHER RISKS DETAILED IN OUR  ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 14, 2005.

Overview

Avocent designs, manufactures, licenses, and sells solutions that provide connectivity and centralized management of IT infrastructure.  We provide connectivity and management products and technologies that centralize control of servers, mobile devices, and network appliances, increasing the efficiency of IT personnel. Server manufacturers rely on Avocent KVM switches and embedded technology in their systems, and companies large and small depend on our products and technologies for managing their growing IT infrastructure.

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

Our KVM switching systems eliminate the need for extra keyboards, monitors, and mice and allow businesses to save critical space in their data centers.  Our KVM over IP switching systems eliminate distance limitations and provide 24/7 access and control of an almost unlimited number of servers, even when the servers are dispersed in different physical locations.  Our DSView software management and KVM over IP switching systems allow IT managers to use a single console to gain secure, local and remote access and control of servers and other network data center devices from any location.

Our innovative advances for the data center include multi-platform switching, analog matrix switching, KVM extension over CAT 5, PCI bus extension, a proprietary on-screen menu switching system, remote KVM over IP connectivity, digital serial over IP, digital-analog integrated access to multiple servers, intelligent platform management interface (IPMI) solutions, wireless KVM, PDA and hand-held management solutions, and centralized management software for access and control of network infrastructure.

Our DSSeries® switches are revolutionary in the industry.  They combine analog and digital connections, serial connectivity, and external modem support in one switch. These appliances integrate our KVM over IP switching technology and CAT 5 connectivity.  IT managers and network administrators gain worldwide access and control of their servers and serial devices and can track them all from a single computer screen.  In addition, we provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and mid-size businesses. Our connectivity solutions include products and technologies sold or licensed under the Avocent, Cybex, and Equinox brands, including our AMX™, AutoView™, Cstation™, DSView®, DS Series, LongView™, OutLook®, SuperSerial, SwitchView® , Emerge™, SonicAdmin™, and SonicSentinel™ products.

We market and sell our products around the world to a diversified group of original equipment manufacturers (OEMs) dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows.

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 52% of sales in the first quarter of 2005 and 41% of sales in the first quarter of 2004.  Sales to our branded customers accounted for 48% of sales in the first quarter of 2005 and 59% of sales in the first quarter of 2004. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 65% of sales in the first quarter of 2005 and 64% of sales in the first quarter of 2004.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 52% of first quarter sales in 2005 and 59% of first quarter sales in 2004.  Sales outside of the United States accounted for 48% of first quarter sales in 2005 and 41% of first quarter sales in 2004.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of our first quarter sales in 2005 and 10% of our first quarter sales in 2004.  No other country accounted for more than 10% of sales in the first quarter of either 2005 or 2004.

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

We continue to experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions are not predictable, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Depending on future general economic conditions and other factors, our revenue could decline in the future.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.

Results of Operations

                The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended
	April 1, 2005	April 2, 2004
Net sales	100.0%	100.0%
Cost of sales	43.3	41.8
Gross profit	56.7	58.2
Operating expenses:
Research and development expenses	18.8	11.0
Acquired in-process research and development expenses	—	7.5
Selling, general and administrative expenses	29.0	23.6
Amortization of intangible assets	8.6	5.5
Total operating expenses	56.4	47.6

Income from operations	0.3	10.6
Net investment income	2.6	1.5
Net realized investment losses	(0.2)	(0.1)
Other income (expense), net	0.1	(0.1)
Income before provision for income taxes	2.8	11.9
Provision for income taxes	0.4	2.0
Net income	2.4%	9.9%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, IPMI, extension and remote access and management solutions.  Net sales decreased 11% to $76.8 million for the first quarter of 2005 from $86.1 million for the first quarter of 2004.  The decrease in sales resulted primarily from the decline experienced in our U.S. branded sales in the first quarter of 2005 as compared to the first quarter of 2004.  Overall, branded sales declined 28% from $50.7 million in the first quarter of 2004 to $36.7 million in the first quarter of 2005.  As a percentage of sales, branded revenue accounted for 48% of sales in the first quarter of 2005 and 59% of revenue in the first quarter of 2004.  Partially offsetting the disappointing branded results in the U.S., OEM sales grew 13% from $35.4 million in the first quarter of 2004 to $40.1 million in the first quarter of 2005.  OEM sales were 52% of sales for the first quarter of 2005, compared to 41% of sales for the first quarter of 2004.  The reasons for our disappointing branded results were varied.  The most significant factor was the launch of our DSView3 management software and several new appliance products that kept our sales and reseller forces in training and away from our customers for much of January and created some confusion in the marketplace.  In addition, an order for a large customer that we had anticipated to occur in the first quarter of 2005 was deferred.  Finally, we experienced greater than expected seasonal softness in the OEM market, with a substantial portion of the softness attributable to one customer.  These factors, when combined with increased competition in the marketplace, worked together to cause the decline in revenue.  Sales of our digital products represented 50% of our revenue in the first quarter of 2005 as compared to 44% of our revenue in the first quarter of 2004, with this shift coming in large part from our OEM customers.  Additionally, our embedded KVM offerings and our IPMI management solutions contributed $3.8 million in revenue in the first quarter of 2005 as compared to less than $100,000 of revenue in the first quarter of 2004.

International sales increased 6%, to $36.8 million in the first quarter of 2005 from $34.9 million in the first quarter of 2004.   Primarily as a result of the reduction in US branded sales, sales within the United States decreased 22% to $40.0 million in the first quarter of 2005 from $51.2 million in the first quarter of 2004.    Sales within the United States were 52% of sales in the first quarter of 2005, compared to 59% of sales for the first quarter of 2004. International sales were 48% of sales in the first quarter of 2005 and 41% of sales for the first quarter of 2004.

Revenue for the first quarter of 2005 was lower than anticipated.  We have seen mixed economic indicators during the past quarter, which adds to uncertainty regarding our ability to predict the results for all of 2005. However, we believe our product platforms position us to grow our overall business from present levels.  We have re-launched our DSView3 software with a simplified pricing and packaging structure and increased product training for our reseller network. Early feed-back from the re-launch has been positive.  Based on feedback from our sales force, the continuing positive contribution of our digital products and expected increased contributions from our embedded solutions should improve our revenue for the second quarter of 2005.  Accordingly, for the second quarter of 2005, we expect revenue to be in the $84 to $87 million range.

                Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit decreased to 56.7% in the first quarter 2005 as compared to 58.2% in the first quarter of 2004.  The primary reason for reduced margins in 2005 relates to the effect of lower revenue in the first quarter of 2005. The lower level of revenue affected the ability to cover the fixed costs related to procurement, warehousing, and shipping.  Offsetting the impact of lowered revenue was the increased sales as a percentage of total sales of our digital solutions in the first quarter of 2005 as compared to the first quarter of 2004.  Our digital solutions carry higher margins than our analog solutions.

We expect continued positive contributions from our digital products and higher revenues from our embedded solutions in the second quarter of 2005.  We expect the combination of these two factors to offset expected price declines, the additional costs expected from complying with new environmental regulations and competitive factors in the second quarter of 2005.  Accordingly, we expect gross margins to average between 56% and 57% in the second quarter of 2005.

                Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $14.5 million, or 18.8% of net sales, in the first quarter of 2005 compared to $9.4 million, or 11.0% of net sales, for the first quarter of 2004.  The increase in the amount spent on research and development is due to increased labor costs and costs of certification and testing as we continued to develop product enhancements and updates to our digital, analog and embedded products lines.  In certain instances, contracted labor was utilized to supplement our engineering staff to meet deadlines.  Increases in labor expenses were also caused by annual pay increases that took effect on January 1 as well as additional headcount as a result of the three acquisitions completed in 2004.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

We anticipate implementing plans to slow down growth in research and development spending in the second quarter of 2005.  However, due to the timing of these changes, most of the benefit will not be apparent until the third quarter of 2005.  Considering commitments already in place, research and development expenses in the second quarter of 2005 are expected to be up to $500,000 higher than the first quarter of 2005

Acquired in-process research and development expense.  Acquisition related expenses in 2004 are comprised solely of the non-recurring write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link. There were no such charges in the first quarter of 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $22.3 million, or 29.0% of net sales, for the first quarter of 2005 compared to $20.3 million, or 23.6% of net sales, for the first quarter of 2004.  The increase in selling, general and administrative expenses is attributed to higher costs associated with Sarbanes-Oxley Act of 2002 compliance and higher legal fees associated with obtaining and protecting our intellectual property rights.  We experienced higher advertising and promotion costs as we continue to promote DSView3 and other products introduced in late Q4 2004 and Q1 2005.

We expect our selling, general and administrative expenses to be flat in the second quarter of 2005 as compared to the first quarter of 2005. We expect costs of Sarbanes-Oxley compliance to decline in the second quarter of 2005; however we plan to continue to invest more in promoting our brand and our new products.  In addition, legal costs are expected to rise in the second quarter of 2005 as one of our patent protection cases is scheduled for trial during the second quarter of 2005.

Amortization of intangible assets.  Amortization of $6.6 million in the first quarter of 2005 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  Amortization of $4.8 million in the first quarter of 2004 is comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti and Crystal Link.  The increase in amortization expense relates primarily to the addition of intangibles from the three acquisitions completed during 2004.

Net investment income.  Net investment income increased to $2.1 million in the first quarter of 2005 as compared to $1.2 million in the first quarter of 2004.  The improved results were the result of higher interest rates on investments resulting in higher returns for the first quarter of 2005.

Net realized investment losses.  Net realized investment losses increased from $64,000 in the first quarter of 2004 to $177,000 in first quarter of 2005.

Other expense, net.  Net other expense improved from an expense of $50,000 in the first quarter of 2004, to income  of $61,000 in the first quarter of 2005.

Provision for income taxes.  The provision for income taxes was approximately $319,000 for the first quarter of 2005, compared to $1.7 million in the first quarter of 2004.  The effective tax rate in the first quarter of 2005 was approximately 14.8% compared to an effective tax rate of approximately 16.4% in the first quarter of 2004.  The reduction in our effective tax rate was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.   As a result of lower than expected earnings in the U.S. in the first quarter, the pre-tax profit attributable to the International operations was higher than that experienced in recent quarters.  Our international operations in Ireland are generally taxed at lower income tax rates than our U.S. operations. In addition, the provision for income taxes for the first quarter of 2005 was reduced by approximately $133,000 related to a tax benefit expected to be realized from the settlement of a tax contingency.

                Net income.  Net income for the first quarter of 2005 was $1.8 million compared to $8.5 million for the first quarter of 2005, as a result of the above factors, including the decrease in our revenues and our margins, increases in selling, general and administrative charges and research and development expenses and the increase in intangible amortization  expense as a result of our latest acquisitions.  Net income as a percentage of sales for the first quarter of 2005 was 2.4%, compared to 9.9% for the first quarter of 2004.

Liquidity and Capital Resources

                As of April 1, 2005, our principal sources of liquidity consisted of $324 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

                Our operating activities generated cash of over $10 million in the first three months of 2005, compared to approximately $13 million in the first three months of 2004.  The reduction in positive cash flow is the result of a decrease in earnings combined with an increase in inventories.  Inventories increased from $21.2 million at December 31, 2004 to $24.3 million at April 1, 2005.  The increase in inventory was primarily the result of adding inventory related to our recent product introductions and in anticipation of expected higher sales.  Accordingly, as a result of the lower sales volume and the increased inventories, our inventory turns declined to 5.5 for the first quarter of 2005 from 6.2 in the first quarter of 2004.  We will continue to monitor our inventory closely and expect our inventory turns to return to a more normal level as sales volume increases.  Our decrease in receivables positively impacted cash flows for the quarter as accounts receivable decreased from $60.9 million at December 31, 2004 to $50.0 million at April 1, 2005.  Although our receivables balanced declined, our DSOs increased to 59 days, slightly better than our goal of 60 days. DSOs increased as a result of the increasing sales that occurred late in the first quarter of 2005.  However, our accounts receivable aging remains strong, with only 1% of the balance greater than 30 days past due.   A decline in accrued compensation and accounts payable also affected cash flow from operations for the first quarter of 2005.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of April 1, 2005, we had approximately $22.5 million of such commitments.  None of our expected purchase commitments require payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

We repurchased 700,000 shares of our common stock for a total cost of approximately $21.9 million during first quarter of 2005 under the stock repurchase program approved by our Board of Directors during the fourth quarter of 2004.  During the period April 2, 2005 through May 2, 2005 we repurchased an additional 275,000 shares under this program at a total cost of approximately $6.9 million. On April 29, 2005, our Board of Directors authorized the repurchase of an additional two million shares of our common stock to be repurchased under the stock repurchase program. A total of four million shares have been authorized for repurchase under the program, of which approximately 1.1 million shares had been repurchased as of May 2, 2005.

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all currently outstanding stock options with an exercise price of greater than $25.00 which are unvested on December 25, 2005.  Under the provisions of APB 25, we estimate that there will be no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher than the closing price of our common stock as of the modification date.  As a result of the Board’s action, stock options to purchase approximately 1.1 million shares of our common stock will become exercisable effective December 25, 2005.  The exercise prices of the affected stock options range from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14. We expect the acceleration of these stock options to reduce compensation expense that would have been recorded in future periods following the adoption of SFAS 123R on January 1, 2006.  We estimate that we will save approximately $13 million in future compensation expense based on our plan to accelerate the vesting of stock options.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of April 1, 2005, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the first quarter of 2005.

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

We participate in cooperative advertising and market development programs with certain distributors and OEMs. We use these programs to reimburse distributors and OEMs for the actual costs of advertising, and in general, allow distributors and OEMs credits up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

•                                            We hold investments in various publicly traded debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against investments in the first quarter of 2005 or 2004.

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

•                                          As required by SFAS No. 142 Goodwill and Other Intangible Assets, we test for impairment of goodwill at least annually. Our annual test for goodwill impairment, performed in the fourth quarter of 2004 and 2003, determined that no adjustment for impairment was required.  Our testing indicated that the fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during the first quarter of 2005 or 2004.

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

Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123. Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.  We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123. Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15 million for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed above.  Following this acceleration we believe the balance to be expensed in future periods would be reduced to approximately $2 million for currently outstanding stock options under the SFAS 123 methodology.

On October 22, 2004, the American Jobs Creation Act of 2004 became law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006. We do not expect this change to have a material impact on our effective tax rate or provision for taxes.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation will reduce our effective rate in future periods as the deduction is taken on our tax returns.

The legislation also provides for the optional repatriation of earnings from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We have not yet initiated an analysis nor determined if we will repatriate any overseas earnings pursuant to this provision.  If our intention to permanently reinvest overseas earnings in our overseas operations changes and we decide to repatriate any of the earnings to the U.S., we would incur additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at April 1, 2005. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of April 1, 2005, we had one open forward contract with a fair value of zero..

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of April 1, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended April 1, 2005 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. However, we did extend our ERP system to our location in San Jose, California, which has enhanced our internal control over financial reporting through the automation and standardization of certain controls and processes, as all of our financially significant locations are now operating under the same ERP system. We also created a new corporate treasurer position during the first quarter of 2005 to provide enhanced oversight of our investments, tax planning, and risk management activities.

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

In September 2003, Raritan petitioned the United States Supreme Court for a Writ of Certiorari to review the Court of Appeals decision.  The Supreme Court declined to review Raritan’s petition in December 2003, and the case was sent back to the United States District Court for the Southern District of New York. A Markman hearing on claims construction was held in February 2005. This case is currently scheduled for trial in May 2005.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, to purchase up to two million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  The plan has no expiration date. Details of purchases made during the quarter ended April 1, 2005 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan (1)

January 1, 2005 — January 31, 2005	195,600	$36.04	295,600	1,704,400
February 1, 2005 — February 28, 2005	154,400	$35.41	450,000	1,550,000
March 1, 2005 — April 1, 2005	350,000	$26.70	800,000	1,200,000

Totals	700,000	$31.23

(1)   Does not include the additional two million shares approved by our Board of Directors for our stock repurchase program on April 29, 2005. A total of four million shares is now authorized to be repurchased under the board approved program.

Item 6.    Exhibits.

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

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	May 9, 2005	/s/ Douglas E. Pritchett
Douglas E. Pritchett
Executive Vice President of Finance, Chief Financial
Officer and Assistant Secretary (Principal Financial Officer)