Form 10-Q
period 2005-07-01
AVOCENT CORP
filed 2005-08-09
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2005 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to /

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

As of August 2, 2005, the number of outstanding shares of the Registrant’s Common Stock was 48,980,729

AVOCENT CORPORATION

FORM 10-Q

July 1, 2005

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net sales	$89,538	$87,796	$166,343	$173,881
Cost of sales	36,711	37,196	69,934	73,179
Gross profit	52,827	50,600	96,409	100,702

Research and development expenses	14,388	11,226	28,855	20,654
Acquired in-process research and development expense	—	21,720	—	28,210
Selling, general and administrative expenses	24,025	22,037	46,305	42,372
Amortization of intangible assets	6,623	6,412	13,245	11,174
Total operating expenses	45,036	61,395	88,405	102,410

Income (loss) from operations	7,791	(10,795)	8,004	(1,708)

Income from settlement of lawsuit	5,000	—	5,000	—
Net investment income	2,260	1,046	4,316	2,297
Net realized investment losses	(206)	(104)	(383)	(168)
Other expense, net	(115)	(98)	(54)	(148)

Income (loss) before income taxes	14,730	(9,951)	16,883	273
Provision for income taxes	3,631	3,441	3,950	5,122

Net income (loss)	$11,099	$(13,392)	$12,933	$(4,849)

Earnings (loss) per share:
Basic	$0.22	$(0.27)	$0.26	$(0.10)
Diluted	$0.22	$(0.27)	$0.25	$(010)

Weighted average shares used in computing earnings per share:
Basic	49,475	49,065	49,859	48,958
Diluted	50,417	49,065	50,819	48,958

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	July 1, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$38,066	$44,724
Investments maturing within one year	212,985	195,075
Accounts receivable, net	53,083	60,948
Inventories, net	22,807	21,232
Other current assets	8,203	5,923
Deferred tax assets, net	6,377	6,720
Total current assets	341,521	334,622
Investments	64,551	90,217
Property held for lease, net	1,232	1,330
Property and equipment, net	39,221	39,896
Goodwill	269,992	269,892
Other intangible assets, net	20,896	33,981
Other assets	893	843
Total assets	$738,306	$770,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,538	$9,171
Accrued wages and commissions	9,968	12,197
Accrued liabilities	18,355	15,661
Income taxes payable	9,426	8,494
Other current liabilities	1,486	1,106
Total current liabilities	45,773	46,629

Deferred tax liabilities, net	3,644	8,985
Other non-current liabilities	1,733	1,870
Total liabilities	51,150	57,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of July 1, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, July 1, 2005 – 50,799 shares issued and 48,924 outstanding; December 31, 2004 – 50,332 shares issued and 50,232 outstanding	51	50
Additional paid-in capital	1,085,851	1,075,171
Accumulated other comprehensive loss	(560)	(56)
Deferred compensation	(1,019)	(2,038)
Accumulated deficit	(342,919)	(355,852)
Treasury stock, at cost; July 1, 2005 – 1,875 shares; December 31, 2004 – 100 shares	(54,248)	(3,978)
Total stockholders’ equity	687,156	713,297
Total liabilities and stockholders’ equity	$738,306	$770,781

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	July 1, 2005	July 2, 2004

Cash flows from operating activities:
Net income (loss):	$12,933	$(4,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,278	2,993
Amortization of intangible assets	13,245	11,174
Stock-based compensation	1,019	2,864
Acquired in-process research and development expenses	—	28,210
Amortization of premiums on investments	650	2,101
Net loss on sales of investments	383	168
Income tax benefit from exercise of stock options	2,131	2,256
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	7,863	(3,465)
Inventories, net	(1,575)	(555)
Other assets	(2,636)	1,619
Accounts payable	(2,625)	(3,840)
Accrued wages and commissions	(2,229)	(1,659)
Accrued liabilities	3,193	(60)
Income taxes, current and deferred	(4,323)	(4,415)
Net cash provided by operating activities	31,307	32,542

Cash flows from investing activities:
Purchase of OSA, net of cash received (1)	—	(47,179)
Purchase of Crystal Link, net of cash received (1)	—	(3,311)
Purchases of property and equipment	(2,603)	(3,690)
Purchases of investments	(135,947)	(108,898)
Maturities and proceeds from sales of investments	142,429	124,836
Net cash provided by (used in) investing activities	3,879	(38,242)

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	—	(1,798)
Proceeds from employee stock option exercises	6,440	7,803
Proceeds from employee stock purchase plan	2,108	1,371
Purchases of treasury stock	(50,270)	—
Net cash (used-in) provided by financing activities	(41,722)	7,376

Effect of exchange rate changes on cash and cash equivalents	(122)	126

Net (decrease) increase in cash and cash equivalents	(6,658)	1,802
Cash and cash equivalents at beginning of period	44,724	76,492
Cash and cash equivalents at end of period	$38,066	$78,294

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

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the three and six months ended July 1, 2005 and July 2, 2004.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2004, which is on file with the Securities and Exchange Commission. The balance sheet presented in the accompanying financial statements for December 31, 2004, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2004.

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

Note 2.   Inventories

Inventories consisted of the following at:

	July 1, 2005	December 31, 2004

Raw materials	$5,003	$4,411
Work-in-process	440	356
Finished goods	17,364	16,465
Inventories, net	$22,807	$21,232

Inventories above have been reduced by reserves for excess and obsolete inventories of $4,701 and $3,785 as of July 1, 2005 and December 31, 2004, respectively.

Note 3.   Stock Options and Deferred Compensation

Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on July 1, 2000, $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001 and $6,350 of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $510 for the three months ended July 1, 2005 and $2,143 for the three months ended and July 2, 2004.  Amortization of deferred compensation totaled $1,019 for the six months ended July 1, 2005 and $2,864 for the six months ended July 2, 2004.

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 380 shares during the six months ended July 1, 2005 and 436 shares during the six months ended July 2, 2004.  Total proceeds received from these option exercises were $6,440 for the six months ended July 1, 2005 and $7,803 for the six months ended July 2, 2004. Common stock issued under our Employee Stock Purchase Plan (“ESPP”) totaled 87 shares during the six months ended July 1, 2005 and 89 shares during the six months ended July 2, 2004.  Total proceeds received from the shares issued under the ESPP were $2,108 for the six months ended July 1, 2005 and $1,371 for the six months ended July 2, 2004.

Stock repurchases — During the fourth quarter of 2004 our Board of Directors approved a stock re-purchase plan and we have purchased shares on the open market through various brokers under the approved plan. We repurchased 1,075 shares of our common stock during the quarter ended July 1, 2005 at a cost totaling $28,408. We repurchased 1,775 shares of our common stock during the six months ended July 1, 2005 at a cost totaling $50,270.  We may repurchase a total of 4,000 shares under the plan.  We have repurchased 1,875 shares under the plan since the approval of the plan in 2004.

Note 4.   Accumulated Other Comprehensive Loss

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income for the first six months of 2005 of $12,429 consists of $12,933 of net income, $242 of unrealized losses on investments (net of deferred income taxes) and $262 of foreign currency translation loss.  Comprehensive loss for the first six months of 2004 of $5,242 consists of $4,849 of net loss, $519 of unrealized losses on investments (net of deferred income taxes) and $126 of foreign currency translation gain.  As of July 1, 2005 and December 31, 2004, total accumulated other comprehensive loss was ($560) and ($56), respectively.

Note 5.   Earnings (loss) per Share

	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
For the three months ended July 1, 2005
Basic EPS
Net income available to common stockholders	$11,099	49,475	$0.22
Effect of Dilutive Securities
Stock options	—	942	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$11,099	50,417	$0.22

For the three months ended July 2, 2004
Basic EPS
Net loss available to common stockholders	$(13,392)	49,065	$(0.27)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(13,392)	49,065	$(0.27)

For the six months ended July 1, 2005
Basic EPS
Net income available to common stockholders	$12,933	49,859	$0.26
Effect of Dilutive Securities
Stock options	—	960	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$12,933	50,819	$0.25

For the six months ended July 2, 2004
Basic EPS
Net loss available to common stockholders	$(4,849)	48,958	$(0.10)
Effect of Dilutive Securities
Stock options	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(4,849)	48,958	$(0.10)

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,634 and 2,636 for the three and six months ended July 1, 2005, respectively.  For the three and six months ended July 2, 2004, options to purchase 7,907 shares of common stock were outstanding but were not included in the computation of diluted net loss per share as inclusion of these options would have been anti-dilutive.

Note 6.   Sales by Geographic Region

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report net sales by geographic region, as well as by customer type.  Following is a presentation of net sales by geographic region and by customer type for the three and six months ended July 1, 2005 and July 2, 2004:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net sales:
United States	$52,786	$52,860	$92,750	$104,050
Rest of the World	36,752	34,936	73,593	69,831
	$89,538	$87,796	$166,343	$173,881

	For the Three Months Ended		For the Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net sales:
Branded	$45,796	$49,990	$82,523	$100,699
OEM	43,742	37,806	83,820	73,182
	$89,538	$87,796	$166,343	$173,881

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of sales in the first six months of 2004.  No other country accounted for more than 10% of sales in the first six months of either 2005 or 2004.

As of July 1, 2005, long-lived assets totaled $331,341, which includes $311,605 held in the U.S. and $19,736 held outside of the U.S.  As of December 31, 2004, long-lived assets totaled $345,099, which includes $324,417 held in the U.S. and $20,682 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of operations.  As of July 1, 2005, we had one 30 day open forward contract, maturing on July 27, 2005, with a fair value of ($6).

Note 8.   Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	July 1, 2005		December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$80,560	$71,139	$80,560	$62,293
Patents and trademarks	21,741	16,707	21,508	14,318
Customer base and certifications	6,483	2,758	6,483	1,961
Non-compete agreements	5,793	4,036	5,793	3,070
Other	1,814	855	1,814	535
	$116,391	$95,495	$116,158	$82,177

For the three months ended July 1, 2005 and July 2, 2004, amortization expense for other intangible assets was $6,623 and $6,412, respectively. For the six months ended July 1, 2005 and July 2, 2004, amortization expense for other intangible assets was $13,245 and $11,174, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2005 (remaining six months)	$6,500
2006	$9,400
2007	$3,500
2008	$1,100
2009	$396

For the six months ended July 1, 2005, we recorded $100 of additional goodwill related to the Crystal Link Technologies acquisition.

Note 9.  Product Warranties

The activity within the liability for warranty returns for the six months ended July 1, 2005 was as follows:

2005

Balance, January 1, 2005	$2,760

Accruals for product warranties issued during the period	181

Settlements made during the period	(126)

Balance, July 1, 2005	$2,815

Deferred revenue related to our extended warranty program was $1,781 for the six months ended July 1, 2005.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $414 for the six months ended July 1, 2005.  In addition, we recorded new extended warranties of $530 during the six months ended July 1, 2005.

Note 10.  Income Taxes

The provision for income taxes was $3,950 for the six months ended July 1, 2005, compared to $5,122 for the six months ended July 2, 2004.  The decrease in the effective tax rate is primarily attributable to the impact of $21,720 of acquired in-process research and development expense recorded during the second quarter of 2004 as a result of the acquisition of OSA and is not deductible for tax purposes.

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

In May 2005, we settled the patent infringement lawsuit with Raritan. Under the terms of the agreement, we licensed certain patents to Raritan, and the parties entered into a worldwide, five-year litigation stand-still agreement that resolves all claims between the parties. The terms of the settlement called for an initial lump sum payment of $5,000 related to past product sales by Raritan and settlement of the lawsuit and 20 consecutuve quarterly royalty payments to be the greater of $750 or a fixed percentage of covered product revenues.  During the quarter ended July 1, 2005, we recorded the lump sum payment of $5,000 received at the settlement in other income and recorded the first quarterly royalty installment of $1,063 in net revenues.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case.  This ruling was issued in June 2005 and we expect our case to become active again during the third quarter of 2005.

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

	Three Months ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net income (loss) — as reported	$11,099	$(13,392)	$12,993	$(4,849)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	510	2,098	1,019	2,774
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,717	10,873	12,643	18,041
Net income (loss) — pro forma	$3,892	$(22,167)	$1,369	$(20,116)

Basic earnings (loss) per share — as reported	$0.22	$(0.27)	$0.26	$(0.10)
Basic earnings (loss) per share — pro forma	$0.08	$(0.45)	$0.03	$(0.41)
Diluted earnings (loss) per share — as reported	$0.22	$(0.27)	$0.25)	$(0.10)
Diluted earnings (loss) per share — pro forma	$0.08	$(0.45)	$0.03	$(0.41)

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

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	1.5 - 4.5	1.0 - 4.5	1.5 - 4.5	4.5
Expected volatility	45.1%	42.0%	45.1 - 47.0%	42.0 – 55.0%
Risk-free interest rate	3.16 - 3.84%	1.23 – 3.54%	3.16 - 3.84%	1.23 – 2.79%

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all currently outstanding stock options with an exercise price of greater than $25.00 which are unvested on December 25, 2005.  Under the provisions of APB 25, we estimate that there will be no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher that the closing price of our common stock as of the modification date.  As a result of the Board’s action, we estimate that stock options to purchase approximately 1,100 shares of our common stock will become exercisable effective December 25, 2005.  The exercise prices of the affected stock options range from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14.

Our stockholders approved the adoption of the Avocent Corporation 2005 Equity Incentive Plan at the 2005 stockholders meeting held in June 2005.  Under the 2005 Equity Incentive Plan, an additional 2,500 shares of our common stock are reserved for issuance.  We expect to file a registration statement on Form S-8 to register the shares authorized for issuance under this plan during the third quarter of 2005.  The 2005 plan allows for the issuance of stock options, restricted stock, phantom stock, stock units, performance shares, and stock grants as forms of equity compensation for directors, employees and service providers.  Unissued and forfeited shares from our other equity plans were rolled into the 2005 plan and are available for issuance under the terms of the 2005 plan.  We issued 335 stock options in June 2005 under the 2005 plan.

Note 13. Certain Transactions

During the three months ended July 1, 2005, we recorded approximately $1,300 in severance accruals related to the closing of three satellite research and development sites and certain other headcount reductions in our research and development and sales groups.  We recorded approximately $800 of the severance accruals within research and development expense and approximately $500 of the severance accruals within selling, general and administrative expense.  There were no similar charges in the three and six months ended July 2, 2004.

Note 14. Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123. Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share.  We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.  Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15,000 for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed in note 12.  Following this acceleration we believe the balance to be expensed in future periods will be reduced to approximately $2,000 for currently outstanding stock options under the SFAS 123 methodology.

On October 22, 2004, the American Jobs Creation Act of 2004 became law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006.  We do not expect this change to have a material impact on our effective tax rate or provision for taxes in 2005.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by this Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation will reduce our effective rate in future periods as the deduction is taken on our tax returns.  We do not expect the deduction to have a material impact on our effective tax rate or income tax provision in 2005.

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

Note 15. Subsequent Events

During the period from July 2, 2005 through August 2, 2005, we repurchased 200 additional shares of our common stock on the open market under our Board approved stock repurchase program, for a total cost of $5,923.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR ABILITY TO GENERATE GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR REVENUES, GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES AND OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE THIRD QUARTER OF 2005; STATEMENTS REGARDING OUR SARBANES-OXLEY COMPLIANCE COSTS; STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT LITIGATION CASES; AND STATEMENTS REGARDING THE IMPACT OF SFAS 123R ON OUR RESULTS OF OPERATIONS AND EARNINGS PER SHARE.

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

Our DSSeries® switches combine analog and digital connections, serial connectivity, and external modem support in one switch. These appliances integrate our KVM over IP switching technology and CAT 5 connectivity.  IT managers and network administrators gain worldwide access and control of their servers and serial devices and can track them all from a single computer screen.  In addition, we provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and mid-size businesses. Our connectivity solutions include products and technologies sold or licensed under the Avocent, Cybex, and Equinox brands, including our AMX™, AutoView™, Cstation™, DSView®, DS Series, LongView™, OutLook®, SuperSerial, SwitchView® , Emerge™, SonicAdmin™, and SonicSentinel™ products.

We market and sell our products around the world to a diversified group of original equipment manufacturers (OEMs) dealers, distributors, resellers, and end users, primarily through our sales and customer support staff, advertisements in trade publications, and participation in major industry trade shows.

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 50% of sales in the first six months of 2005 and 42% of sales in the first six months of 2004.  Sales to our branded customers accounted for 50% of sales in the first six months of 2005 and 58% of sales in the first six months of 2004. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 62% of sales in the first six months of 2005 and 64% of sales in the first six months of 2004.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 59% of sales in the first six months of 2005 and 60% of sales in the first six months of 2004.  Sales outside of the United States accounted for 41% of sales in the first six months of 2005 and 40% of sales in the first six months of 2004.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of our sales in the first six months of 2004.  No other country accounted for more than 10% of sales in the first six months of either 2005 or 2004.

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

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all currently outstanding stock options with an exercise price of greater than $25.00 which are unvested on December 25, 2005.  Under the provisions of APB 25, we estimate that there will be no compensation expense related to accelerating these options because the options affected by the acceleration had exercise prices higher that the closing price of our common stock on the modification date.  As a result of the Board’s action, stock options to purchase approximately 1.1 million shares of our common stock will become exercisable effective December 25, 2005.  The exercise prices of the affected stock options range from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14.

Also on April 29, 2005, our Board of Directors authorized the repurchase of an additional 2.0 million shares of our common stock to be repurchased under the stock repurchase program. A total of 4.0 million shares is authorized to be repurchased under the Board approved program, 1.9 of which had been repurchased since the inception of the repurchase program.

Our stockholders approved the adoption of the Avocent Corporation 2005 Equity Incentive Plan at the 2005 stockholders meeting held in June 2005.  Under the 2005 Equity Incentive Plan, an additional 2.5 million shares of our common stock are reserved for issuance.  We expect to file a registration statement on Form S-8 to register the shares authorized for issuance under this plan during the third quarter of 2005.  The 2005 plan allows for the issuance of stock options, restricted stock, phantom stock, stock units, performance shares, and stock grants as forms of equity compensation for directors, employees and service providers.  Unissued and forfeited shares from our other equity plans were rolled into the 2005 plan and are available for issuance under the terms of the 2005 plan.  We issued 335,000 stock options in June 2005 under the 2005 plan. We believe equity incentive awards are an important element of our compensation and benefits programs to attract and retain talented and skilled employees and directors.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	41.0	42.4	42.0	42.1
Gross profit	59.0	57.6	58.0	57.9
Operating expenses:
Research and development expenses	16.1	12.8	17.3	11.9
Acquired in-process research and development expense	—	24.7	—	16.2
Selling, general and administrative expenses	26.8	25.1	27.8	24.4
Amortization of intangible assets	7.4	7.3	8.0	6.4
Total operating expenses	50.3	69.9	53.1	58.9
Income (loss) from operations	8.7	(12.3)	4.9	(1.0)
Income from settlement of lawsuit	5.6	—	3.0	—
Net investment income	2.5	1.2	2.6	1.3
Net realized investment losses	(0.2)	(0.1)	(0.2)	(0.1)
Other expense, net	(0.1)	(0.1)	(0.1)	(0.1)
Income (loss) before income taxes	16.5	(11.3)	10.2	0.1
Provision for income taxes	4.1	3.9	2.4	2.9
Net income (loss)	12.4%	(15.2)%	7.8%	(2.8)%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, IPMI, extension and remote access and management solutions and royalties from licensing our intellectual property.  Net sales increased 2% to $89.5 million for the second quarter of 2005 from $87.8 million for the second quarter of 2004 as a result of various factors.  One factor was the increase in OEM sales in the second quarter of 2005 as compared to the second quarter of 2004.  OEM sales were approximately $5.9 million higher in the second quarter of 2005 as compared to the second quarter of 2004.  Revenues from one of our major OEM customers, which were lower than anticipated in the first quarter of 2005, returned to expected levels during the second quarter of 2005.  Revenues from our Manageability Solutions group, which includes embedded KVM offerings and our IPMI management solutions, contributed approximately $5 million in the second quarter of 2005, compared to $1 million in the second quarter of 2004.  We also recorded approximately $1.1 in royalty revenue during the second quarter of 2005 as part of the settlement of our patent infringement lawsuit against Raritan.  Sales of our digital products continued to increase and represented 53% of our revenue in the second quarter of 2005 as compared to 47% of our revenue in the second quarter of 2004. Partially offsetting the growth from these areas of our business, branded sales declined $4.2 million in the second quarter of 2005 as compared to the second quarter of 2004, as a result of the continuing impact early in the second quarter of problems associated with the DSView3 product launch early in the first quarter of 2005.  However, our branded revenues showed significant improvement from the first quarter of 2005 as the DSView re-launch and training programs initiated late in first quarter of 2005 began to take effect later in the second quarter of 2005.

OEM sales grew 16% from $37.8 million in the second quarter of 2004 to $43.7 million in the second quarter of 2005.  OEM sales were 49% of sales for the second quarter of 2005, compared to 43% of sales for the second quarter of 2004.  Branded sales declined 9% from $50.0 million in the second quarter of 2004 to $45.8 million in the second quarter of 2005.  As a percentage of sales, branded sales accounted for 51% of sales in the second quarter of 2005 and 57% of revenue in the second quarter of 2004.

Sales within the United States declined slightly to $52.8 million in the second quarter of 2005 from $52.9 million in the second quarter of 2004.  International sales increased 5%, to $36.7 million in the second quarter of 2004 from $34.9 million in the second quarter of 2004.  Sales within the United States were 59% of sales for the second quarter of 2005 and 60% of sales for the second quarter of 2004.  International sales were 41% of sales for the second quarter of 2005 and 40% of sales for the second quarter of 2004.

Net sales decreased 4% to $166.3 million for the first six months of 2005 from $173.9 million for the first six months of 2004, primarily as a result of the issues related to the revenue shortfall in the first quarter of 2005 as compared to the first quarter of 2004.   However, the six month results benefited from the sequential rebound in revenue during the second quarter of 2005, as discussed above.  Sales within the United States decreased by approximately 11% to $92.8 million in the first six months of 2005 from $104.1 million in the first six months of 2004.  International sales increased approximately 5% to $73.6 million in the first six months of 2005 from $69.8 million in the first six months of 2004.  Additionally, sales to our branded customers decreased 18% to $82.5 million in the first six months of 2005 from $100.7 in the first six months of 2004, while sales to our OEM customers increased 15% to $83.8 million in the first six months of 2005 from $73.2 in the first six months of 2004.

Our outlook for the third quarter of 2005 is cautious but positive.  We remain positive about the repositioning of our product platforms, but we see some concern in certain market sectors regarding general economic conditions.  In addition, the market remains competitive with increased levels of spending by our competitors on advertising and promotions.  Considering these factors, we believe our revenues will be $94 million to $98 million in the third quarter of 2005.  This estimate includes the ongoing quarterly royalty payment from Raritan.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; the level of our outsourcing of manufacturing and assembly services; and the result of royalty revenue, which typically has no associated cost of goods sold.    Gross margin improved to 59.0% in the second quarter of 2005 as compared to 57.6% in the second quarter of 2004.  Gross margins were positively affected by the $1.1 million of Raritan royalty revenue recorded during the second quarter of 2005.  Our digital, embedded, and IPMI revenues all increased as well.  These product lines typically have higher margins compared to our other product lines.  Gross margin increased slightly to 58.0% for the first six months of 2005 from 57.9% for the first six months of 2004, primarily as a result of the higher digital, embedded, IPMI, and royalty revenues for the first half of 2005, which offset the lower gross margins we experienced in the first quarter of 2005 as a result of our lower than expected revenue.

We expect gross margins to remain in the 59% range for the third quarter of 2005.  We expect the continuing growth of revenue from our digital products and higher revenues from our embedded solutions will continue to be sufficient to offset price declines and competitive pressures.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $14.4 million, or 16.1% of net sales, in the second quarter of 2005 compared to $11.2 million, or 12.8% of net sales, for the second quarter of 2004.  The increase in the amount spent on research and development can be attributed to an increase in headcount, and new projects and products under development.  Additionally, we recorded almost $800,000 of severance accruals in the second quarter of 2005 related to the closing of three satellite research and development sites.  After an in-depth review of our ongoing and planned research and development programs, we decided to close our offices in Chelmsford, Massachusetts, Phoenix, Arizona and Steinhagen, Germany.  Research and development expenses for the first six months of 2005 increased to $28.9 million from $20.7 million for the first six months of 2004 primarily as a result of the additional headcount from the acquisitions completed in 2004, as well as for the reasons listed for the quarter.  As a percentage of net sales, year-to-date research and development expenses increased to 17.3% from 11.9%.

We have implemented plans to contain our research and development spending, but due to the timing of these changes, most of the impact will not be realized until the fourth quarter of 2005.  In light of the current levels of commitment in place for the third quarter, we expect research and development spending to be approximately $700,000 to $1.2 million lower in the third quarter of 2005 compared to the second quarter of 2005.

Acquired in-process research and development expense.  Acquisition related expenses in the second quarter of 2004 were comprised solely of the write-off of $21.7 million of in-process research and development expense related to the acquisition of OSA. Acquisition related expenses in the first six months of 2004 also include the write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link. There were no such charges in the first six months of 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $24.0 million, or 26.8% of net sales, for the second quarter of 2004 compared to $22.0 million, or 25.1% of net sales, for the second quarter of 2004.  The increase in selling, general and administrative expenses is primarily related to higher legal fees associated with protecting our intellectual property rights. We also experienced higher advertising and promotion costs as we continue to promote our new digital products and other new products introduced since the end of 2004.  Selling, general and administrative costs in the second quarter of 2005 also included severance accruals of approximately $500,000 related to certain headcount reductions.  Year-to-date selling, general, and administrative expenses increased to

$46.3 million, or 27.8% of net sales for 2005, from $42.4 million, or 24.4% of year-to-date net sales in 2004, as a result of the factors mentioned above.

We expect our selling, general and administrative expenses to be approximately $1 million lower in the third quarter of 2005 when compared sequentially to the second quarter of 2005.  Legal fees associated with our patent litigation should decline as we settled the lawsuit against Raritan during the second quarter of 2005.  However, we expect a slight increase in legal fees associated with other patent litigation.

Amortization of intangible assets.  Amortization of $6.6 million in the second quarter of 2005 was comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility. Amortization of $6.4 million in the second quarter of 2004 was comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, and OSA.  The increase in amortization expense relates primarily to the addition of intangibles from the three acquisitions completed during 2004. Amortization expense increased from $11.2 million in the first six months of 2004 to $13.2 million in the first six months of 2005 as a result of the factors mentioned above.  Amortization expense in the third quarter of 2005 is expected to decline slightly when compared to the amount from the second quarter of 2005.

Income from settlement of lawsuit.  The $5 million of income from the settlement of lawsuit in the second quarter and six months to date of 2005 is comprised entirely of the payment received in May 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc. The terms of the settlement called for an initial payment of $5 million, related to past product sales by Raritan and settlement of the lawsuit.

Net investment income.  Net investment income increased to $2.3 million in the second quarter of 2005 compared to $1.0 million in the second quarter of 2004.  The improved results were the result of higher interest rates on investments and higher amounts invested from cash generated from operations.  Net investment income increased from $2.3 million in the first six months of 2004 to $4.3 million in the first six months of 2005 as a result of the factors mentioned above.

Net realized investment losses.  Net realized investment losses increased from $104,000 in the second quarter of 2004 to $206,000 in second quarter of 2005.  Net realized investment losses increased from $168,000 in the first six months of 2004 to $383,000 in first six months of 2005.  The increase resulted from certain sales of investments prior to maturity to fund our ongoing share repurchase program.

Other expense, net.  Net other expense increased slightly from $98,000 in the second quarter of 2004, to $115,000 in the second quarter of 2005. For the first half of the year, net other expense improved from $148,000 in the first six months of 2004 to $54,000 in the first six months of 2005.

Provision for income taxes.  The provision for income taxes was approximately $4.0 million in the first six months of 2005, compared to $5.1 million for the six months ended July 2, 2004.  The decrease in the effective tax rate is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense recorded during the second quarter of 2004 as a result of the acquisition of OSA, which is not deductible for tax purposes.

Net income (loss).  Net income for the second quarter of 2005 was $11.1 million compared to a net loss of $13.4 million for the second quarter of 2004, as a result of the above factors.  As a percentage of sales, net income for the second quarter of 2005 was 12.4%, compared to net loss of 15.2% for the second quarter of 2004. For the first half of the year, net income was $12.9 million, or 7.8% of net sales, in 2005, compared to net loss of $4.8 million, or 2.8%, in 2004, as a result of the factors mentioned above.

Liquidity and Capital Resources

As of July 1, 2005, our principal sources of liquidity consisted of over $317 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of over $31.3 million in the first six months of 2005, compared to approximately $32.5 million in the six months of 2004.  The reduction in positive cash flow is the result of a variety of factors, primarily due to an increase in inventories and other assets, and decreases to accounts receivable, accounts payables and accrued compensation.  Inventories increased from $21.2 million at December 31, 2004 to $22.8 million at July 1, 2005.  The increase in inventory was primarily the result of adding inventory related to our recent product introductions.  Our inventory turns declined to 6.4 for the second quarter of 2005, slightly below 6.7 from the second quarter of 2004, but are above the 5.5 level from the first quarter of 2005.  We will continue to monitor our inventory closely and expect our inventory turns to be closer to our stated target of 7.0 turns as sales volume increases.  Our decrease in receivables positively impacted cash flows for the quarter as accounts receivable decreased from $60.9 million at December 31, 2004 to $53.1 million at July 1, 2005.   Our DSOs, or days sales outstanding, increased to 54 days, compared to 50 days from the second quarter of 2004, but were improved from 59 days in the first quarter of 2005, and were better than our goal of 60 days. Our accounts receivable aging remains strong, with less than 1% of the balance greater than 30 days past due.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of July 1, 2005, we had $30.8 million of such commitments.  None of our expected purchase commitments required payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

We repurchased 1.1 million shares of our common stock during the quarter ended July 1, 2005 at a cost totaling $28.4 million. We repurchased 1.8 million shares of our common stock during the six months ended July 1, 2005 at a cost totaling $50.3 million.  During the period July 2, 2005 through August 2, 2005 we repurchased an additional 200,000 shares under this program at a total cost of approximately $5.9 million.  We expect to continue to repurchase shares from time to time to offset the dilution from stock option exercises and to return a portion of our cash and investments to shareholders.

Investments

Our investments consist primarily of bank deposits, money market funds, corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio as of July 1, 2005, one investment was considered to have sustained an other-than-temporary decline, and an impairment charge of approximately $50,000 was recorded during the three months ended July 1, 2005.

Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123. Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to utilize the prospective method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share.  However, we have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123. Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15 million for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed previously.  Following this acceleration we believe the balance to be expensed in future periods would be reduced to approximately $2 million for currently outstanding stock options under the SFAS 123 methodology.

On October 22, 2004, the American Jobs Creation Act of 2004 became law. This legislation repeals export tax benefits, which have historically reduced our effective tax rate. This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006.  We do not expect this change will have a material impact on our effective tax rate or provision for taxes in 2005.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation will reduce our effective rate in future periods as the deduction is taken on our tax returns. We do not expect the deduction to have a material impact on our effective tax rate or income tax provision in 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at July 1, 2005.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of July 1, 2005, we had one 30 day open forward contract, maturing on July 27, 2005, with a fair value of ($6,125).

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of July 1, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended July 1, 2005 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. However, we did automate the approval process for our purchase requisitions within our ERP system during the second quarter of 2005.

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

In May 2005, we settled the patent infringement lawsuit. Under the terms of the agreement, we licensed certain patents to Raritan, and the parties entered into a worldwide, five-year litigation stand-still agreement that resolves all claims between the parties. The terms of the settlement called for an initial payment of $5 million and 20 consecutive quarterly royalty payments to be the greater of $750,000 or a fixed percentage of covered product revenues.  During the quarter ended July 1, 2005, we recorded the payment of $5 million received at the settlement in other income and recorded the first quarterly royalty installment of over $1 million in net revenues.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case. This ruling was issued in June 2005 and we expect our case to become active again during the third quarter of 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to two million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Our Board increased the amount we may repurchase to four million shares in April 2005.  The plan has no expiration date. Details of purchases made during the six months ended July 1, 2005 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan (1)

January 1, 2005 – January 31, 2005	195,600	$36.04	295,600	1,704,400
February 1, 2005 – February 28, 2005	154,400	$35.41	450,000	1,550,000
March 1, 2005 – April 1, 2005	350,000	$26.70	800,000	1,200,000
Quarter ended April 1, 2005	700,000	$31.23

April 2, 2005 – April 29, 2005	275,000	$24.92	1,075,000	2,925,000
April 30, 2005 – May 27, 2005	294,969	$26.07	1,369,969	2,630,031
May 28, 2005 – July 1, 2005	505,031	$27.46	1,875,000	2,125,000
Quarter ended July 1, 2005	1,075,000	$26.43

Totals	1,775,000	$28.32

(1)                                                     Includes additional two million shares approved by our Board of Directors for our stock repurchase program on April 29, 2005. A total of four million shares is now authorized to be repurchased under the board approved program.

Item 4.    Submission of Matters to a Vote of Security Holders.

On June 23, 2005, we held our Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.     Election of Class II Directors.

	Votes for	Votes Withheld
1. John R. Cooper	46,035,640	3,625,413
2. Harold D. Copperman	46,131,959	3,529,094
3. Edwin L. Harper	46,132,159	3,528,894

2.     Approval of the adoption of the 2005 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstained
34,863,888	9,052,905	28,398

Item 5. Other Information.

We have entered into employment and noncompetition agreements with Edward H. Blankenship, Stephen M. Daly, Dudley A. DeVore, Thomas J. Miller, and Eugene F. Mulligan.  These employment and noncompetition agreements detail the terms and conditions of each executive’s employment, severance arrangements, and noncompetition obligations, and are incorporated herein by reference and filed as Exhibits 10.31, 10.32, 10.33, 10.34, and 10.35.

Item 6.    Exhibits.

(a) Exhibits

10.31	Employment and Noncompetition Agreement entered into as of July 19, 2005 by and among Avocent Huntsville Corp., Avocent Corporation, and Edward H. Blankenship.

10.32	Amended and Restated Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Huntsville Corp., Avocent Corporation, and Stephen M. Daly.

10.33	Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Huntsville Corp., Avocent Corporation, and Dudley A. DeVore.

10.34	Employment and Noncompetition Agreement entered into as of May 3, 2005, by and among Avocent Texas L.P., Avocent Corporation, and Thomas J. Miller.

10.35	Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Redmond Corp., Avocent Corporation, and Eugene F. Mulligan.

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 3 IS NOT APPLICABLE AND HAS BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	August 9, 2005	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)