Form 10-Q
period 2005-09-30
AVOCENT CORP
filed 2005-11-08
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes  ☒ No

As of November 2, 2005, the number of outstanding shares of the Registrant’s Common Stock was 48,901,455

September 30, 2005

Item 1.  Financial Statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 30,	Oct. 1,	Sept. 30,	Oct. 1,
	2005	2004	2005	2004

Net sales	$96,708	$91,325	$263,051	$265,206
Cost of sales	39,388	38,200	109,322	111,379
Gross profit	57,320	53,125	153,729	153,827

Research and development expenses	14,640	11,774	43,495	32,428
Acquired in-process research and development expense	—	1,050	—	29,260
Selling, general and administrative expenses	20,764	21,206	67,069	63,578
Amortization of intangible assets	2,731	6,482	15,976	17,656
Total operating expenses	38,135	40,512	126,540	142,922

Income from operations	19,185	12,613	27,189	10,905

Income from settlement of lawsuit	—	—	5,000	—
Net investment income	2,242	1,297	6,558	3,594
Net realized investment losses	(100)	(101)	(483)	(269)
Other income (expense), net	(75)	26	(129)	(122)

Income before income taxes	21,252	13,835	38,135	14,108
Provision for income taxes	4,887	3,013	8,838	8,135

Net income	$16,365	$10,822	$29,297	$5,97315,512

Earnings per share:
Basic	$0.33	$0.22	$0.59	$0.12
Diluted	$0.33	$0.21	$0.58	$0.12

Weighted average shares used in computing earnings per share:
Basic	48,966	49,323	49,550	48,663
Diluted	49,879	50,502	50,524	50,283

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$52,310	$44,724
Investments maturing within one year	211,876	195,075
Accounts receivable, net	57,890	60,948
Inventories, net	21,495	21,232
Other current assets	8,361	5,923
Deferred tax assets, net	4,173	6,720
Total current assets	356,105	334,622
Investments	67,220	90,217
Property held for lease, net	1,183	1,330
Property and equipment, net	38,367	39,896
Goodwill	269,992	269,892
Other intangible assets, net	18,290	33,981
Other assets	894	843
Total assets	$752,051	$770,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,694	$9,171
Accrued wages and commissions	8,411	12,197
Accrued liabilities	19,407	15,661
Income taxes payable	11,697	8,494
Other current liabilities	2,740	1,106
Total current liabilities	50,949	46,629

Deferred tax liabilities, net	735	8,985
Other non-current liabilities	989	1,870
Total liabilities	52,673	57,484

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, September 30, 2005 — 51,289 shares issued and 48,914 outstanding; December 31, 2004 — 50,332 shares issued and 50,232 outstanding	51	50
Additional paid-in capital	1,097,221	1,075,171
Accumulated other comprehensive loss	(763)	(56)
Deferred compensation	(509)	(2,038)
Accumulated deficit	(326,555)	(355,852)
Treasury stock, at cost; September 30, 2005 — 2,375 shares; December 31, 2004 — 100 shares	(70,067)	(3,978)
Total stockholders’ equity	699,378	713,297
Total liabilities and stockholders’ equity	$752,051	$770,781

See notes accompanying these condensed consolidated financial statements

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	September 30, 2005	October 1, 2004

Cash flows from operating activities:
Net income:	$29,297	$5,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,082	4,565
Amortization of intangible assets	15,976	17,656
Stock-based compensation	1,529	4,286
Acquired in-process research and development expenses	—	29,260
Amortization of premiums on investments	695	2,660
Net loss on sales of investments	483	269
Income tax benefit from exercise of stock options	3,871	2,510
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	3,063	(10,384)
Inventories, net	(263)	395
Other assets	(2,853)	142
Accounts payable	(469)	(2,769)
Accrued wages and commissions	(3,786)	(578)
Accrued liabilities	2,115	274
Income taxes, current and deferred	(2,757)	(3,027)
Net cash provided by operating activities	51,983	51,232

Cash flows from investing activities:
Purchase of Sonic Mobility, net of cash received	—	(9,141)
Purchase of OSA, net of cash received (1)	—	(47,179)
Purchase of Crystal Link, net of cash received (1)	—	(3,311)
Purchases of property and equipment	(3,553)	(5,377)
Purchases of investments	(202,245)	(212,883)
Proceeds from sales and maturities of investments	209,431	192,555
Net cash provided by (used in) investing activities	3,633	(85,336)

Cash flows from financing activities:
Repayment of debt assumed at the acquisition of Crystal Link	—	(1,798)
Proceeds from employee stock option exercises	13,675	8,598
Proceeds from employee stock purchase plan	4,505	3,211
Purchases of treasury stock	(66,089)	—
Net cash (used in) provided by financing activities	(47,909)	10,011

Effect of exchange rate changes on cash and cash equivalents	(121)	119

Net increase (decrease) in cash and cash equivalents	7,586	(23,974)
Cash and cash equivalents at beginning of period	44,724	76,492
Cash and cash equivalents at end of period	$52,310	$52,518

(1)          Supplemental disclosure — In addition to the cash paid at the respective closings, we issued 106 shares of our common stock valued at $3,500 to Crystal Link shareholders and 1,229 shares of our common stock valued at $45,831 to OSA shareholders. The issuance of common stock was recorded as non-cash consideration for the acquisition.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share data)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the three and nine months ended September 30, 2005 and October 1, 2004.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

Note 2.          Inventories

Inventories consisted of the following at:

	September 30, 2005	December 31, 2004

Raw materials	$4,170	$4,411
Work-in-process	262	356
Finished goods	17,063	16,465
Inventories, net	$21,495	$21,232

Inventories above have been reduced by reserves for excess and obsolete inventories of $4,838 and $3,785 as of September 30, 2005 and December 31, 2004, respectively.

Note 3.   Stock Options, Deferred Compensation and Stock Repurchases

Deferred compensation — We recorded $41,165 of deferred compensation related to Cybex employee stock options at the time of the merger of Apex and Cybex on September 30, 2000, $2,752 of deferred compensation related to the Equinox employee stock options at the time of the acquisition on January 3, 2001 and $6,350 of deferred compensation related to the OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation is being amortized over the vesting period of the options for which it was recorded. Amortization of deferred compensation totaled $510 for the three months ended September 30, 2005 and $1,421 for the three months ended and October 1, 2004.  Amortization of deferred compensation totaled $1,529 for the nine months ended September 30, 2005 and $4,286 for the nine months ended October 1, 2004.

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 776 shares during the nine months ended September 30, 2005 and 492 shares during the nine months ended October 1, 2004.  Total proceeds received from these option exercises were $13,675 for the nine months ended September 30, 2005 and $8,598 for the nine months ended October 1, 2004. Common stock issued under our Employee Stock Purchase Plan (“ESPP”) totaled 181 shares during the nine months ended September 30, 2005 and 204 shares during the nine months ended October 1, 2004.  Total proceeds received from the shares issued under the ESPP were $4,505 for the nine months ended September 30, 2005 and $3,211 for the nine months ended October 1, 2004.

Stock repurchases — During the fourth quarter of 2004 our Board of Directors approved a stock repurchase plan and we have purchased shares on the open market through various brokers under the approved plan. We repurchased 500 shares of our common stock during the quarter ended September 30, 2005 at a cost totaling $15,818. We repurchased 2,275 shares of our common stock during the nine months ended September 30, 2005 at a cost totaling $66,089.  We may repurchase a total of 4,000 shares under the plan.  We have repurchased 2,375 shares under the plan since the approval of the plan in 2004.

Note 4.          Accumulated Other Comprehensive Loss

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income for the first nine months of 2005 of $28,590 consists of $29,297 of net income, $301 of unrealized losses on investments (net of deferred income taxes) and $406 of foreign currency translation loss.  Comprehensive income for the first nine months of 2004 of $5,899 consists of $5,973 of net income, $193 of unrealized losses on investments (net of deferred income taxes) and $119 of foreign currency translation gain.  As of September 30, 2005 and December 31, 2004, total accumulated other comprehensive loss was ($763) and ($56), respectively.

Note 5.          Earnings per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 30, 2005
Basic EPS
Net income available to common stockholders	$16,365	48,966	$0.33
Effect of Dilutive Securities
Stock options	—	913	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$16,365	49,879	$0.33

For the three months ended October 1, 2004
Basic EPS
Net income available to common stockholders	$10,822	49,323	$0.22
Effect of Dilutive Securities
Stock options	—	1,179	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$10,822	50,502	$0.21

For the nine months ended September 30, 2005
Basic EPS
Net income available to common stockholders	$29,297	49,550	$0.59
Effect of Dilutive Securities
Stock options	—	974	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$29,297	50,524	$0.58

For the nine months ended October 1, 2004
Basic EPS
Net income available to common stockholders	$5,973	48,663	$0.12
Effect of Dilutive Securities
Stock options	—	1,620	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$5,973	50,283	$0.12

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,571 and 2,567 for the three and nine months ended September 30, 2005, respectively.  Anti-dilutive options totaled 2,656 and 2,428 for the three and nine months ended October 1, 2004, respectively.

Note 6.          Segment Reporting

We have evaluated, and will periodically re-evaluate, our business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  We have determined that we should report our operations as a single operating segment.  However, we supplementally report net sales by geographic region, as well as by customer type.  Following is a presentation of net sales by geographic region and by customer type for the three and nine months ended September 30, 2005 and October 1, 2004:

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2005	October 1, 2004	Sept. 30, 2005	October 1, 2004
Net sales:
United States	$58,018	$56,026	$150,768	$160,076
Rest of the World	38,690	35,299	112,283	105,130
	$96,708	$91,325	$263,051	$265,206

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2005	October 1, 2004	Sept. 30, 2005	October 1, 2004

Net sales:
Branded	$52,238	$49,170	$134,761	$149,869
OEM	44,470	42,155	128,290	115,337
	$96,708	$91,325	$263,051	$265,206

We sell our products internationally to customers in several countries. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in the first nine months of 2004.  No other country accounted for more than 10% of sales in the first nine months of either 2005 or 2004.

As of September 30, 2005, long-lived assets totaled $327,832, which includes $309,885 held in the U.S. and $17,947 held outside of the U.S.  As of December 31, 2004, long-lived assets totaled $345,099, which includes $324,417 held in the U.S. and $20,682 held outside of the U.S.

Subsequent to the end of our third quarter 2005, we announced plans for the formation of five divisions within Avocent.  These divisions include:

•                  Management Systems division, which includes our branded and OEM KVM, serial console, power control and management appliance businesses;

•                  Embedded Software & Solutions division, focused on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•                  Serial and Audio-Visual Solutions division, focused on expanding the markets for Avocent’s serial and wireless products;

•                  Desktop Solutions division, which includes Avocent’s existing extension and Digital Desktops products with emphasis on development of major new products and markets in this area; and

•                  Mobile Solutions division, which includes mobile device management and secure wireless systems administration.

We are in the process of reconfiguring our systems and defining new cost centers and operating measures to track the performance of the divisions and to use as a basis for allocating resources in the future.  However, we currently are not managing our business under these divisions, and we do not expect to be functioning under the five new divisions until the beginning of 2006.  We will evaluate our divisions based on the requirements in SFAS No. 131 and will provide the applicable segment data on the new divisions in 2006.

Note 7.          Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying condensed consolidated statements of operations.  As of September 30, 2005, we had one 30 day open forward contract, maturing on October 28, 2005, with a fair value of ($7).

Note 8.          Goodwill and Other Intangible Assets

Acquired other intangible assets subject to amortization were as follows:

	September 30, 2005		December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$21,070	$13,096	$80,560	$62,293
Patents and trademarks	10,791	6,108	21,508	14,318
Customer base and certifications	4,870	1,463	6,483	1,961
Non-compete agreements	2,520	1,093	5,793	3,070
Licenses and other	1,814	1,015	1,814	535
	$41,065	$22,775	$116,158	$82,177

During the third quarter of 2005, we retired approximately $75,000 of fully amortized intangible assets and the related accumulated amortization.  The retirement had no impact on reported earnings or total assets.

For the three months ended September 30, 2005 and October 1, 2004, amortization expense for other intangible assets was $2,731 and $6,482, respectively. For the nine months ended September 30, 2005 and October 1, 2004, amortization expense for other intangible assets was $15,976 and $17,656, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2005	$19,500
2006	$9,400
2007	$3,500
2008	$1,100
2009	$800

For the nine months ended September 30, 2005, we recorded $100 of additional goodwill related to the Crystal Link Technologies acquisition.

Note 9.          Product Warranties

The activity within the liability for warranty returns for the nine months ended September 30, 2005 was as follows:

2005

Balance, January 1, 2005	$2,760

Accruals for product warranties issued during the period	239
Settlements made during the period	(156)

Balance, September 30, 2005	$2,843

Deferred revenue related to our extended warranty program was $1,912 as of September 30, 2005.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $656 for the nine months ended September 30, 2005.  In addition, we recorded new extended warranties of $901 during the nine months ended September 30, 2005.

Note 10.    Income Taxes

The provision for income taxes was approximately $8,838 in the first nine months of 2005, compared to $8,135 for the nine months ended October 1, 2004. The decrease in the effective tax rate is primarily attributable to the impact of $21,720 of acquired in-process research and development expense recorded during the second quarter of 2004 as a result of the acquisition of OSA which is not deductible for tax purposes.

Note 11.    Patent Dispute

In May 2001, we filed a complaint for patent infringement in the United States District Court for the Southern District of New York against Raritan Computer Inc, which we settled in May 2005. Under the terms of the agreement, we licensed certain patents to Raritan, and entered into a worldwide, five-year litigation stand-still agreement that resolves all claims between the parties. The terms of the settlement called for an initial payment of $5,000 and 20 consecutive quarterly royalty payments to be the greater of $750 or a fixed percentage of covered product revenues.  During the quarter ended July 1, 2005, we recorded the payment of $5,000 received at the settlement in other income and began recording the quarterly royalty payments in net revenues.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case.  This ruling was issued in June 2005 and the Markman hearing on claims construction is now scheduled for December 2005.

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

	Three Months ended		Nine Months Ended
	Sept. 30, 2005	October 1, 2004	Sept. 30, 2005	October 1, 2004
Net income — as reported	$16,365	$10,822	$29,297	$5,973
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	510	1,421	1,529	4,196
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	8,343	7,966	21,466	26,043
Net income (loss) — pro forma	$8,532	$4,277	$9,360	$(15,874)

Basic earnings per share — as reported	$0.33	$0.22	$0.59	$0.12
Basic earnings (loss) per share — pro forma	$0.17	$0.09	$0.19	$(0.33)
Diluted earnings per share — as reported	$0.33	$0.21	$0.58	$0.12
Diluted earnings (loss) per share — pro forma	$0.17	$0.09	$0.19	$(0.33)

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

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	Oct. 1, 2004	Sept. 30, 2005	Oct. 1, 2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (years)	3.0	1.0 — 4.5	1.5 — 4.5	1.0 — 4.5
Expected volatility	48.1%	33.0%	45.1 — 48.1%	33.0 — 55.0%
Risk-free interest rate	3.99%	3.36%	3.16 — 3. 99%	1.17 — 2.79%

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

Note 13.    Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123 Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to use the Black-Scholes option pricing model to value options after the adoption.  In addition, we expect to utilize the straight line method to amortize the expense and utilize the prospective transition method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share.  We have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123.  Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15,000 for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed in note 12.  Following this acceleration we believe the balance to be expensed in future periods will be reduced to approximately $2,000 for currently outstanding stock options under the SFAS 123 methodology.

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

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by this Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation may reduce our effective rate in future periods as the deduction is taken on our tax returns.  We do not expect the deduction to have a material impact on our effective tax rate or income tax provision in 2005.

The legislation also provides for the optional repatriation of earnings from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We have performed a preliminary analysis under the new legislation and we are considering repatriating up to $90,000 from overseas earnings pursuant to this provision during the fourth quarter of 2005.  If we decide to repatriate any of the earnings to the U.S., we would incur additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas.  If we repatriate the entire $90,000 in the fourth quarter of 2005, we estimate the potential tax expense to be $3,500, which we estimate would reduce diluted earnings per share $0.08 cents.

Note 14.    Subsequent Events

During the period from October 1, 2005 through November 2, 2005, we repurchased 150 additional shares of our common stock on the open market under our Board approved stock repurchase program, for a total cost of $4,529.

During October 2005, we sold our former Huntsville facility, which is classified as property held for lease on the condensed consolidated balance sheet, for net proceeds of $1,900 and an after tax gain on sale of approximately $500.  The gain will be reported in the fourth quarter of 2005 financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO GENERATE GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR REVENUES, GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES AND OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE THIRD QUARTER OF 2005; STATEMENTS REGARDING FORMATION OF NEW OPERATING DIVISIONS; STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT LITIGATION CASES; AND STATEMENTS REGARDING THE IMPACT OF SFAS 123R ON OUR RESULTS OF OPERATIONS AND EARNINGS PER SHARE.

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

A substantial portion of our revenue is derived from sales to a limited number of OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 49% of sales in the first nine months of 2005 and 43% of sales in the first nine months of 2004.  Sales to our branded customers accounted for 51% of sales in the first nine months of 2005 and 57% of sales in the first nine months of 2004. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 62% of sales in the first nine months of 2005 and 64% of sales in the first nine months of 2004.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 57% of sales in the first nine months of 2005 and 60% of sales in the first nine months of 2004.  Sales outside of the United States accounted for 43% of sales in the first nine months of 2005 and 40% of sales in the first nine months of 2004.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of our sales in the first nine months of 2004.  No other country accounted for more than 10% of sales in the first nine months of either 2005 or 2004.

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

Subsequent to the end of our third quarter 2005, we announced plans for the formation of five divisions within Avocent.  These divisions include:

•                  Management Systems division, which includes our branded and OEM KVM, serial console, power control and management appliance businesses;

•                  Embedded Software & Solutions division, focused on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•                  Serial and Audio-Visual Solutions division, focused on expanding the markets for Avocent’s serial and wireless products;

•                  Desktop Solutions division, which includes Avocent’s existing extension and Digital Desktops products with emphasis on development of major new products and markets in this area; and

•                  Mobile Solutions division, which includes mobile device management and secure wireless systems administration.

We are in the process of reconfiguring our systems and defining new cost centers and operating measures to track the performance of the divisions and to use as a basis for allocating resources in the future.  However, we currently are not managing our business under these divisions, and we do not expect to be functioning under the five new divisions until early 2006.  We will evaluate our divisions based on the requirements in SFAS No. 131 and expect to provide applicable segment data on the new divisions in 2006.

We believe our new business divisions will allow us to focus on new technology and growth opportunities to add product and shareholder value in the future. We expect our new corporate structure will enhance customer service, speed delivery of products to market and better focus Avocent’s research, development and marketing expenditures.  Although we anticipate that the formation of these five new divisions and the streamlining of our corporate structure will result in a number of benefits to our operations, the potential risks associated with our restructuring include, but are not limited to, loss of key management, technical, and other key personnel, the disruption of customer relationships, delay in the development or delivery of new products and technologies, inefficiencies due to duplication of certain functions, and increased expenses.

Results of Operations

The following table sets forth, for the periods indicated selected statement of operations data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2005	October 1, 2004	Sept. 30, 2005	October 1, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	40.7	41.8	41.6	42.0

Gross profit	59.3	58.2	58.4	58.0
Operating expenses:
Research and development expenses	15.1	12.9	16.5	12.2
Acquired in-process research and development expense	—	1.1	—	11.0
Selling, general and administrative expenses	21.5	23.2	25.5	24.0
Amortization of intangible assets	2.9	7.1	6.1	6.7

Total operating expenses	39.5	44.3	48.1	53.9

Income from operations	19.8	13.9	10.3	4.1
Income from settlement of lawsuit	—	—	1.9	—
Net investment income	2.4	1.4	2.5	1.4
Net realized investment losses	(0.1)	(0.1)	(0.2)	(0.1)
Other expense, net	(0.1)	0.0	0.0	(0.1)

Income before income taxes	22.0	15.2	14.5	5.3
Provision for income taxes	5.1	3.4	3.4	3.0

Net income	16.9%	11.8%	11.1%	2.3%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity solutions, serial connectivity devices, wireless extension products, IPMI, extension and remote access and management solutions and royalties from licensing our intellectual property.  Net sales increased 6% to $96.7 million for the third quarter of 2005 from $91.3 million for the third quarter of 2004 as a result of various factors.  One factor was the increase in branded sales in the third quarter of 2005 as compared to the third quarter of 2004.  Branded sales were up $3.1 million, or 6.2%, compared to the third quarter of 2004.  Additionally, OEM sales were up $2.3 million in the third quarter of 2005 as compared to the third quarter of 2004. Revenues from our Embedded Software and Solutions group, which includes embedded KVM offerings and our IPMI management solutions, contributed approximately $6.2 million in the third quarter of 2005, compared to $1.6 million in the third quarter of 2004.  Sales of our digital products continued to increase and represented over 53% of our revenue in the third quarter of 2005 as compared to 49% of our revenue in the third quarter of 2004.  Also, sales of our newer products, those introduced within the last twelve months, contributed $25.3 million in revenue during the third quarter of 2005.

OEM sales grew approximately 6% from $42.2 million in the third quarter of 2004 to $44.5 million in the third quarter of 2005.  OEM sales were 46% of sales for the third quarter of both 2005 and 2004.  Branded sales increased by 6% from $49.2 million in the third quarter of 2004 to $52.2 million in the third quarter of 2005.  As a percentage of sales, branded sales accounted for 54% of sales in the third quarter of both 2005 and 2004.

Sales within the United States increased to $58.0 million in the third quarter of 2005 from $56.0 million in the third quarter of 2004.  International sales increased 10%, to $38.7 million in the third quarter of 2005 from $35.3 million in the third quarter of 2004.  Sales within the United States were 60% of sales for the third quarter of 2005 and 61% of sales for the third quarter of 2004.  International sales were 40% of sales for the third quarter of 2005 and 39% of sales for the third quarter of 2004.

Net sales decreased 1% to $263.1 million for the first nine months of 2005 from $265.2 million for the first nine months of 2004, primarily as a result of the issues related to the revenue shortfall in the first quarter of 2005, which included issues surrounding new branded product launches and lower than expected sales to one of our OEM customers.   However, the nine month results benefited from the rebound in revenue during the second and third quarters of 2005.  Sales within the United States decreased by approximately 6% to $150.8 million in the first nine months of 2005 from $160.1 million in the first nine months of 2004.  International sales increased approximately 7% to $112.3 million in the first nine months of 2005 from $105.1 million in the first nine months of 2004.  Additionally, sales to our branded customers decreased 10% to $134.8 million in the first nine months of 2005 from $149.9 in the first nine months of 2004, while sales to our OEM customers increased 11% to $128.3 million in the first nine months of 2005 from $115.3 in the first nine months of 2004.

Our outlook for the fourth quarter of 2005 is cautious but positive.  We remain positive about the positioning of our current and expanding product platforms, but we see some concern in certain market sectors regarding general economic conditions that may cause some companies to delay planned IT expenditures.  In addition, the market remains competitive with continued increases in levels of spending by our competitors on advertising and promotions and new product introductions.  Considering these factors, we believe our revenues will be in the range of $104 million to $109 million in the fourth quarter of 2005.

Gross profit. Gross profit may be affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; the level of our outsourcing of manufacturing and assembly services; and the amount of royalty revenue, which typically has no associated cost of goods sold.  Gross margin improved to 59.3% in the third quarter of 2005 as compared to 58.2% in the third quarter of 2004.  Gross margin was positively affected by the $1.1 million of Raritan royalty revenue recorded during the third quarter of 2005.  Our digital, embedded, and IPMI revenues all increased as well.  These product lines typically have higher margins compared to our other product lines.  These positive influences on gross margin were partially offset by additional product costs from implementing new environmental regulations and transitioning to a new contract manufacturer.  Gross margin increased slightly to 58.4% for the first nine months of 2005 from 58.0% for the first nine months of 2004, primarily as a result of the higher digital, embedded, IPMI, and royalty revenues for the first nine months of 2005, which offset the lower gross margin we experienced in the first quarter of 2005 as a result of our lower than expected revenue.

We expect gross margin to remain in the 59% range for the fourth quarter of 2005.  We expect the fourth quarter of 2005 to follow the historical trend of being comprised of higher OEM and international branded sales, which typically have lower than our average margin. We expect the continuing growth of revenue from our digital products, higher royalty revenue and higher revenue from our embedded solutions will continue to be sufficient to offset the factors mentioned as well as price declines, competitive pressures and ongoing costs from our environmental regulation compliance efforts.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $14.6 million, or 15.1% of net sales, in the third quarter of 2005 compared to $11.8 million, or 12.9% of net sales, for the third quarter of 2004.  The increase in the amount spent on research and development can be attributed to higher costs from several new, significant projects, increased testing costs, and additional headcount for new programs, particularly in our Embedded Software and Solutions group.  Research and development expenses for the first nine months of 2005 increased to $43.5 million from $32.4 million for the first nine months of 2004 primarily as a result of the additional headcount from the acquisitions completed in 2004 and over $800,000 of severance accruals recorded in the second quarter of 2005 related to the closing of three satellite research and development sites.  As a percentage of net sales, year-to-date research and development expenses increased to 16.5% in  2005 from 12.2% in 2004.

We have implemented plans to refocus our research and development spending, including the closing of the three satellite offices mentioned above.  However, increased spending on significant projects and headcount additions for our Embedded Software and Solutions group have offset the reductions achieved from closing those offices.  In light of the current levels of commitment in place for the fourth quarter, we expect research and development spending to be relatively flat in the fourth quarter of 2005 compared to the third quarter of 2005.

Acquired in-process research and development expense.  Acquisition related expenses in the first nine months of 2004 were comprised of the write-off of $21.7 million of in-process research and development expense related to the acquisition of OSA, the write-off of $6.5 million of in-process research and development expense related to the acquisition of Crystal Link,  and the write-off of $1.1 million of in-process research and development expense related to the acquisition of Sonic Mobility. There were no such charges in the first nine months of 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, as well as some merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $20.8 million, or 21.5% of net sales, for the third quarter of 2005 compared to $21.2 million, or 23.2% of net sales, for the third quarter of 2004.  The decrease in selling, general and administrative expenses is primarily related to lower legal fees associated with protecting our intellectual property rights as we settled the litigation with Raritan during the second quarter of 2005. Additionally, we experienced lower advertising and promotion costs due to recent efforts to re-evaluate programs for our new digital products.  Year-to-date selling, general, and administrative expenses increased to $67.1 million, or 25.5% of net sales for 2005, from $63.6 million, or 24.0% of year-to-date net sales in 2004, as a result of the factors from the first six months of the year, including $500,000 in severance accruals recorded in the second quarter of 2005 related to certain headcount reductions, higher legal fees in the first six months of 2005 associated with the Raritan case that settled in the second quarter of 2005 and increased costs associated with the localization of technical manuals and publications for certain products shipped internationally.

We expect our selling, general and administrative expenses to be approximately $1.5 million to $2.0 million higher in the fourth quarter of 2005 when compared to the third quarter of 2005.  Legal fees associated with protecting our intellectual property should increase during the fourth quarter of 2005.  Additionally, we expect to invest more in promoting our newer products based on the evaluation of our marketing programs performed in the third quarter of 2005, and we expect to add sales personnel in certain target markets.

Amortization of intangible assets.  Amortization of $2.7 million in the third quarter of 2005 was comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility. Amortization of $6.5 million in the third quarter of 2004 was comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The decrease in amortization expense relates primarily to recording no amortization expense for developed technology or patents and trademarks recorded on the merger of Apex and Cybex, as these assets had an estimated life of five years and were fully amortized at the end of the second quarter of 2005. Amortization expense decreased from $17.7 million in the first nine months of 2004 to $16.0 million in the first nine months of 2005 as a result of the factors mentioned above.  Amortization expense in the fourth quarter of 2005 is expected to remain flat when compared to the amount from the third quarter of 2005.

Income from settlement of lawsuit.  The $5 million of income from the settlement of lawsuit in the first nine months of 2005 is comprised entirely of the payment received in the second quarter of 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc. In part, the terms of the settlement called for an initial payment of $5 million, related to past product sales by Raritan.

Net investment income.  Net investment income increased to $2.2 million in the third quarter of 2005 compared to $1.3 million in the third quarter of 2004.  The improved results were due to higher interest rates on investments and higher amounts invested of cash generated from operations.  Net investment income increased from $3.6 million in the first nine months of 2004 to $6.6 million in the first nine months of 2005 as a result of the factors mentioned above.

Net realized investment losses.  Net realized investment losses remained relatively constant at $101,000 in the third quarter of 2004 and $100,000 in third quarter of 2005.  Net realized investment losses increased from $269,000 in the first nine months of 2004 to $483,000 in first nine months of 2005.  The increase for the nine months to date resulted from certain sales of investments prior to maturity to fund our ongoing share repurchase program.

Other income (expense), net.  Net other income (expense) decreased slightly from $26,000 of income in the third quarter of 2004, to $75,000 of expense in the third quarter of 2005. For the nine months to date, net other expense increased from $122,000 in the first nine months of 2004 to $129,000 in the first nine months of 2005.

Provision for income taxes.  The provision for income taxes was approximately $8.8 million in the first nine months of 2005, compared to $8.1 million for the nine months ended October 1, 2004.  The decrease in the effective tax rate is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense recorded during the second quarter of 2004 as a result of the acquisition of OSA, which is not deductible for tax purposes.

Net income.  Net income for the third quarter of 2005 was $16.4 million compared to $10.8 million for the third quarter of 2004, as a result of the above factors.  As a percentage of sales, net income for the third quarter of 2005 was 16.9%, compared to 11.8% for the third quarter of 2004. For the first nine months of the year, net income was $29.3 million, or 11.1% of net sales, in 2005, compared to $6.0 million, or 2.3%, in 2004, as a result of the factors mentioned above.

Liquidity and Capital Resources

As of September 30, 2005, our principal sources of liquidity consisted of approximately $333 million in cash, cash equivalents, and investments.  We have no outstanding debt or available credit facilities as of this filing.

Our operating activities generated cash of almost $52.0 million in the first nine months of 2005, compared to approximately $51.2 million in the nine months of 2004.  The continued positive cash flow is the result of a variety of factors, but primarily due to an increase in net income and accrued liabilities and a decrease to accounts receivable, offset by increases in other assets and decreases in accounts payables, and accrued compensation.  Inventories increased slightly from $21.2 million at December 31, 2004 to $21.5 million at September 30, 2005.  The slight increase in inventory was primarily the result of adding inventory related to a recent change of contract manufacturers.  Our inventory turns improved to just over 7.3 turns for the third quarter of 2005, slightly above the third quarter of 2004, and above the 6.4 level from the second quarter of 2005.  We will continue to monitor our inventory closely and expect our inventory turns to remain close to our stated target of 7.0 turns as sales volume increases.  Our decrease in receivables positively impacted cash flows for the quarter as accounts receivable decreased from $60.9 million at December 31, 2004 to $57.9 million at September 30, 2005.   Our DSOs, or days sales outstanding, declined slightly to 54 days, compared to 55 days from the third quarter of 2004, and remained steady at 54 days in the second quarter of 2005, both of which were better than our goal of 60 days. Our accounts receivable aging remains strong, with 1% of the balance greater than 30 days past due.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of September 30,

2005, we had $36.9 million of such commitments.  None of our expected purchase commitments required payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Under our board-approved stock repurchase plan, we repurchased 500,000 shares of our common stock during the quarter ended September 30, 2005 at a cost totaling $15.8 million. We repurchased 2.3 million shares of our common stock during the nine months ended September 30, 2005 at a cost totaling $66.1 million.  During the period October 1, 2005 through November 2, 2005 we repurchased an additional 150,000 shares under this program at a total cost of approximately $4.5 million.  We expect to continue to repurchase shares from time to time to offset the dilution from stock option exercises and to return a portion of our cash and investments to shareholders.

Investments

Our investments consist primarily of bank deposits, money market funds, corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.   Upon review of our investment portfolio for the three months ended September 30, 2005, no investment was considered to have sustained an other-than-temporary decline, and accordingly no impairment charges were recorded during the three months ended September 30, 2005.

During October 2005, we sold our former Huntsville facility, which is classified as property held for lease on the condensed consolidated balance sheet, for net proceeds of $1.9 million and an after tax gain on sale of approximately $500,000.  The gain will be reported in the fourth quarter of 2005 financial statements.

Recently Issued Accounting Standards and Regulatory Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123 Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We are required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. We expect to use the Black-Scholes option pricing model to value options.  In addition, we expect to utilize the straight line method to amortize the expense and utilize the prospective transition method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We are evaluating the requirements of SFAS 123R and the adoption of SFAS 123R may have a material impact on our consolidated results of operations and earnings per share.  However, we have not determined the effect of adopting SFAS 123R and we have not determined whether the adoption will result in amounts similar to the current pro-forma disclosures under SFAS 123. Under the current approach of SFAS 123 we would have unamortized fair value of unvested stock options of approximately $15 million for currently outstanding stock options to be recognized as expense in our income statements after 2005, prior to the acceleration of vesting discussed previously.  Following this acceleration we believe the balance to be expensed in future periods would be reduced to approximately $2 million for currently outstanding stock options under the SFAS 123 methodology.

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

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities. Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by the Act, the deduction will be treated as a “special deduction” as described in SFAS 109. As such, we expect the new manufacturing activities deduction provision of the new legislation may reduce our effective rate in future periods as the deduction is taken on our tax returns. We do not expect the deduction to have a material impact on our effective tax rate or income tax provision in 2005.

The legislation also provides for the optional repatriation of earnings from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We have performed a preliminary analysis under

the new legislation and we are considering repatriating up to $90.0 million from overseas earnings pursuant to this provision during the fourth quarter of 2005.  If our intention to permanently reinvest overseas earnings in our overseas operations changes and we decide to repatriate any of the earnings to the U.S., we would incur additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas. If we repatriate the entire $90.0 million in the fourth quarter of 2005, we estimate the potential tax expense to be $3.5 million, which would reduce diluted earnings per share $0.08 cents.

Item 3. Quantitative and Qualitative Disclosures About Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at September 30, 2005.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We periodically purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of September 30, 2005, we had one 30 day open forward contract, maturing on October 28, 2005, with a fair value of approximately ($7,000).

Item 4. Controls and Procedures.

a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. However, we implemented a new investment software package in the third quarter of 2005, which we believe will improve our internal controls over our accounting for investments.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of our patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was originally set for February 2005, but in response to an inquiry from the Court, we agreed that the hearing should be postponed until the United States Court of Appeals for the Federal Circuit issues its ruling on certain similar issues raised in an unrelated patent case. This ruling was issued in June 2005 and the Markman hearing on claims construction is now scheduled for December 2005.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004, our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to two million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Our Board increased the amount we may repurchase to four million shares in April 2005.  The plan has no expiration date. Details of purchases made during the nine months ended September 30, 2005 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan (1)

January 1, 2005 — January 31, 2005	195,600	$36.04	295,600	1,704,400
February 1, 2005 — February 28, 2005	154,400	$35.41	450,000	1,550,000
March 1, 2005 — April 1, 2005	350,000	$26.70	800,000	1,200,000
Quarter ended April 1, 2005	700,000	$31.23

April 2, 2005 — April 29, 2005	275,000	$24.92	1,075,000	2,925,000
April 30, 2005 — May 27, 2005	294,969	$26.07	1,369,969	2,630,031
May 28, 2005 — July 1, 2005	505,031	$27.46	1,875,000	2,125,000
Quarter ended July 1, 2005	1,075,000	$26.43

July 2, 2005 — July 29, 2005	200,000	$29.62	2,075,000	1,925,000
July 30, 2005 — August 26, 2005	125,000	$33.28	2,200,000	1,800,000
August 27, 2005 — September 30, 2005	175,000	$32.77	2,375,000	1,625,000
Quarter ended September 30, 2005	500,000	$31.64

Totals	2,275,000	$29.05

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

ITEMS 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	November 8, 2005	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)