Form 10-K
period 2005-12-31
AVOCENT CORP
filed 2006-03-06
CIK 1109808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                    Accelerated filer ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,306,303,308.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 49,272,933.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 14 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART I

Item 1.  Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT OUR FUTURE:

•              STRATEGY AND BUSINESS PROSPECTS;

•              ENGINEERING AND DESIGN ACTIVITIES, DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS AND TECHNOLOGIES, AND THE SIZE, GROWTH, AND LEADERSHIP OF THE POTENTIAL MARKETS FOR THESE PRODUCTS AND TECHNOLOGIES;

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

Overview

Avocent Corporation designs, manufactures, licenses, and sells products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT personnel.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded technology in their systems, and companies large and small depend on our products and technologies for managing their growing IT infrastructure.

Our technological innovations include internet protocol (IP) based switching, centralized management, and intuitive software interfaces.  Our products and technologies manage servers, desktop computers, serial devices, wireless devices, mobile devices, and embedded infrastructure.  With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.  In January 2006, we announced the signing of a definitive agreement to acquire Cyclades Corporation, and this acquisition is expected to close in March 2006.

Our KVM switching systems eliminate the need for extra keyboards, monitors, and mice and allow businesses to save critical space in their data centers.  Our KVM over IP switching systems eliminate distance limitations and provide 24/7 access and control of thousands of servers, even when the servers are dispersed in different physical locations.  Our DSView® management software and KVM over IP switching systems allow IT managers to use a single console to gain secure, local and remote access and control of servers and other network data center devices from any location.  Our innovative advances for the data center include multi-platform switching, analog matrix switching, KVM extension over CAT 5 cable, PCI bus extension, our proprietary on-screen menu switching system, remote KVM over IP connectivity, digital serial over IP, digital-analog integrated access to multiple servers, the intelligent platform management interface (IPMI), wireless KVM, PDA, and hand-held management software, and centralized management software for access and control of network infrastructure.

Our DSR® Series switches combine analog and digital connections, serial connectivity, and external modem support in one switch.  These appliances integrate our KVM over IP switching technology and CAT 5 connectivity.  IT managers and network administrators gain worldwide access and control of their servers and serial devices and can monitor and manage them all from a single computer screen.  In addition, we provide plug and play switching systems for the many network administration, management, and storage problems faced by corporate customers, data centers, and mid-sized businesses.  Our connectivity products and technologies are sold or licensed under the Avocent, Cybex, and Equinox brands, including our AMX®, AutoView®, Cstation™, DSView®, DS Series, LongView®,  SuperSerial, SwitchView®, Emerge™, SonicAdmin™, and SonicSentinel™ products.

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

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission.  Also available at this website are our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Whistleblower Policy, the Nominating and Governance Committee’s Policies and Procedures for Director Candidates, and the Charters for our Acquisition and Strategy Committee, Audit Committee, Compensation Committee, and Nominating and Governance Committee.  If any amendment to our Code of Business Conduct and Ethics or any waiver granted under it is applicable to our principal executive officer, our principal financial officer, our principal accounting officer or controller (or any persons performing similar functions) and relates to the code of ethics definition enumerated in the SEC’s regulations, we will disclose such amendment or waiver at this website within five business days after the date of such amendment or waiver.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Apex, AMX, AVWorks, AMWorks, Dambrackas Video Compression, Avocent, the Avocent logo, AutoView, Cybex, DSR, DSView, Equinox, LongView, The Power of Being There, SwitchView, and XP are trademarks or registered trademarks owned by us.  This annual report also includes trademarks of other companies.

Industry Background

Information technology is critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations.  Many corporations have decentralized computing power while sharing technology resources and providing broad access to enterprise data.  This has resulted in the widespread adoption of distributed network computing environments using a network-based architecture of interconnected computers.  The typical data center installation consists of a local area network (LAN), with a large number of  computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, may include a wide-area network (WAN).

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

In addition to these administration and management problems, as organizations grow and their computing needs increase, the number of servers, consoles, peripherals, and cables grows.  Without efficient storage and configuration, networked hardware consumes substantial and often expensive floor space, creates clutter that hampers network administration and management, and increases the risk of physical damage to expensive hardware.  The space management alternatives available to facilities managers and network administrators have generally consisted of racks or cabinets designed to house only one type of server, and most have not been technically designed for ease of access.  Organizations with distributed, heterogeneous client/server networks are primary customer prospects for our products and technologies.

Products and Technologies

We provide a variety of products and technologies to solve many of the network administration, management, and storage problems faced by facilities managers and network administrators responsible for monitoring and servicing servers and network installations.  In an effort to become more streamlined and to put vital decisions closer to the customers who purchase or license our products and technologies, in the fourth quarter of 2005 we announced a plan to reorganize into the following five business divisions that sell or license our principal products and technologies, with the changes becoming effective in the first quarter of 2006.  Although we have now substantially completed reconfiguring our systems and defining new cost centers and operating measures to track the performance of the divisions and to use as a basis for managing and allocating resources, we did not manage our business under these divisions during 2005.

•              The Management Systems Division, consisting of our branded and OEM KVM, serial console, power control, and management appliance businesses.

This division focuses on (i) IP-based products and technologies for data centers, (ii) scalable products for remote access and control of branch office IT infrastructure, (iii) simplified access and control for mid-size server rooms, and (iv) desktop switching and USB hubs for simplified control of desktops, small offices, and home-based businesses.

The products and technologies offered by our Management Systems Division include:

•              Our DS Series™ products, which allow users to control servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed.  The DS Series KVM products digitize keyboard, video, and mouse information and compress and transport that information in packets over traditional network connections optimizing performance for busy data centers.  Our DSR switching systems feature a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM over IP™ technology.  Our DS Series appliances are managed with DSView™ centralized management software, providing access and control of servers and serial devices in the network operations center or from almost any location in the world using TCP/IP connectivity.  IT administrators can securely manage all connected data center devices and gain “point-and-click” access and control over these devices using a browser interface.

•              Our AutoView® switch family, which offers users a variety of analog and digital KVM switches.  Our AutoView™ 2000 switch is an analog switch that features end-to-end CAT 5 connectivity, while our AutoView1000R and AutoView2000R switches combine an analog port for local access and an Ethernet port for extended and remote IP-based digital access using our digital KVM over IP server management tool.  With end-to-end CAT 5 connectivity, convenient on-screen management, and flexible access, the AutoView 1000R and 2000R switches provide local and remote users with access to servers from any location in the world that has an internet or dial-up connection.  For control of multi-platform servers, our AVWorks® administration software is bundled with each switch.  Our AutoView® Wireless switch provides wireless connectivity between computers and monitors, keyboards, mice, and audio devices.

•              Our AMX™ analog matrix switching systems, which provide simpler access and easier manageability of servers in multi-rack, multi-platform environments.  Our AMX switches increase the number of users with simultaneous access and offer efficient scalability with an architecture that makes it easy to add and support additional servers.  Our advanced AMWorks® software is also included with our AMX switches for central administration.

•              Our KVM extension product lines, including our CAT 5 extension products, fiber optic and copper extension products, and wireless extension products.  The LongView® extender allows users to extend a keyboard, monitor, mouse, speakers, microphone, and serial port up to 500 feet away from the computer or KVM switch with one CAT 5 UTP cable.  Our LongView Wireless product is a KVM extender, which can wirelessly connect monitors (VGA, SVGA, and XGA), keyboards, mice, and audio devices to a computer up to 1,000 feet away.

•              Our CCM appliances, which deliver secure, serial over IP access to console ports of servers and serially managed devices such as power management systems and network hubs and routers.  These serial appliance and attached devices can be centrally managed using our management software.

•              The Embedded Solutions and Software Division, consisting of the IPMI business developed by OSA and our internally-developed embedded KVM systems.

This division focuses on integrating our embedded virtual presence infrastructure (eVPI) with appliances and management consoles.  These embedded “building blocks” include intelligent platform management infrastructure (IPMI), the Dambrackas Video Compression® (DVC) algorithm, and virtual media.  In addition, we incorporate these technologies into integrated products such as remote access cards and blade server management modules marketed as complete management solutions in partnership with our OEM customers.  We are also providing our embedded technologies for desktops, notebooks, storage, and telecommunications devices.

The products and technologies offered by our Embedded Solutions and Software Division include:

•              Our embedded products, which are provided as a combination of hardware products and licensed technologies.  These technologies consist of IPMI firmware, drivers, and utilities, KVM switching and compression technologies, virtual media firmware and utilities, and desktop management applications.  These technologies are licensed to our OEM customers for inclusion in their servers, desktops, notebooks, and other devices.  Our hardware products consist of a number of management cards and chassis management products that are also sold to our OEMs for inclusion with their systems.

•              This division also provides the technology to our Management Systems Division that links our embedded technologies and our DSView management software.

•              The Retail Point-of-Sale and Audio/Visual Division, consisting of the established Equinox serial business and our wireless connectivity products.

This division focuses on three markets:  serial connectivity, audio/visual (with an emphasis on digital signage), and broadcast.  Our wireless and wired video extension products are sold through our traditional serial product channel partners, predominantly systems integrators for commercial point-of-sale products.  Our wireless and wired products and technologies allow displays to be placed at the point of need while greatly reducing installation costs.

The products and technologies offered by our Retail Point-of-Sale and Audio/Visual Division include:

•              Our Avocent Equinox branded products, which add high-performance, reliable, and affordable server-based products for serial and dial access applications.  The SuperSerial product line includes network-based appliances and bus-based adapters.  These products provide serial connectivity for security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, Internet access, and custom applications.

•              Our Avocent Emerge family of products, which provide both wired and wireless video extension and switching for use in a range of markets.  Our Emerge Wireless Media Streamer (EWMS) is ideal for use in boardrooms, classrooms, and commercial digital signage applications.  Our Emerge Media Streamer (EMS) product offers CAT 5 wired video extension for use in similar markets.  Our ECMS delivers CAT 5 KVM extension with high quality video that is required in markets such as broadcast and digital signage.

•              The Desktop Solutions Division, consisting of our existing extension products.

This division’s technology allows a PC or blade to be centralized by providing remote access to the PCs or blades.  This technology is also sold as a building block or “blade enabler” to OEMs and systems integrators to allow large institutions to introduce blades as workstations and take advantage of the density that blades bring.  The technology also allows the IT staff to handle the moves, adds, and changes in a very efficient manner, and is currently deployed within areas of the Federal government, trading floors for financial institutions, hazardous computing environments, and manufacturing companies.

The products and technologies offered by our Desktop Solutions Division include:

•              Our digital extension product lines, which feature our bus extension technology that extends keyboard, video, mouse, audio, and USB over an IP network and allows administrators to centralize all PCI-based computers for ease of maintenance while providing users with full PC functionality at the desktop.  These fiber optic or CAT 5 extension products enable a distributed computing environment that can provide access to centralized PC assets from up to 2,400 feet away.

•              The Mobile Technologies Division, consisting of the products and technology we acquired with Sonic Mobility.

This division includes our mobile device management and secure wireless systems administration, which grew from our Sonic Mobility product base.

The products and technologies offered by our Mobile Technologies Division include:

•              Our SonicAdmin software, which provides IT administrators with the ability to manage network and data center infrastructure from mobile handheld devices.  An administrator can, among other things, reboot servers, unlock/change passwords, restart services not functioning properly, view event logs, move files, and send messages to logged-in users.

•              Our SonicSentinel software offers the remote control and administration of PDAs and smart phones that connect to a computer network.  IT administrators can, among other things, monitor all mobile devices for current status, apply passwords to unprotected devices, and sensitive data for mobile devices that are lost or stolen.

Sales and Marketing

We market and sell our products through our own sales force and various distribution channels, including OEMs, distributors, and reseller arrangements.  We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website.  We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users.  Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers.  As of December 31, 2005, we employed 296 people in sales, marketing, and customer support.

We currently sell or license various switching products and technologies to Dell, Hewlett-Packard, IBM, and other OEMs pursuant to private-label, branded, and licensing arrangements.  These OEM customers integrate and sell our products and technologies with or within their own products, including networked servers.  We devote significant sales, engineering, operations, and customer service resources to our OEM accounts.  We have significant experience in working with our OEM and other server manufacturers, and we intend to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia.  We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to server manufacturers.

We have relationships with a variety of distributors and resellers, value added resellers (VARs), and systems integrators, for the distribution and sale of Avocent, Cybex, and Equinox branded products in the United States, Canada, Europe, South America, Asia, and elsewhere.  We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products.  We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control products and technologies to meet their particular needs.  Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

We provide discounts, other special pricing arrangements, and certain return privileges to our OEMs and our distributors and resellers.  Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause.  Our distributors and resellers are not within our control, are not obligated to purchase products from us, and frequently offer products from several different manufacturers, including products that compete with our products.

International sales accounted for approximately 43% of net sales in 2005, 41% of net sales in 2004, and 40% of net sales in 2003, and were made primarily to OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries.  No foreign country accounted for more than 10% of 2005 sales.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 10% of 2003 sales.  No other foreign country accounted for more than 10% of 2004 or 2003 sales.  We are expanding our international sales efforts within Europe, Asia, and the Pacific Rim through the utilization of our sales offices in Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Rotterdam, Holland; Shannon, Ireland; Steinhagen, Germany; Taipei, Taiwan; Tokyo, Japan; Hong Kong; and Singapore.

Customers

To date, a substantial portion of our net sales has been generated from sales of our switching products and technologies to OEMs for integration with their product offerings.  Sales to OEM customers represented 48% of net sales in 2005, 45% of net sales in 2004, and 46% of net sales in 2003.  While we have contracts with some of our OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders.  Consequently, any OEM customer could cease doing business with us at any time.  The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers, major distributors, VARs, and direct end users who purchase our branded products (52% of net sales in 2005, 55% of net sales in 2004, and 54% of net sales in 2003).  We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

Sales to Hewlett-Packard and Dell represented approximately 20% and 15%, respectively, of net sales in 2005.  Sales to Tech Data and Ingram Micro represented approximately 11% and 10%, respectively, of net sales in 2005.  Sales to Hewlett-Packard represented approximately 23% of net sales in each of 2004 and 2003.  Sales to Dell represented approximately 12% of net sales in 2004 and 14% of net sales in 2003.  Sales to Tech Data represented approximately 11% of net sales in 2004 and 12% of net sales in 2003.  Sales to Ingram Micro represented approximately 11% of net sales in 2004.  No other customer accounted for more than 10% of our net sales in 2005, 2004, or 2003.

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

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing products and technologies and of new products and technologies is essential to building our competitive position.  The market for our products has experienced rapid technological  advances, frequent new product introductions and enhancements, and significant price competition.  The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable.  Our products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies, and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components, together with continued enhancements to our proprietary software, firmware, and other technologies, the expansion and enhancement of our existing products, and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis.  By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance.  Our failure to respond on a timely basis to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

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

Our engineering and product development expenses were approximately $56.9 million in 2005, $45.4 million in 2004 (excluding $29.3 in expensed in-process research and development expenses related to our acquisitions of Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc.), and $29.8 million in 2003 (excluding $3.9 million in expensed in-process research and development expenses related to our acquisition of Soronti).  As of December 31, 2005, we employed 346 people in our engineering department.  In addition, we use independent contractors from time to time.  As of December 31, 2005, we were working with approximately 18 independent contractors on various development projects.

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

A key component of our engineering and product development strategy is the acquisition of new technologies and companies.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004, and we anticipate completing our acquisition of Cyclades Corporation in March of 2006.  We intend to continue to evaluate opportunities to acquire technologies and companies, and it is likely that we will complete additional acquisitions in the future.  There can be no assurance that these acquisitions will result in the timely development of commercially viable products or technologies that achieve market acceptance.

Manufacturing

We do not manufacture any of our products in their entirety.  Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our products while we outsource some or all of these functions on other products.  In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures.  We believ that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery.  Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service.  We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability.  As of December 31, 2005, we employed 169 people in our manufacturing and logistics department.

We currently rely on several third party manufacturers, including Kontron, Elcoteq Network Corporation, Plexus Services Corp., and Likom Computer Products, for subassembly of our products.  These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.  In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations.  We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program.  Custom molded cables and certain turn-key products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries.  We buy components under purchase orders and generally do not have long-term agreements with our suppliers.  Circuit board assemblies are currently obtained from a number of sources, including Kontron, Elcoteq Network Corporation, Plexus Services Corp., and Likom Computer Products.  We believe that there are adequate alternative sources for our product components.  Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

In the past, we have experienced delays in the receipt of certain components, which have resulted in delays in related product deliveries.  We attempt to manage these risks through developing alternative sources, committing internal resources to supply chain management, and maintaining relationships and close personal contact with each of our contract manufacturers and suppliers.  There can be no assurance, however, that delays in component and product deliveries will not occur in the future, and the inability to obtain sufficient components or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations, or cash flow.  Some of the components for our products are available from a single supplier or a limited number of suppliers.  We attempt to maintain quality relationships and close contact with each of our suppliers.

Competition

The market for our products is highly fragmented and competitive, and we expect competition to increase in the future.  In the market for switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent Technologies, Aten International, Belkin, Lantronix, and Digi International, some of which may have substantially greater financial, marketing, and technical resources than we have.  We also compete with other companies (such as Intel, Microsoft, Computer Associates, Tivoli, and BMC Software) that offer alternative technologies or products (such as software) that compete with our switching systems.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, and IBM, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with the products and technologies offered by hardware manufacturers and network management companies such as Intel, Microsoft, Cisco, and EMC.

In the market for our products, we compete primarily on the basis of technological capabilities, performance in relation to price, product features, quality, reliability, development capabilities, product availability, and customer service and support.  Our future success will be highly dependent upon timely completion, introduction, and distribution of new products, technologies, and features at competitive price and performance levels that address the evolving needs of our customers.  We continually experience price competition and expect that pricing pressures could increase in the future.

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States, which provide only limited protection.  We have been issued 48 U.S. patents and have 26 U.S. patent applications pending.  We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period.  We also have other foreign patent applications pending.  There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us.  Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us.  The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

We believe that certain products of certain competitors infringe one or more of our U.S. patents.  In 2005, we settled our patent infringement suit against Raritan Computer Inc.  We received an initial payment of $5 million, and we will receive royalty payments for five years from the date of the settlement based on a fixed percentage of the sales of certain Raritan products subject to a minimum quarterly payment of $750,000.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was held in February 2006.

In the future, we may file additional lawsuits against other companies regarding the alleged infringement.  Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is expensive and subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation.  There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technologies or that we can use our intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to our products and technologies.  Additionally, current or future competitors could develop their own proprietary technologies or obtain patents that may prevent us from developing or selling our products and technologies.

Employees

As of December 31, 2005, we had 560 full-time employees working in the United States.  Of our domestic full-time employees, 173 were in marketing, sales, and customer support, 190 were in engineering, research, and development, 113 were in manufacturing and logistical operations, and 84 were in administration.  As of December 31, 2005, we had 383 full-time employees working at our facilities outside of the United States.  Of our international full-time employees, 123 were in marketing, sales, and customer support, 153 were in engineering, research, and development, 56 were in manufacturing and logistical operations, and 51 were in administration.  Our employees are not covered by any collective bargaining agreements relating to their employment by us.  We believe that we have good relations with our employees.

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

Item 1A. Risk Factors.

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

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Agilent Technologies, Aten International, Belkin, Lantronix, and Digital V6.  We also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, and BMC Software), who may be able to offer competitive software products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

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

Certain of our customers, such as Dell, Hewlett-Packard, IBM, and Microsoft, presently offer competitive hardware and/or software products and technologies that address many of the problems our products and technologies address.  These customers could decide to manufacture their own switching or remote access products, enhance their own internally-developed switching, IPMI, or other embedded technologies, or offer products or technologies supplied by competitors.  Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources than we do, also offer products or technologies that compete with us.  Established companies with hardware manufacturing or network management experience (such as Intel, Cisco, or EMC) could also offer new products, new technologies, or new solutions that compete with our products and technologies.

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

Our products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of such commercially available components, together with continued enhancements to our proprietary software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and the development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

Our operating results will continue to be affected by seasonal trends, by general conditions in the server market, and by general economic conditions.  We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles.  We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for the year, and we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.  Many of the factors that create and affect seasonal trends are beyond our control.

Our quarterly sales have also reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur toward the end of the quarter, and this trend has become more pronounced in recent periods.  This uneven sales pattern makes prediction of revenue, earnings, and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our inventory management and logistics systems.  If predicted demand is substantially greater than orders, there will be excess inventory.  Alternatively, if orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter.  Other developments late in a quarter, such as a systems failure, component pricing movements, or global logistics disruptions, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.

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

•              Natural or manmade disasters, such as earthquakes, tsunamis, hurricanes, and typhoons, fires, power shortages, blackouts, or telecommunications failures; and

•              Medical epidemics, such as “Bird Flu” or Severe Acute Respiratory Syndrome.

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

A substantial portion of our sales is concentrated among a limited number of OEM customers.  Sales to these OEMs represented approximately 48% of net sales in 2005, 45% of net sales in 2004, and 46% of net sales in 2003.  Sales to Hewlett-Packard represented approximately 20% of our net sales in 2005, 23% of our net sales in 2004, and 23% of our net sales in 2003.  Sales to Dell represent approximately 15% of our net sales in 2005, 12% of our net sales in 2004, and 14% of our sales in 2003.

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

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel.  The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have historically used stock options as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options either have exercise prices in excess of our stock price, which reduces the value of the stock options to employees, or are fully vested.  This could affect our ability to retain present employees.  In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that now require us to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.  Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to offer additional compensation or incentives to attract and retain these and other employees.

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

 In 2005, we settled our patent infringement suit against Raritan Computer Inc.  We received an initial payment of $5 million, and we will receive royalty payments for five years based on a fixed percentage of the sales of certain Raritan products subject to a minimum quarterly payment of $750,000.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was held in February 2006.

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

A key component of our engineering and product development strategy is the acquisition of technologies and companies.  We recently announced that we have signed a definitive agreement to acquire Cyclades Corporation, and that transaction is expected to close in the first quarter of 2006.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

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

Our reorganization into five separate business divisions or units could disrupt our business or affect our profitability.

                Our reorganization into five new business divisions became effective in the first quarter of 2006.  The creation of these five business units was designed to streamline our operations and put vital decisions closer to our customers, but the allocation of our previously existing business among the five divisions could confuse and distract our customers, suppliers, and employees.  In addition, the reorganization could adversely affect or delay our development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt our supplier or customer relationships, jeopardize our supplier or sales channels and our branding and marketing efforts, and increase our administrative expense, all of which could affect our profitability.

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

Unforeseen environmental costs could negatively affect our future earnings.

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

We could also face significant costs and liabilities in connection with product take-back legislation.  The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and peripherals, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products.  This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the “WEEE Legislation”), and producers are financially responsible under the WEEE Legislation beginning in August 2005.  Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant for us.  We will incur some costs under the WEEE legislation but the amount and timing of these costs are difficult to predict.

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

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

Our world-wide headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, engineering, manufacturing, and distribution facilities, are located in Huntsville, Alabama, on an 18-acre tract of land owned by us in Cummings Research Park.

Our Redmond, Washington facility, which consists of approximately 82,000 square feet in an industrial office building, contains administrative, sales, marketing, research and development, engineering, manufacturing, and distribution operations.  In 2002, we renegotiated the lease for this space for occupancy through March 2009, and the current base rent under the amended lease is approximately $816,000 per year, plus taxes, insurance, and maintenance of approximately $267,000 per year.

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

In addition, we lease office space in San, Jose California (administrative, sales, marketing, research and development, and engineering operations for our Embedded Solutions and Software Division), Austin, Texas (sales and marketing personnel to support our OEM operations), Calgary, Canada (administrative, sales, marketing, and engineering operations for our Mobile Technologies Division), Taipei, Taiwan (administrative, sales, marketing, and engineering personnel), and Shanghai, China (engineering personnel).

We also lease sales offices in various United States and international locations, none of which is material to our operations.

We believe that these facilities are sufficient to support our current operations.

Item 3.  Legal Proceedings.

 In 2005 we settled our patent infringement suit against Raritan Computer Inc.  We received an initial payment of $5 million, and we will receive royalty payments for five years from the date of settlement based on a fixed percentage of the sales of certain Raritan products subject to a minimum quarterly payment of $750,000.

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was held in February 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market For Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock; Holders of Record

Our common stock is quoted on The Nasdaq National Market System under the symbol “AVCT.” The following table shows the high and low sales prices of our common stock for each quarterly period within the last two fiscal years as reported by the Nasdaq National Market System.

	High	Low
Quarter ended December 31, 2005	$33.88	$26.84
Quarter ended September 30, 2005	$35.38	$26.48
Quarter ended July 1, 2005	$29.09	$23.05
Quarter ended April 1, 2005	$40.70	$22.99
Quarter ended December 31, 2004	$40.69	$26.53
Quarter ended October 1, 2004	$35.69	$25.59
Quarter ended July 2, 2004	$38.24	$30.86
Quarter ended April 2, 2004	$42.20	$35.64

As of February 28, 2006, there were 342 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends in the past and, for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business.  The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Please see Item 12 of this Annual Report on form 10-K for disclosures relating to our equity compensation plans.  Such information is incorporated by reference from our 2006 proxy statement.

Recent Purchases of Treasury Stock

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  On April 29, 2005, our Board added 2 million shares to this program and now a total of 4 million shares is authorized to be repurchased.  The plan has no expiration date.  Details of these purchases under the plan are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan (1)

January 1, 2005 — January 31, 2005	195,600	$36.04	295,600	1,704,400
February 1, 2005 — February 28, 2005	154,400	$35.41	450,000	1,550,000
March 1, 2005 — April 1, 2005	350,000	$26.70	800,000	1,200,000
Quarter ended April 1, 2005	700,000	$31.23

April 2, 2005 — April 29, 2005	275,000	$24.92	1,075,000	2,925,000
April 30, 2005 — May 27, 2005	294,969	$26.07	1,369,969	2,630,031
May 28, 2005 — July 1, 2005	505,031	$27.46	1,875,000	2,125,000
Quarter ended July 1, 2005	1,075,000	$26.43

July 2, 2005 — July 29, 2005	200,000	$29.62	2,075,000	1,925,000
July 30, 2005 — August 26, 2005	125,000	$33.28	2,200,000	1,800,000
August 27, 2005 — September 30, 2005	175,000	$32.77	2,375,000	1,625,000
Quarter ended September 30, 2005	500,000	$31.64

October 1, 2005 — October 28, 2005	150,000	$30.19	2,525,000	1,475,000
October 29, 2005 — November 25, 2005	—	$—	2,525,000	1,475,000
November 26, 2005 — December 31, 2005	250,000	$28.14	2,775,000	1,225,000
Quarter ended December 31, 2005	400,000	$28.91

Totals for 2005	2,675,000	$29.03

Item 6.  Selected Financial Data.

(Amounts in thousands, except per share data and amounts in note (1) below.)

	2005	2004	2003	2002	2001
Net sales	$369,888	$365,255	$304,238	$260,600	$255,911
Net income (loss) (1)	$48,349	$18,040	$38,547	$10,738	$(320,466)
Basic net income (loss)per share	$0.98	$0.37	$0.83	$0.24	$(7.22)
Diluted net income (loss) per share	$0.96	$0.36	$0.81	$0.24	$(7.22)
Total assets	$773,751	$770,781	$660,763	$568,607	$547,198

(1) For the periods presented, we recognized charges for acquired in-process research and development expenses for the following acquisitions: $4.6 million for Equinox Systems Inc. in 2001, $6.0 million for 2C Computing, Inc. in 2002, $3.9 million for Soronti, Inc. in 2003, and $6.5 million for Crystal Link Technologies, $21.7 million for OSA Technologies, Inc. and $1.1 million for Sonic Mobility Inc. in 2004, (see note 3 to the financial statements).  Additionally, we recorded an impairment charge of $195.4 million in 2001 as a reduction in the remaining carrying value of goodwill arising from the merger of Apex and Cybex.  Effective January 1, 2002, we adopted SFAS No. 142 and ceased amortizing goodwill created from mergers and acquisitions.  However, prior to the adoption of SFAS 142, we recorded $111.0 million of goodwill amortization during 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 7—”MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR REVENUES, EXPENSES, MARGINS, LIQUIDITY, CAPITAL NEEDS, INVESTMENTS, SEGMENT REPORTING, STOCK BASED COMPENSATION, ACQUISITON ACCOUNTING, ACQUISITION AND TRANSACTION COSTS AND ADJUSTMENTS INCLUDING, AMONG OTHER THINGS, WRITE OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS AND AMORTIZATION OF INTANGIBLE ASSETS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

Overview

Avocent designs, manufactures, licenses and sells products and technologies that provide connectivity and centralized management of IT infrastructure.  We provide connectivity and management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, increasing the efficiency of IT personnel.  Server manufacturers rely on Avocent KVM switches and embedded technology in their systems and companies large and small depend on our products and technologies for managing their growing IT infrastructure.

Our innovations include IP-based switching, centralized management, and intuitive software interfaces.  Our products and technologies manage servers, desktop computers, serial devices, wireless devices, mobile devices, and embedded infrastructure.  With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004.  In January 2006, we announced the signing of a definitive agreement to acquire Cyclades Corporation, and this acquisition is expected to close in March 2006.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our switching systems on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our OEM customers accounted for 48% of sales in 2005, 45% of sales in 2004 and 46% in 2003.  Sales to our branded customers accounted for 52% of sales in 2005, 55% of sales in 2004 and 54% of sales in 2003.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers and accounted for 64% of sales in 2005, 2004 and 2003.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 57% of 2005 sales, 59% of 2004 sales and 60% of 2003 sales.  Sales outside of the United States accounted for 43% of 2005 sales, 41% of 2004 sales and 40% of 2003 sales.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004.  Sales to customers in the United Kingdom, including the European distribution facility for one of our OEM customers, accounted for 10% of 2003 sales.  No other country accounted for more than 10% of 2005, 2004, or 2003 sales.

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

We continue to experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions are not predictable and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  Additionally, many of the stock options previously granted to employees are now fully vested.  Our board of directors is considering changes to our stock-based compensation programs and is expected to implement significant changes in 2006, including a movement away from traditional stock options towards restricted stock and performance based awards.

In the first quarter of 2006, we organized our business into five divisions within Avocent:

•                  Management Systems Division, which includes our branded and OEM KVM, serial console, power control, and management appliance businesses;

•                  Embedded Software & Solutions Division, focused on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•                  Retail Point-of-Sale and Audio/Visual Solutions Division, focused on expanding the markets for our serial and wireless products;

•                  Desktop Solutions Division, which includes our existing digital extension products with emphasis on development of major new products and markets in this area; and

•                  Mobile Technologies Division, which includes mobile device management and secure wireless systems administration.

Although we have now substantially completed reconfiguring our systems and defining new cost centers and operating measures to track the performance of the divisions and to use as a basis for managing and allocating resources, we did not manage our business under these divisions during 2005.  We will evaluate our new divisions based on the requirements in SFAS No. 131, and we expect to provide applicable segment data on the new divisions in our 2006 financial reports.  On a recast basis, the Management Systems Division comprised 89% and the Embedded Software and Solutions Division comprised 6% of our consolidated net revenues in 2005.  The other three divisions and unallocated revenues comprised the remaining 5% of our consolidated net revenues in 2005.

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

Results of Operations

Our consolidated statements of operations, stockholders’ equity, and cash flows reflect the results of acquired companies from the respective dates of acquisition.  The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of net sales:

	Years Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	40.8	41.7	43.5
Gross profit	59.2	58.3	56.5
Operating expenses:
Research and development expenses	15.4	12.4	9.8
Acquired in-process research and development expense	—	8.0	1.3
Selling, general and administrative expenses	24.4	23.2	23.1
Amortization of intangible assets	5.0	6.7	7.2
Total operating expenses	44.8	50.3	41.4
Income from operations	14.4	8.0	15.1
Income from settlement of lawsuit	1.4	—	—
Net investment income	2.5	1.4	1.6
Net realized investment gains (losses)	(0.1)	(1.1)	0.9
Other income (expense), net	(0.1)	—	(0.1)
Income before provision for income taxes	18.1	8.3	17.5
Provision for income taxes	5.0	3.4	4.8
Net income	13.1%	4.9%	12.7%

Years Ended December 31, 2005 and 2004

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity products and technologies, serial connectivity devices, wireless extension products, IPMI, extension, and remote access and management products and technologies, and royalties from licensing our intellectual property.  In 2005, net sales increased to $369.9 million from $365.3 million in 2004.  Despite this year-over-year increase, we experienced a revenue shortfall in the first quarter of 2005, which was primarily due to problems related to the launch of a significant upgrade to the software component of our digital switching systems and lower than expected sales to one of our OEM customers.  The effects of the problems surrounding the product launch continued into the second quarter of 2005.  The increased demand in subsequent quarters is attributed to our OEM customers across all geographic regions and our international branded customers.  OEM sales increased 9% in 2005 over 2004.  Branded sales, however, declined approximately 5% in 2005 from 2004, primarily as a result of the software upgrade launch issues mentioned previously, which reduced our sales in the first and second quarter of 2005.  Branded sales accounted for 52% of sales in 2005 and

55% of sales in 2004.  OEM sales were 48% of sales in 2005 and 45% of sales in 2004.  The continued growth of our digital product line contributed to our sales growth for 2005, as the digital product line contributed over 50% of revenue for all of 2005.  Contributions from IPMI and embedded KVM royalty revenues also increased our net sales.  Sales of our digital products and technologies accounted for $196.7 million or 53% of sales in 2005 compared with $175.0 million or 48% of sales in 2004.  Our IPMI and embedded KVM royalty revenues totaled $22.0 million in 2005, compared to $6.8 million in 2004, the first year we recognized revenues from these technologies.

International sales accounted for 43% of sales in 2005 and 41% of sales in 2004, while sales within the United States were 57% of sales in 2005 and 59% of sales in 2004.  International sales increased 7% from $148.6 million in 2004 to $159.0 million in 2005.  Sales in the U.S. decreased 3% from $216.7 million in 2004, to $210.8 million in 2005.  This decrease in sales in the U.S. was due to the branded software launch problem in the U.S. in the first quarter of 2005 as described above.  We experienced a rebound in branded U.S. sales that began during the second quarter of 2005 and carried over into the remainder of the year, but the rebound was not strong enough to entirely offset the decline in sales we experienced early in 2005.  The strength in our international sales was most evident in the European and Asia Pacific regions, where both branded and OEM sales were strong.  We believe the overall strength in these regions is the result of our continued investments in international sales and marketing programs over recent years.

We believe our current and expanding product platforms will provide for continued growth of our business.  We expect the design wins announced in our IPMI and embedded KVM business to contribute to revenue growth in 2006.  However, we traditionally experience a sequential decline in revenues from the fourth quarter to the first quarter of the following year, and we expect the trend to continue from the fourth quarter of 2005 to the first quarter of 2006.  Generally, the tone of business is good and certain industry analysts are predicting growth in IT spending and server shipments for 2006.  Based on our traditional sequential trend, we expect our revenues for the first quarter of 2006 to be between $96.0 million and $102.0 million.

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins continued to improve, growing to 59.2% in 2005 from 58.3% in 2004.  Gross margin in 2005 benefited from higher sales of our digital products and technologies, which typically have a higher margin than our analog products, and accounted for over 53% of sales in 2005 compared to 48% of sales in 2004.  Gross margins also benefited from our IPMI and KVM embedded royalty revenues, which have higher than our average gross margins.  Gross margin was also positively affected by $3.3 million of Raritan royalty revenue recorded during 2005.  These positive influences on gross margin were partially offset by additional product costs from implementing new environmental regulations, costs related to transitioning to a new contract manufacturer during 2005 and the lower gross margin experienced in the first quarter of 2005, as a result of the revenue shortfall in that quarter.

We expect that the contributions from our digital products and higher revenues from our IPMI and embedded KVM products and technologies will continue to offset price declines and the additional costs we expect from our environmental regulation compliance efforts.  We expect gross margins to be in the 59% to 60% range in the first quarter of 2006.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred.  Research and development expenses were $56.9 million, or 15.4% of net sales, in 2005, compared to $45.4 million, or 12.4% of net sales, in 2004.  The increased research and development expense resulted from an increase in the number of engineers, and an increase in materials, certification, and testing of products in development.  The increase in headcount was the result of the addition of engineers from the acquisitions we completed in 2004 and the hiring of software engineers to support the software development efforts for our Embedded Software and Solutions group.  In addition, research and development expenses include over $800,000 of severance accruals recorded during the second quarter of 2005 related to the closing of three satellite research and development sites.  We continue to believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.  As a result of cost containment plans and the closing of the satellite offices mentioned, we expect research and development expenses to remain flat in dollars from the fourth quarter of 2005 and be in the $13.0 to $14.0 million range in the first quarter of 2006.

Acquired in-process research and development expense.  Acquisition related expenses in 2004 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $6.5 million for Crystal Link, $21.7 million for OSA and $1.1 million for Sonic Mobility.  There were no acquired in-process research and development expenses during 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $90.4 million, or 24.4% of net sales, in 2005 compared to $84.8 million, or 23.2% of net sales, in 2004.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the acquisitions we completed during 2004.  Other factors contributing to higher selling, general and administrative expenses were higher legal fees associated with protecting our intellectual property rights including the Raritan case that settled in the second quarter of 2005 and increased activity in the ClearCube case in late 2005.  We also recorded $500,000 in severance accruals during the second quarter of 2005 related to certain headcount reductions and experienced increased costs related to the localization of technical manuals and publications for certain products shipped internationally.  In 2006, we expect to invest more in marketing expenses as we promote our newer products.  We will also incur higher fees for the continued protection of our intellectual property rights in 2006.  However, we expect selling, general and administrative expenses in the first quarter of 2006to be flat in dollars as compared to the fourth quarter of 2005 and be in the range of $23.0 to $24.0 million.

Amortization of intangible assets.  Amortization of $18.5 million in 2005 and $24.2 million in 2004 includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The decrease in amortization expense during 2005 relates primarily to recording no amortization expense for developed technology or patents and trademarks recorded in connection with the merger of Apex and Cybex, as these assets had an estimated life of five years and were fully amortized at the end of the second quarter of 2005.  Amortization expense is expected to remain flat in terms of dollars in the first quarter of 2006 compared to the fourth quarter of 2005.

Income from settlement of lawsuit.  The $5 million of income from the settlement of a lawsuit in 2005 is comprised entirely of the payment received in the second quarter of 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc.  The terms of the settlement provided for a initial payment of $5 million related to past product sales by Raritan.

Net investment income.  Net investment income increased from $5.1 million in 2004 to $9.2 million in 2005.  The improved results were due to higher interest rates on investments and higher amounts invested from cash generated from operations.

Net realized investment gains (losses).  Net realized investment gains (losses) improved from a loss of  $3.8 million in 2004 to a loss of $83,000 in 2005.  The primary reason for the large change was the result of recording other-than-temporary declines in our investments in VIEO and Rymic, two privately held entities, of $3.5 million in 2004.  Our investments in VIEO and Rymic now have a carrying value of nil.

Other income (expense), net.  Net other income (expense) declined from income of $23,000 in 2004 to expense of $174,000, primarily as a result of fluctuating foreign currency exchange rates.

Provision for income taxes.  The provision for income taxes was $18.7 million in 2005 compared to $12.5 million in 2004.  The effective tax rate decrease is primarily attributable to the impact of $21.7 million of acquired in-process research and development expense recorded in second quarter of 2004 related to the acquisition of OSA, which was not deductible for tax purposes.  These amounts were also affected by the tax impact of a higher mix of pre-tax income contributed by our Shannon, Ireland, operations in 2005 which is taxed at a lower rate and an increase in tax exempt income from investment securities.  However, these effects are partially offset by $3.8 million in taxes recorded related to the repatriation of $90 million of earnings from our overseas subsidiaries pursuant to the American Jobs Creation Act of 2004 in the fourth quarter of 2005.

Net income.  Net income in 2005 was $48.3 million compared to $18.0 million in 2004, as a result of the above factors.  Net income as a percentage of sales for 2005 was 13.1%, compared to 4.9% for 2004.

Years Ended December 31, 2004 and 2003

Net sales.  In 2004, net sales increased 20% to $365.3 million from $304.2 million in 2003.  This increase in sales resulted from increased demand from our branded and OEM customers across all geographic regions.  Branded sales in 2004 increased 22% over 2003, while OEM sales in 2004 increased 18% over 2003.  Branded sales accounted for 55% of sales in 2004 and 54% of sales in 2003.  OEM sales were 45% of sales in 2004 and 46% of sales in 2003.  Continued strong demand for our digital product line contributed to our sales growth.  Contributions from IPMI and embedded KVM royalty revenues also increased our net sales.  The primary contributor to the growth of our digital product revenue was the increased sales of the OEM versions of our digital product line, which was introduced in mid-2002.  Sales of our digital products and technologies accounted for $175.0 million or 48% of sales in 2004 compared with $114.8 million or 38% of sales for 2003.  Our IPMI and embedded KVM royalty revenues totaled $6.8 million in 2004, the first year we recognized revenues from these technologies.

Sales in 2004 were strong internationally and in the United States.  International sales accounted for 41% of sales in 2004 and 40% of sales in 2003, while sales within the United States were 59% of sales in 2004 and 60% of sales in 2003.  Sales in the U.S. increased 19% from $182.1 million in 2003 to $216.7 million in 2004, while international sales increased 21.7% from $122.1 million in 2003 to $148.6 million in 2004.  This increase in sales in the U.S. is resulted from the continued strength of our branded sales, the strong sales of our digital products and technologies, and the contributions from our IPMI and embedded KVM royalty revenues.  The strength in our international sales was most evident in the European and the Asia Pacific regions, where both branded and OEM sales were strong.  We believe the overall strength in these regions is the result of our continued investments in international sales and marketing programs over the past three years.

Gross profit.  Gross profit is affected by a variety of factors, including: the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross margins continued to improve significantly, as they grew to 58.3% in 2004 from 56.5% in 2003.  Gross margin in 2004 benefited from higher sales of our digital products and technologies, which typically have a higher margin than our analog products, and accounted for almost 48% of sales in 2004 compared to 38% of sales in 2003.  Gross margins also benefited from our IPMI and KVM embedded royalty revenues, which have higher than our average gross margins.  Margins were positively affected by our efforts both to lower product costs through product redesigns that eliminated costly components and to reduce costs in our supply chain.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as they are incurred. Research and development expenses were $45.4 million, or 12.4% of net sales in 2004, compared to $29.8 million, or 9.8% of net sales in 2003.  The increased research and development expense resulted from an increase in the number of engineers, and an increase in materials, certification, and testing of products currently in development.  The increase in headcount was the result of the addition of engineers through our recent acquisitions and the hiring of software engineers to support the software development efforts for our IPMI and embedded KVM products and technologies.  We invested in expanding our test lab facilities during 2004, which were completed in the fourth quarter.  During the second half of 2004, we expanded our use of contracted services in order to meet our aggressive product development goals for the year.  The development goals included the completely refreshed versions of our digital product family that were announced in January 2005 and the release of DSView3, our management software that was also released in January 2005.  Other efforts included the release of the Avocent Integrated Access Module (iRAM), an embedded product for remote server management and the DSI5100 appliance released in January 2005, which integrates our IPMI management software into our DS Series product line.  These product introductions represent the largest number of new product releases and product refreshes completed during any single quarter in Avocent’s history.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

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

Liquidity and Capital Resources

As of December 31, 2005 our principal sources of liquidity consisted of approximately $346 million in cash, cash equivalents, and investments.    We have no outstanding debt or available credit facilities as of the date of this filing.

Our operating activities generated cash of approximately $71.0 million in 2005, $76.5 million in 2004, and $82.5 million in 2003.  The moderate reduction in positive cash flow in 2005 is primarily the result of an increase in accounts receivable and higher cash operating expenses from our acquisitions.  We experienced an increase in receivables as a result of the timing and volume of sales in the fourth quarter of 2005, which also caused our days sales outstanding (DSOs) to increase to 59 days from 55 days for the same period in 2004.  Our goal is to keep DSOs under 60 days.  However, our accounts receivable aging remains strong, with only 1% of the balance greater than 30 days past due.  A decline in accrued wages and commissions also affected cash flow from operations in 2005, as bonuses accrued for 2005, which were paid during early 2006, were lower than bonuses accrued at the end of 2004.

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

The following table sets forth the annual payments we are required to make under contractual obligations and other commercial commitments for operating leases and for purchases of inventory and services, in thousands, at December 31, 2005.

	Operating Leases	Purchase Commitments

2006	$2,351	$30,623
2007	1,795	—
2008	1,199	—
2009	449	—
2010	76	—
Thereafter	—	—

Total	$5,870	$30,623

Under our board-approved stock repurchase plan, we repurchased 2.7 million shares of our common stock during 2005 at a cost totaling $77.7 million.  During the period January 1, 2006 through February 28, 2006 we repurchased an additional 360 shares under this program at a total cost of approximately $11.9 million.  We expect to continue to repurchase shares from time to time to offset the dilution from stock option exercises and to return a portion of our cash and investments to shareholders.  As of February 28, 2006, we have repurchased a total of 3.1 million shares under the program, leaving 865,000 available to repurchase.

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all then outstanding stock options with an exercise price of greater than $25.00 that were unvested on December 25, 2005.  Under the provisions of APB 25, there was no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher than the closing price of our common stock as of the modification date.  As a result of the Board’s action, stock options to purchase approximately 1.1 million shares of our common stock became exercisable on December 25, 2005.  The exercise prices of the affected stock options ranged from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14.  We expect the acceleration of these stock options to reduce compensation expense that would have been recorded in future periods following the adoption of SFAS 123R on January 1, 2006.  We estimate that future compensation expense will be $13 million lower as a result of the acceleration of the vesting of these stock options with approximately $1.9 million of unamortized compensation related to past grants as of December 31, 2005.  Excluding expense for any awards granted during the first quarter of 2006, we expect stock based compensation expense for the first quarter of 2006 will be approximately in the range of $700,000 to $800,000.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

In January 2006, we announced that we had signed a definitive agreement to acquire Cyclades Corporation, a privately-held company based in Fremont, California, with offices in Sao Paolo, Brazil and Munich, Germany.  Cyclades employs approximately 350 people in 19 locations around the world.  The Cyclades product lines include serial and power management products, and Linux based server switching products and technologies.  The agreement provides for a total cash purchase price of approximately $90 million plus the assumption of liabilities and payment of certain transaction costs.  In addition to the purchase price, we have set aside $6 million for retention bonuses to key employees and will provide post closing stock awards to certain employees.

 Cyclades had unaudited revenues of approximately $60 million in 2005.  These revenues included 55% of revenues shipped in the U.S. and the remaining 45% shipped internationally.  The Cyclades unaudited balance sheet includes $24.4 million in assets and $16.5 million in liabilities as of December 31, 2005.  The acquisition is expected to be completed in March 2006.  At the closing of the acquisition we expect to record a charge for in-process research and development expenses, goodwill and certain intangibles that will require future amortization including, but not limited to, developed technology, patents, trademarks, non-compete agreements and customer relationships.

Critical Accounting Policies

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                                          We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenues from sales transactions.  We generally record sales revenue upon shipment of our products, net of any discounts, since we generally do not have significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.  We generally ship products upon receipt of a purchase order from a customer.  We record revenue in accordance with the applicable terms of each respective customer contract.  Accordingly, revenue on products shipped FOB destination is recorded when the customer takes possession of the goods, and revenue on products shipped FOB shipping point is recorded when the goods leave our facilities.  Shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of income.

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

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  Our sales agreements generally include a one-month unconditional return policy.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $2.9 million and $3.2 million at December 31, 2005 and 2004, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $1.1 million and $1.7 million at December 31, 2005 and 2004, respectively.

We participate in cooperative advertising and market development programs with certain distributors and OEMs.  We use these programs to reimburse distributors and OEMs for the actual costs of certain forms of advertising, and in general, allow distributors and OEMs reimbursement up to a specified percentage of net purchases.  Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

•                                          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $4.6 million and $3.8 million at December 31, 2005 and 2004, respectively.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.5 million and $2.8 million at December 31, 2005 and 2004, respectively.

•                                          We hold investments in various publicly traded debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against these investments in 2005, 2004 or 2003.

We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  We recorded $3.5 million of write-downs against such investments for the year ended December 31, 2004.  We did not record any such write-downs against these investments in 2005 or in 2003.  As of December 31, 2005 our net carrying value of such investments is nil.

•                                          Our annual tests for goodwill impairment, performed in the fourth quarters of 2005, 2004 and 2003, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.  An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2005, 2004, or 2003.

•                                          We account for income taxes using the asset and liability method.  We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and for known contingencies.  Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, acquired intangible assets, accumulated depreciation, loss on write-down of investments, and inventory reserves. We intend to permanently reinvest earnings from our foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have approximately $554,000 and $2.9 million of valuation allowances recorded against deferred tax assets arising from a foreign subsidiary and certain state research credits at December 31, 2005 and 2004, respectively.

Recently Issued Accounting Standards and Recent Legislation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-based Payment, which replaces SFAS No. 123 Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees and directors, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  We adopted SFAS 123R beginning January 1, 2006.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options.  We expect to use the Black-Scholes option pricing model to value options after the adoption.  In addition, we expect to utilize the straight line method to amortize the expense and utilize the prospective transition method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  We expect the adoption of SFAS 123R will have a material impact on our future consolidated results of operations and earnings per share.  Upon adoption of SFAS 123R, the tax benefit from stock options will be presented as a component of financing activities. Compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123.  We believe the balance to be expensed, before tax, in future periods will be approximately $1.9 million for stock options outstanding as of December 31, 2005 under the SFAS 123 methodology.  If any new awards are granted, we will incur additional expense in future periods related to those awards.

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and peripherals, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products.  This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the “WEEE Legislation”), and producers are financially responsible under the WEEE Legislation beginning in August 2005.  Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant for us.  We will incur some costs under the WEEE legislation but the level and timing of these costs are difficult to predict.

On October 22, 2004, the American Jobs Creation Act of 2004 became law.  This legislation repeals export tax benefits, which have historically reduced our effective tax rate.  This legislation phases in the repealed export tax benefits by allowing 100 percent of the repealed export benefits in 2004, 80 percent in 2005 and 60 percent in 2006.  This change did not have a material impact on our effective tax rate or provision for taxes.

The legislation also transitions in a new tax deduction for qualifying U.S. manufacturing activities.  Under the guidance in FASB Staff Position No. FAS 109-1 which articulates the application of SFAS 109, Accounting for Income Taxes, to the tax deduction on qualified production activities provided by this Act, the deduction will be treated as a “special deduction” as described in SFAS 109.  As such, we expect the new manufacturing activities deduction provision of the new legislation may reduce our effective rate in future periods as the deduction is taken on our tax returns.  The deduction did not have a material impact on our effective tax rate or income tax provision.

The legislation also provides for the optional repatriation of earnings from foreign subsidiaries allowing an 85 percent dividends received deduction. The deduction is subject to a number of limitations.   We repatriated $90.0 million from overseas earnings pursuant to this provision during the fourth quarter of 2005.  We incurred additional income tax expense equal to the incremental U.S. income tax in excess of the credits available for taxes already paid overseas in the amount of $3.8 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.\ We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2005.  We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S.

dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of December 31, 2005, we had one open forward contract with a fair value of zero.

Item 8.

 Financial Statements.

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

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 was effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page 35, which expresses unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avocent Corporation

We have completed integrated audits of Avocent Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 34, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
March 6, 2006

Avocent Corporation

Consolidated Balance Sheets

December 31, 2005 and 2004

(In thousands, except per share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$66,425	$44,724
Investments maturing within one year	227,478	195,075
Accounts receivable, less allowance for doubtful accounts of $1,129 and $1,740 at December 31, 2005 and 2004, respectively	68,712	60,948
Inventories, net	21,178	21,232
Other current assets	10,524	5,923
Deferred tax assets, net	4,054	6,720
Total current assets	398,371	334,622

Investments	51,939	90,217
Property held for lease, net	—	1,330
Property and equipment, net	36,801	39,896
Goodwill	269,992	269,892
Other intangible assets, net	15,763	33,981
Other assets	885	843
Total assets	$773,751	$770,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,069	$9,171
Accrued wages and commissions	10,500	12,197
Accrued liabilities	17,206	15,661
Income taxes payable	11,270	8,494
Other current liabilities	1,702	1,106
Total current liabilities	53,747	46,629

Deferred tax liabilities, net	2,564	8,985
Other non-current liabilities	2,118	1,870
Total liabilities	58,429	57,484

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2005 — 51,612 shares issued and 48,837 outstanding; 2004 — 50,332 shares issued and 50,232 outstanding	52	50
Additional paid-in capital	1,104,899	1,075,171
Unrealized gain (loss) on investments, net of deferred taxes	(502)	(287)
Foreign currency translation adjustment	5	231
Accumulated deficit	(307,503)	(355,852)
Deferred compensation	—	(2,038)
Treasury stock, at cost; 2005 — 2,775 shares; 2004 — 100 shares	(81,629)	(3,978)
Total stockholders’ equity	715,322	713,297

Total liabilities and stockholders’ equity	$773,751	$770,781

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share data)

	2005	2004	2003
Net sales	$369,888	$365,255	$304,238

Cost of sales	151,043	152,400	132,412

Gross profit	218,845	212,855	171,826

Research and development expenses	56,885	45,353	29,793
Acquired in-process research and development expense (Note 3)	—	29,260	3,940
Selling, general and administrative expenses	90,354	84,823	70,398
Amortization of intangible assets	18,509	24,279	21,805

Total operating expenses	165,748	183,715	125,936

Income from operations	53,097	29,140	45,890

Income from settlement of lawsuit	5,000	—	—
Net investment income	9,246	5,133	4,825
Net realized investment gains (losses)	(83)	(3,804)	2,619
Other income (expense), net	(174)	23	(288)

Income before provision for income taxes	67,086	30,492	53,046

Provision for income taxes	18,737	12,452	14,499

Net income	$48,349	$18,040	$38,547

Net income per common share:
Basic	$0.98	$0.37	$0.83

Diluted	$0.96	$0.36	$0.81

Weighted average common shares outstanding:
Basic	49,318	48,964	46,194

Diluted	50,254	50,530	47,693

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock		Additional Paid-In	Unrealized Gain (Loss) on	Foreign Currency Translation	Retained Earnings (Accumulated	Deferred	Treasury
	Shares	Amount	Capital	Investments	Adjustment	Deficit)	Compensation	Stock	Total
Balance, December 31, 2002	45,210	$45	$936,288	$43	$(29)	$(412,439)	$(6,236)	$—	$517,672
Acquisition of Soronti, Inc.	31	—	1,152	—	—	—	—	—	1,152
Net income	—	—	—	—	—	38,547	—	—	38,547
Change in foreign currency translation adjustment	—	—	—	—	93	—	—	—	93
Change in net unrealized gains on investments, net of deferred income taxes of $65	—	—	—	120	—	—	—	—	120
Issuances of common stock	2,109	2	34,618	—	—	—	—	—	34,620
Income tax benefit from exercise of stock options	—	—	10,239	—	—	—	—	—	10,239
Stock-based compensation	—	—	(79)	—	—	—	4,793	—	4,714
Balance, December 31, 2003	47,350	47	982,218	163	64	(373,892)	(1,443)	—	607,157
Acquisition of Crystal Link Technologies	107	—	3,500	—	—	—	—	—	3,500
Acquisition of OSA Technologies	1,229	1	54,707	—	—	—	(6,351)	—	48,357
Net income	—	—	—	—	—	18,040	—	—	18,040
Change in foreign currency translation adjustment	—	—	—	—	167	—	—	—	167
Change in net unrealized gain on investments, net of deferred income tax benefit of $207	—	—	—	(450)	—	—	—	—	(450)
Issuances of common stock	1,646	2	29,085	—	—	—	—	—	29,087
Income tax benefit from exercise of stock options	—	—	5,748	—	—	—	—	—	5,748
Stock-based compensation	—	—	(87)	—	—	—	5,756	—	5,669
Purchase of 100 shares of treasury stock	—	—	—	—	—	—	—	(3,978)	(3,978)
Balance, December 31, 2004	50,332	50	1,075,171	(287)	231	(355,852)	(2,038)	(3,978)	713,297
Net income	—	—	—	—	—	48,349	—	—	48,349
Change in foreign currency translation adjustment	—	—	—	—	(226)	—	—	—	(226)
Change in net unrealized loss on investments, net of deferred income tax benefit of $138	—	—	—	(215)	—	—	—	—	(215)
Issuances of common stock	1,280	2	25,089	—	—	—	—	—	25,091
Income tax benefit from exercise of stock options	—	—	4,663	—	—	—	—	—	4,663
Stock-based compensation	—	—	(24)	—	—	—	2,038	—	2,014
Purchase of 2,675 shares of treasury stock	—	—	—	—	—	—	—	(77,651)	(77,651)
Balance, December 31, 2005	51,612	$52	$1,104,899	$(502)	$5	$(307,503)	$—	$(81,629)	$715,322

Comprehensive income in 2005 of $47,908 consists of $48,349 of net income, $215 of unrealized loss on investments (net of deferred income taxes) and $226 of foreign currency translation adjustment.  The unrealized loss on investments is net of $526, net of $284 tax benefit, of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.

Comprehensive income in 2004 of $17,757 consists of $18,040 of net income, $450 of unrealized loss on investments (net of deferred income taxes) and $167 of foreign currency translation adjustment.  The unrealized loss on investments is net of $230, net of $124 tax benefit, of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.

Comprehensive income in 2003 of $38,760 consists of $38,547 of net income, $120 of unrealized gain on investments (net of deferred income taxes) and $93 of foreign currency translation adjustment.  The unrealized gain on investments is net of $1,702, net of $917 tax expense, of realized gains that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$48,349	$18,040	$38,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,037	6,222	4,859
Amortization of intangible assets	18,509	24,279	21,805
Stock-based compensation	2,014	5,669	4,714
Acquired in-process research and development expenses	—	29,260	3,940
Other-than-temporary decline in fair value of investments	—	3,450	—
Amortization of premium on investments	934	3,236	3,339
Net (gain) loss on sales of investments	810	354	(2,619)
Net gain on sale of property held for lease	(727)	—	—
Deferred income taxes	(3,973)	(7,548)	(4,283)
Income tax benefit from exercise of stock options	4,663	5,748	10,239
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(7,763)	(15,668)	(8,677)
Inventories, net	54	238	3,300
Other assets	(5,146)	162	(17)
Accounts payable	3,905	(1,447)	3,430
Accrued liabilities, wages and commissions	(1,697)	2,080	1,277
Income taxes, receivable and payable	2,776	1,831	(5)
Other liabilities	1,241	615	2,654
Net cash provided by operating activities	70,986	76,521	82,503
Cash flows from investing activities:
Purchase of Sonic Mobility, net of cash acquired	—	(9,141)	—
Purchase of OSA, net of cash acquired	—	(47,179)	—
Purchase of Crystal Link, net of cash acquired	—	(5,311)	—
Purchase of Soronti, net of cash acquired	—	—	(5,520)
Purchases of property and equipment	(3,798)	(7,137)	(18,983)
Proceeds from sale of property held for lease	1,912	—	—
Purchases of available-for-sale investments	(360,839)	(306,634)	(243,698)
Proceeds from maturities and sales of available-for-sale investments	364,758	243,634	115,376
Proceeds from maturities of held-to-maturity investments	—	—	50,405
Net cash provided by (used in) investing activities	2,033	(131,768)	(102,420)
Cash flows from financing activities:
Repayment of short-term debt assumed in acquisitions	—	(1,797)	(3)
Proceeds from employee stock option exercises	19,059	25,876	32,811
Proceeds from employee stock purchase plan	6,032	3,211	1,809
Purchases of treasury stock	(76,279)	(3,978)	—
Net cash (used in) provided by financing activities	(51,188)	23,312	34,617

Effect of exchange rate changes on cash and cash equivalents	(130)	167	93

Net increase (decrease) in cash and cash equivalents	21,701	(31,768)	14,793
Cash and cash equivalents, beginning of year	44,724	76,492	61,699

Cash and cash equivalents, end of year	$66,425	$44,724	$76,492

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$14,487	$12,496	$9,658

(1)          Supplemental disclosure — The Company recorded the purchase of 50 treasury shares at the end of 2005 for $1,372 and recorded a liability in the same amount as the transaction settled after year-end.  The cash-flow has been adjusted for this non-cash transaction.

(2)          Supplemental disclosure — In addition to the cash paid at the respective closings, the Company issued 106 shares of its common stock valued at $3,500 to Crystal Link shareholders and 1,229 shares of its common stock valued at $45,831 to OSA shareholders. The issuance of common stock was recorded as non-cash consideration for the acquisitions.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

1.                                Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures and sells analog and digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension, wireless extension, remote access and management products, Intelligent Platform Management Interface (“IPMI”) firmware and software, and related technologies for the computer industry.  The Company’s products and technologies help IT administrators manage multiple servers, serially controlled devices and mobile devices from a single local or remote console facilitating efficient network management and administration. The Company sells products to distributors, resellers, original equipment manufacturers (“OEMs”) and end-users in the United States and internationally.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Soronti, Inc. (“Soronti”), which was acquired on November 17, 2003, Crystal Link Technologies (“Crystal Link”), which was acquired on January 6, 2004, OSA Technologies, Inc. (“OSA”), which was acquired on April 6, 2004 and Sonic Mobility Inc. (“Sonic Mobility”), which was acquired on August 31, 2004.

2.                                Summary of Significant Accounting Policies

The principal accounting policies of the Company are as follows:

Principles of Consolidation — The Company’s consolidated financial statements include the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents, except that certain investments with original maturities of less than 90 days are classified as short term investments when such investments are a part of our investment portfolio.

Inventories — Raw materials, work in process and finished goods inventories are recorded using the lower of standard cost, which approximates first-in first-out (FIFO), or market.  Standard costs are reviewed and revised on a quarterly basis. Therefore, inventory costs approximate actual costs at the end of each reporting period.  The Company writes down inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.

Financial Instruments — The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

Investments — The Company’s investments consist primarily of bank deposits, corporate bonds, commercial paper, asset-backed securities, municipal bonds, U.S. government agency securities, and mortgage-backed securities guaranteed by U.S. government agencies.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes. Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Certain investments with original maturities of less than 90 days are classified as short term investments when such are a part of our investment portfolio.  Realized gains and losses are accounted for on the specific identification method.

The Company also invests in privately-held companies and generally records its investments in these entities at cost or using the equity method if the Company has the ability to exercise significant influence over the entity.  The Company’s carrying value for such investments was nil as of December 31, 2005 and 2004.  These investments are included in total long-term investments in the accompanying consolidated balance sheets.  The Company reviews its investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that the investment will not be recovered.  Impairment charges are recorded on investments having a basis that is greater than the value that the Company would reasonably expect to receive in an arm’s length sale of the investment.  The Company recognized impairment losses on these investments of zero in 2005, $3,450 in 2004, and zero in 2003 (see note 5).

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

Property Held for Lease — Property held for lease, which was sold in the fourth quarter of 2005,  is carried at cost, less accumulated depreciation, which was computed using the straight-line method over the estimated useful lives of the assets. Rental income from this property is recorded on a monthly basis in accordance with the lease terms. Initial direct costs were deferred and matched against rental income over the initial term of the lease (see Note 6).  Net rental income was reported within net investment income.

Property and Equipment — Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets. Maintenance and repairs are charged to current operations as incurred. Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in income from operations.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	lease terms
Computer software and equipment	3 — 5 years
Other equipment	3 — 5 years

Other Intangible Assets — Other intangible assets include acquired intangible assets and capitalized costs directly incurred in obtaining an intangible.  Other intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Developed technology	3 — 5 years
Patents and trademarks	5 — 7 years
Customer base and certification	3 — 6 years
Non-compete agreements	3 years (contract period)
Other assets	3 — 7 years

Long-Lived Assets — The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2005, 2004 or 2003.

Goodwill — The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to the assets acquired (including other identified intangible assets) and liabilities assumed.  The Company performed an annual impairment test of goodwill in the fourth quarters of 2005, 2004 and 2003.  The tests conducted during 2005, 2004 and 2003 concluded that there had been no impairment of goodwill and that no adjustments were required (see Note 8).

Allowance for Doubtful Accounts — Prior to extending credit to a new customer, the Company performs a detailed credit review of the customer and establishes credit limits based on the results of the credit review. The Company reviews collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in the Company’s allowance for doubtful accounts may be required. The Company’s allowance for doubtful accounts was $1,129 and $1,740 at December 31, 2005 and 2004, respectively.

Allowance for Sales Returns — The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $2,877 and $3,174 at December 31, 2005 and 2004, respectively. The reserve is included as a reduction in the carrying value of accounts receivable in the accompanying consolidated balance sheets.

Liability for Warranty Returns — The Company’s products generally include warranties of one to three years for product

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

defects. The Company accrues for warranty returns at cost to repair or replace products. The Company also offers extended warranties to customers and recognizes the revenue associated with the extended warranties over the life of the warranty (see Note 9).  The liability for warranty returns totaled approximately $2,536 and $2,760 at December 31, 2005 and 2004, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation — The Company generally records compensation expense for all stock-based compensation plans using the intrinsic value method in which compensation expense, if any, is measured as the excess of the market price of the stock over the exercise price of the award on the measurement date. For unvested options of companies acquired that existed as of their respective acquisition dates, the intrinsic value was computed as of the acquisition date and the pro rata portion related to future service was deferred (included in deferred compensation in the consolidated balance sheets) and is being amortized over the remaining vesting period of the stock options. The fair value of these unvested options as of the consummation date was computed and the amount in excess of the intrinsic value was included in the respective purchase consideration (see Note 3).

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

	2005	2004	2003
Net income — as reported	$48,349	$18,040	$38,547
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,014	5,617	4,367
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,684)	(31,805)	(29,001)
Net income (loss) — pro forma	$21,679	$(8,148)	$13,913

Basic earnings per share — as reported	$0.98	$0.37	$0. 83
Basic earnings (loss) per share — pro forma	$0.44	$(0.17)	$0.30
Diluted earnings per share — as reported	$0.96	$0.36	$0.81
Diluted earnings (loss) per share — pro forma	$0.43	$(0.17)	$0.29

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, options granted typically do not vest for several years and additional awards are made each year.  However, on April 29, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of certain options (see Note 14) resulting in additional pro-forma expense of approximately $13,000, before tax, in 2005.  The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected life (years)	1.5 — 4.5	1.0 — 4.5	4.5
Expected volatility	28.5 — 48.1%	33.0 — 55.0%	60.0%
Risk-free interest rate	3.16 — 3.99%	1.17 — 3.54%	2.38 — 3.03%

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share based Payment, which replaces SFAS No. 123 Accounting for Stock Based Compensation and APB Opinion No 25 Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005.  The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to inclusion of the expense in the financial statements.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.  The transition methods include prospective and retroactive adoption options. The Company expects to use the Black-Scholes option pricing model to value options after the adoption.  In addition, the Company expects to utilize the straight line method to amortize the expense and utilize the prospective transition method which requires that compensation expense begin being recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  The Company has evaluated the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on future consolidated results of operations and earnings per share. Upon adoption of SFAS 123R, the tax benefit from stock options will be presented as a component of financing activities.  Compensation expense for outstanding awards for which the requisite

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro-forma disclosure purposes under SFAS 123.  The Company believes the balance to be expensed, before tax, in future periods will be approximately $1,900 for stock options outstanding as of December 31, 2005 under the SFAS 123 methodology.  If any new awards are granted, the Company will incur additional expense in future periods related to those awards.

Concentrations of Customer Base and Credit Risk — Four customers each exceeded 10% of the Company’s sales for 2005 and 2004, while only three customers exceeded 10% of sales for 2003.  The four customers accounted for 55% of sales in 2005 and 57% of sales in 2004, while the three customers accounted for 48% of net sales in 2003.  Accounts receivable from these customers represented approximately 56% of trade receivables at December 31, 2005 and 61% of trade receivables at December 31, 2004.  The Company’s top five customers, which include three OEMs and two distributors, accounted for 64% of net sales for 2005, 2004 and 2003.

The Company places cash and investments in several high-quality financial institutions and seeks to limit the credit exposure from any one institution, issuer or instrument.

Income Taxes — The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, acquired in-process research and development expenses, acquired intangible assets, foreign subsidiary intangibles, accumulated depreciation, loss on write-down of investments and inventory reserves. The Company intends to permanently reinvest its earnings from foreign subsidiaries in its international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Foreign Currency — The Company records transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar with any transaction gains or losses reported in other income (expense). Adjustments from translating financial statements of international subsidiaries are recorded as a separate component of stockholders’ equity.

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. At December 31, 2005 and 2004, the Company had one such contract outstanding with a fair value of zero.

Revenue Recognition — The Company generally records sales upon shipment of the related product, net of any discounts as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Revenue on products shipped FOB destination is recorded when the customer takes possession of the goods. The Company’s shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations.

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

Research and Development Expense — Research and development costs are expensed as incurred. In-process research and development obtained through acquisitions of other companies is expensed upon consummation of the acquisition.

Software Development Costs — The costs of software development for the Company’s products incurred between achieving technological feasibility and the integration into the Company’s products available for sale to customers have not been material to date. Such costs, if material, would be capitalized. Additionally, costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred.

Advertising Expense — Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $7,517, $6,254 and $6,793 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company participates in cooperative advertising and market development programs with certain distributors and OEMs.

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

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

Other Income (Expense), net — Other income (expense), net consists primarily of foreign currency exchange gains or losses and interest expense.

Comprehensive Income — Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Earnings Per Share — Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 12).

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements in order to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash used in investing activities or total stockholders’ equity.

Recently Issued Accounting Standards and Recent Legislation — See above for discussion regarding SFAS 123R.

The European Union has finalized the Waste Electrical and Electronic Equipment Directive, which makes producers of electrical goods, including computers and peripherals, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products.  This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the “WEEE Legislation”), and producers are financially responsible under the WEEE Legislation beginning in August 2005.  Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant for us.  The Company will incur some costs under the WEEE legislation but the level and timing of these costs are difficult to predict.

3.             Acquisitions

Sonic Mobility Inc. — On August 31, 2004, the Company acquired all of the outstanding stock of Sonic Mobility, based in Calgary, Canada. Sonic Mobility has developed (i) software products and technologies that allow for management of network and data center infrastructure from mobile devices, (ii) security software for intranet and extranet resource access from mobile handheld devices and (iii) software products and technologies for managing mobile devices centrally by IT administrators. The Company’s current management products and technologies primarily provide management and access products and technologies for fixed place IT devices.  The addition of Sonic Mobility’s proprietary products expands the Company’s markets to include both integrated and stand-alone products and technologies for the expanding mobile IT device market. The results of Sonic Mobility’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition is not amortized but is included in the Company’s review of goodwill for impairment. The goodwill is amortizable for tax purposes.  A summary of the total purchase consideration is as follows:

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

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

Sonic Mobility’s in-process research and development activities consisted of an upgrade of its Sonic Sentry product, software that allows for managing mobile devices centrally by IT administrators.  The upgrade was planned to roll out in two phases, one in the fall of 2004 and the second in 2005.   The first phase was completed and available for shipping during the fourth quarter of 2004, while the second phase was completed and available for shipping during 2005.

OSA Technologies, Inc. — On April 6, 2004, the Company acquired the outstanding stock of OSA.  OSA is headquartered in San Jose, California and has additional offices in Shanghai, China and Taipei, Taiwan. OSA has developed embedded manageability firmware and software using Intelligent Platform Management Interface (“IPMI”) products and technologies. The acquisition of OSA enhances the Company’s position in the embedded management market and OSA’s embedded management products and technologies for the IPMI market complements the Company’s core KVM business and builds upon prior acquisitions.  The results of OSA’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as result of the acquisition is not amortized but is included in the Company’s review of goodwill for impairment. Additionally, the goodwill recorded upon the OSA acquisition is not amortizable for tax purposes.  The excess of the fair value over the intrinsic value of the unvested OSA options and the fair value of the vested OSA options at the date of consummation have been included in the purchase consideration. A summary of the total purchase consideration is as follows:

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

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

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

OSA’s in-process research and development activities consisted of an upgrade of its Firmware Suite to Version 2.0 and an embedded server management product.  These projects were still in process at the end of 2005 but are expected to be completed during 2006.

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

Revenue growth related to the in-process research and development is embodied in products to be launched during 2006. These products have estimated economic lives ranging from approximately six to nine years. The product life cycle is characterized by a gradual 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Gross margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 24%.

Crystal Link Technologies — On January 6, 2004, the Company acquired the outstanding common shares of Crystal Link for approximately $6,652 in cash and common stock, plus the assumption of liabilities and payment of certain acquisition costs.  The purchase agreement called for additional potential earn-out payments of up to $5,000 based on future technical enhancements and achievement of certain sales goals.  In October 2004, the Company paid $2,000 of the earn-out consideration based on the achievement of the specified technology enhancements.  The remaining $3,000 of potential earn-out consideration was not paid as the goals specified were not met.  The results of Crystal Link’s operations have been included in the consolidated financial statements since the date of acquisition.  Crystal Link, headquartered in Escondido, CA, has developed wireless technology for KVM switching and extension products.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and are amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition, including the earn-out consideration, is not amortized but is included in our review of goodwill for impairment.  The goodwill is amortizable for tax purposes. A summary of the total purchase consideration is as follows:

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

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

Acquisition of Soronti — On November 17, 2003, the Company acquired the outstanding preferred and common shares of Soronti for approximately $7,000 in cash and stock, plus the assumption of liabilities and payment of certain acquisition costs.

The results of Soronti’s operations have been included in the consolidated financial statements since that date.  Soronti, headquartered in Draper, Utah, has developed server and system management products for the control of IT.  Soronti’s products included a virtual presence PCI adaptor and a virtual presence stand alone unit.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition is not amortized but is included in the Company’s annual review of goodwill for impairment.  A summary of the total purchase consideration is as follows:

Cash paid for outstanding shares	$5,848
Value of common stock issued for outstanding shares	1,152
Acquisition costs	207

Total purchase consideration	$7,207

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

The purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$800	Various
In-process research and development	3,940	—
Developed technology	500	3 years
International marketing rights	668	3 years
Goodwill	2,412	—
Deferred taxes	(270)	3 years
Assumed liabilities;	(843)	—

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

Pro Forma Financial Information — The following unaudited pro forma summary combines the results of operations of Avocent, Soronti, Crystal Link, OSA and Sonic Mobility as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for the years ended December 31, 2004 and 2003 for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.  The results of operations for all of these acquisitions are included in Avocent’s 2005 results of operations.

	2004	2003

Net sales	$366,155	$307,032
Net income	$44,844	$28,291
Income per basic share	$0.92	$0.61
Income per diluted share	$0.89	$0.59

The above amounts exclude acquired in-process research and development expense of $789 (net of a $261 tax benefit) related to the Sonic Mobility acquisition, $21,720 related to the OSA acquisition, $3,829 (net of a $2,661 tax benefit) related to the Crystal Link acquisition, and $3,940 related to the Soronti acquisition.

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

4.             Inventories

Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004
Raw materials, net	$3,625	$4,411
Work in process, net	173	356
Finished goods, net	17,380	16,465

Inventories, net	$21,178	$21,232

As of December 31, 2005 and 2004, inventories above have been reduced by reserves for excess and obsolete inventories of $4,558 and $3,785, respectively.

5.             Investments

All investments in publicly traded securities at December 31, 2005 and 2004, are classified as available-for-sale and are carried at fair value.   The Company includes certain investments with original maturities of less than 90 days as short term investments when such investments are a part of our investment portfolio.  Investments at December 31, 2005 and 2004 are as follows:

	December 31, 2005
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$28,949	$	$(253)	$28,696
Municipal bonds	162,654	16	(61)	162,609
Mortgage-backed securities guaranteed by U.S. government agencies	12,682	86	(22)	12,746
U.S. government agency obligations	23,601	—	(174)	23,427

Total	$227,886	$102	$(510)	$227,478

	December 31, 2005
Non-current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$4,749	$—	$(41)	$4,708
Municipal bonds	3,083	—	(23)	3,060
Mortgage-backed securities guaranteed by U.S. government agencies	29,834	42	(134)	29,742
U.S. government agency obligations	14,624		(195)	14,429

Totals	$52,290	$42	$(393)	$51,939

	December 31, 2004
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$32,459	$1	$(133)	$32,327
Municipal bonds	93,409	20	(68)	93,361
Mortgage-backed securities guaranteed by U.S. government agencies	14,209	67	(28)	14,248
U.S. government agency obligations	14,704	—	(98)	14,606
Time deposits	40,533	—	—	40,533

Total	$195,314	$88	$(327)	$195,075

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

	December 31, 2004
Non-current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$32,672	$—	$(155)	$32,517
Municipal bonds	5,654	—	(33)	5,621
Asset-backed securities	1,222	—	(7)	1,215
Mortgage-backed securities guaranteed by U.S. government agencies	33,154	157	(66)	33,245
U.S. government agency obligations	17,726	3	(110)	17,619

Totals	$90,428	$160	$(371)	$90,217

Scheduled maturities of non-current investments are as follows:

	December 31, 2005
	Amortized Cost	Estimated Fair Value
Due within two years	$22,456	$22,197
Due two to three years	0	0
Mortgage-backed securities	29,834	29,742

Totals	$52,290	$51,939

The Company anticipates prepayments of approximately 25% per year on mortgage-backed securities.

As of December 31, 2005 substantially all of the Company’s investments that had unrealized losses were in a loss position for less than twelve months.  The unrealized losses include 96 individual securities and have been caused by slight upward variations in interest rates in the particular securities since the time they were acquired. Most of these investments have been acquired within the past 12 months, are of high credit quality, are insured or are guaranteed by an agency of the US government, and Avocent anticipates that the Company will realize the full par value upon maturity of these securities.

Net realized gains (losses) for the years ended December 31, 2005, 2004, and 2003 is comprised of the following:

	2005	2004	2003

Gross realized gains	$20	$31	$3,191
Gross realized losses	(830)	(3,835)	(572)
Net realized investment gains (losses)	$(810)	$(3,804)	$2,619

In the second quarter of 2002, the Company made a $1,000 investment in Rymic Systems, Inc., a privately-held company based in Huntsville, Alabama, that develops hardware and software products and technologies for remote monitoring and control of vehicles and equipment over the internet using standard desktop web browsers.  The Company purchased 400 shares of Rymic’s common stock, giving Avocent approximately a 14% equity position in Rymic.  During 2004, as a result of Rymic’s declining financial condition, the Company recorded an impairment charge of $450 against its investment in Rymic, which was included in net realized investment losses in the accompanying consolidated statements of income and which reduced its net carrying value to nil.

In the second quarter of 2003 the Company made a $3,000 preferred stock investment in VIEO, Inc., a privately held company based in Austin, Texas. VIEO provides management products for Adaptive Application Infrastructure Management.  VIEO’s products combine application-aware networking hardware with intelligent infrastructure management software in a secure, purpose-built appliance to measure, analyze and control application resources.  The Company’s investment, which represents less than 10% ownership in VIEO, is being accounted for on the cost method. During 2004, as a result of VIEO’s declining financial condition and its planned recapitalization, the Company recorded an impairment charge of $3,000 against its investment in VIEO, which was included in net realized investment losses in the accompanying consolidated statements of income, and which reduced the net carrying value of the investment to nil.

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

6.             Property Held for Lease

In the fourth quarter of 2005, the Company sold a building that it owned and had previously occupied in Huntsville, Alabama. The Company had an agreement to lease the building to an unrelated party. Rental income totaled approximately $202 for the year ended December 31, 2005 and $221 for each of the years ended December 31, 2004 and 2003. The Company received approximately $1,912 from the sale of the building, resulting in a gain on disposal of approximately $727.

Property held for lease consisted of the following at December 31, 2004:

2004
Building	$2,306
Accumulated depreciation	(976)

Property held for lease, net	$1,330

7.             Property and Equipment

Property and equipment consists of the following at December 31, 2005 and 2004:

	2005	2004
Land and land improvements	$4,795	$4,814
Buildings	23,321	22,424
Leasehold improvements	2,454	2,433
Computer software and equipment	22,330	21,330
Other equipment	14,601	13,244
Construction in progress	591	1,787

	68,092	66,032
Less accumulated depreciation	(31,291)	(26,136)

Property and equipment, net	$36,801	$39,896

Depreciation expense was $7,037, $6,222, and $4,859 for the years ended December 31, 2005, 2004 and 2003, respectively.

8.             Goodwill and Other Intangible Assets

Other intangible assets subject to amortization, including the intangible assets from the Crystal Link, OSA, Sonic Mobility, and Soronti acquisitions detailed in Note 3, are as follows:

	December 31, 2005		December 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$14,820	$8,293	$80,560	$62,293
Patents and trademarks	9,174	4,959	21,508	14,318
Customer base and certification	4,870	1,719	6,483	1,961
Non-compete agreements	2,520	1,289	5,793	3,070
Other assets	1,814	1,175	1,814	535
	$33,198	$17,435	$116,158	$82,177

For the years ended December 31, 2005, 2004 and 2003, amortization expense for other intangible assets was $18,509, $24,279 and $21,805, respectively.  During 2005, the Company retired approximately $83,000 of fully amortized other intangible assets and the related accumulated amortization, recorded as a result of prior acquisitions.  The retirement had no impact on reported earnings. The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2006	9,500
2007	3,900
2008	1,900
2009	500
Total	$15,800

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

In 2005, the Company recorded $100 of additional goodwill related to the Crystal Link Technologies acquisition. In 2004, the Company recorded $5,203 of goodwill as result of the Sonic Mobility acquisition, $57,131 of goodwill as result of the OSA acquisition and $1,857 of goodwill as a result of the acquisition of Crystal Link.

The Company performed an annual impairment test of goodwill in the fourth quarter of 2005, 2004 and 2003.  The test in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.

9.             Product Warranties

The activity within the liability for warranty returns in 2005 and 2004 is as follows:

	2005	2004

Balance, beginning of year	$2,760	$2,652

Accruals for product warranties issued during the period	252	528
Settlements made during the period	(176)	(420)

Balance, end of year	$2,836	$2,760

Deferred revenue related to the Company’s extended warranty program was $1,922 at December 31, 2005 and $1,666 at December 31, 2004.  The Company recorded earned revenue from the amortization of deferred revenue related to extended warranties of $912 during 2005, $607 during 2004 and $282 during 2003.  In addition, the Company recorded new extended warranties of $1,168 during 2005, $1,227 during 2004, and $710 during 2003.

10.          Income Taxes

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	2005	2004	2003

Current:
U.S. Federal	$17,667	$14,175	$13,356
U.S. State	273	1,582	1,198
Foreign	4,422	4,075	4,203

	22,362	19,832	18,757
Deferred:
U.S. Federal	(2,914)	(6,367)	(3,676)
U.S. State	(345)	(1,092)	(540)
Foreign	(366)	79	(42)

	(3,625)	(7,380)	(4,258)

Total provision for income taxes	$18,737	$12,452	$14,499

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

The provision for federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2005	2004	2003

Expected federal income tax provision	$23,480	$10,672	$18,566
Add (deduct):
Extraterritorial income exclusion benefit	(64)	(35)	(63)
State income tax (benefit), net of federal tax	(47)	318	(642)
Tax effect resulting from foreign operations taxed at lower rates	(7,450)	(7,848)	(7,231)
Acquired in-process research and development	—	7,602	1,379
Compensation expense	705	1,984	1,488
Municipal bond interest income	(1,074)	(602)	(179)
Foreign stock option incentive transfer	(517)	(848)	—
Subpart F income	1,447	1,110	449
R & E Credit	(833)	(325)	(264)
Repatriation dividend	3,809	—	—
Other	(719)	424	996

	$18,737	$12,452	$14,499

The components of the net deferred income tax assets and liabilities at December 31, 2005 and 2004, are as follows:

	2005	2004
Net current deferred income tax assets:
Allowance for doubtful accounts	$340	$454
Allowance for sales returns and liability for warranty returns	1,289	1,377
Inventory reserves	1,451	1,620
Acquired operating loss carryforwards	44	2,013
Other	930	1,256

	$4,054	$6,720

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$(2,608)	$(3,258)
Foreign subsidiary intangibles	—	2,039
Acquired developed technology	3,011	3,277
Acquired intangible assets	(4,986)	(11,583)
Loss on investments	272	136
Acquired operating loss carryforwards	478	1,380
Capital loss carryforward	314	611
Research credit carryforward	388	388
Allowance for impairment on investments	1,450	1,445
Other	(329)	(567)

	(2,010)	(6, 132)
Less valuation allowance	(554)	(2,853)

	$(2,564)	$(8,985)

Net deferred income tax asset (liability)	$1,490	$(2,265)

During 2005, the Company wrote off deferred tax assets of $2,466 arising from a foreign subsidiary.  Since the Company had full valuation allowances recorded against the deferred tax assets, the write off had no impact on reported earnings.

Periodically, the Company faces challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for probable exposures. Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to these tax exposures are appropriately accrued as of December 31, 2005 and 2004. To the extent the Company were

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

to prevail in matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.

In 2005, the Company repatriated $90,000 of foreign earnings in accordance with the provisions of the American Jobs Creation Act of 2004. Additional income tax expense of $3,809 resulted from this transaction.  The Company intends to permanently reinvest the undistributed earnings of approximately $35,226 as of December 31, 2005 of its foreign subsidiaries in its international operations. Should the Company’s intent change, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions.

For state income tax purposes, at December 31, 2005, the Company has approximately $5,898 of net operating loss carry forwards available to offset future taxable income in certain states.  These state net operating loss carryforwards are subject to certain limitations.  If not utilized, the state net operating loss carry forwards will expire from 2013 to 2021.

11.          Stockholders’ Equity

Preferred Stock — The Company has 5,000 shares of $0.001 par value preferred stock authorized and no shares issued and outstanding at December 31, 2005 and 2004.

Common Stock — The Company has 200,000 shares of $0.001 par value common stock authorized.  There were 51,612 and 50,332 shares issued at December 31, 2005 and 2004, respectively.  There were 48,837 and 50,232 shares outstanding at December 31, 2005 and 2004, respectively.

Treasury Stock — The Company’s Board of Directors approved a stock repurchase program during the fourth quarter of 2004 whereby 2,000 of the Company’s shares of common stock could be purchased from time-to-time on the open market or in negotiated transactions.  On April 29, 2005 the Company’s Board added 2,000 shares to the program, bringing the total shares authorized to be repurchased to 4,000.  The Company purchased 2,675 shares in 2005 and 100 shares during the fourth quarter of 2004 under the approved repurchase program.  The Company recorded the purchase of 50 treasury shares at year-end for $1,372 and recorded a liability in the same amount as the transaction settled after year-end.

12.          Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2005, 2004 and 2003, is as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
For the Year Ended December 31, 2005
Basic EPS
Net income	$48,349	49,318	$0.98
Effect of Dilutive Securities
Stock options		936
Diluted EPS
Net income and assumed conversions	$48,349	50,254	$0.96

For the Year Ended December 31, 2004
Basic EPS
Net income	$18,040	48,964	$0.37
Effect of Dilutive Securities
Stock options		1,566
Diluted EPS
Net income and assumed conversions	$18,040	50,530	$0.36

For the Year Ended December 31, 2003
Basic EPS
Net income	$38,547	46,194	$0.83
Effect of Dilutive Securities
Stock options		1,499
Diluted EPS
Net income and assumed conversions	$38,547	47,693	$0.81

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  At December 31,

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

2005, 2004 and 2003, options to purchase 2,375, 2,440 and 1,941 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because inclusion of such options would have been anti-dilutive.

13.          Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $3,578, $3,035 and $2,559 for the years ended December 31, 2005, 2004 and 2003, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Years ending
December 31:
2006	$2,351
2007	1,795
2008	1,199
2009	449
2010	76
Thereafter	—

$5,870

In the ordinary course of our business, the Company may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments totaled $30,623 as of December 31, 2005 and are all due within 2006. These commitments relate primarily to the Company’s need to schedule the purchase of inventories in advance of the related forecasted sales to customers. The Company also has at any point in time a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, operations, financial condition or cash flows (see Note 18).

14.          Stock Option and Stock Purchase Plans

The Company has stock option plans covering substantially all of its employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, of Equinox at the acquisition effective January 3, 2001, of 2C at the acquisition effective August 20, 2002 and of OSA at the acquisition effective April 6, 2004. With the exception of the assumed OSA plan, no additional options have been or will be granted under these pre-existing plans.  Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four to five years and typically expire 10 years from the grant date.

Prior to the June 2005 shareholder approval of the 2005 Avocent Corporation Equity Incentive Plan (the 2005 Plan), Avocent had adopted four additional stock option plans, the 2000 Stock Option Plan (the 2000 Plan), the 2000 Transition Nonstatutory Stock Option Plan (the Transition Plan), the Avocent Corporation 2003 Stock Option Plan (the 2003 Plan), and the Avocent Corporation 2003 Inducement Plan (the Inducement Plan). The 2000 Stock Option Plan and the 2003 Plan each provided for nonqualified and incentive stock options for officers, directors and employees.  The 2000 Transition plan provided for nonqualified and incentive stock options for employees and the Inducement Plan provided for nonqualified and incentive stock options for new employees.   Options under these four plans generally expire 10 years from the date of grant. Purchase prices for common stock subject to options issued under these plans generally approximate the fair market value of the related shares at the date of grant and options typically vest over two to four years.

Upon approval of the 2005 Plan by stockholders, a total of 2,500 new shares of common stock were available for issuance, plus (i) any shares remaining available for issuance under the previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock options plans that subsequently expire unexercised.  The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents to be granted under the 2005 Plan.  Options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to Avocent’s directors, employees, or consultants.  Incentive stock

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

options may be granted only to Avocent employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years.

Any shares subject to restricted stock, performance shares, or restricted stock units with a per share price less than the fair market value of the Company’s common stock on the date of the Award will be counted against the authorized share reserve as two shares for every one share subject to the Award, and if any such shares are returned to the 2005 Plan, such shares will be counted as two shares.  If an Award expires or becomes unexercisable without having been exercised in full (or, with respect to restricted stock, performance shares, or restricted stock units, is forfeited to or repurchased by Avocent), the unpurchased shares (or, for Awards other than options and stock appreciation rights, the forfeited or repurchased shares) will become available for future Awards. Shares of restricted stock, performance shares or restricted stock units that are repurchased by Avocent at the fair market value on the date of the original Award, or are forfeited to the Company, will become available for future grant under the 2005 Plan.  Shares used to pay the exercise price of an option will not become available for future Awards, and shares used to satisfy tax withholding obligations will also not become available for future Awards under the 2005 Plan.  To the extent a 2005 Plan Award is paid out in cash rather than stock, such cash payment will not reduce the number of shares available for issuance under the 2005 Plan.  Any payout of dividend equivalents or performance units, because they are payable only in cash, will not reduce the number of shares available for issuance under the 2005 Plan.  Conversely, any forfeiture of dividend equivalents or performance units will not increase the number of shares available for issuance under the 2005 Plan.  In 2005, the Company granted only stock options under the 2005 Plan.

Pertinent information regarding the Company’s plans is as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 2002	7,941	$0.11 — $70.94	$25.82
Options granted	1,645	$21.79 — $38.20	$27.65
Options forfeited and cancelled	(201)	$0.11 — $68.56	$25.26
Options exercised	(1,978)	$0.11 — $30.38	$16.59

Options outstanding, December 31, 2003	7,407	$0.11 — $70.94	$28.71
Options assumed upon acquisition of OSA	245	$1.31	$1.31
Options granted	1,330	$25.91 — $41.57	$34.28
Options forfeited and cancelled	(111)	$1.28 — $68.56	$30.19
Options exercised	(1,442)	$1.31 — $37.28	$17.94

Options outstanding, December 31, 2004	7,429	$0.11 — $70.94	$30.87
Options granted	368	$23.90 — $39.65	$26.81
Options forfeited and cancelled	(347)	$1.31 — $68.56	$42.61
Options exercised	(1,033)	$0.11 — $30.48	$18.45

Options outstanding, December 31, 2005	6,417	$0.11 — $70.94	$32.00

On April 29, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all then outstanding stock options with an exercise price of greater than $25.00 and unvested on December 25, 2005.  Under the provisions of APB 25, there was no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher than the closing price of Avocent’s common stock as of the modification date.  As a result of the Board’s action, stock options to purchase approximately 1,100 shares of Avocent’s common stock became exercisable effective December 25, 2005.  The exercise prices of the affected stock options ranged from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14. There were no such accelerations during 2004 or 2003.

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.11 - $9.48	236	4.42	$5.78	219	$6.11
$ 10.46 - $20.00	321	4.71	$15.09	285	$15.01
$20.33 - $29.95	3,465	6.96	$24.99	3,359	$25.07
$30.02 - $44.25	930	7.95	$38.34	920	$38.41
$ 46.19 - $70.94	1,465	4.72	$52.46	1,465	$52.46

	6,417			6,248

The options above were issued with exercise prices that approximated fair value at the date of grant. At December 31, 2005, 3,641 shares are available for grant under the Company’s 2005 plan.

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 247 shares were issued at a weighted average price of $24.42 per share for the year ended December 31, 2005, 204 shares were issued at a weighted average price of $15.76  per share for the year ended December 31, 2004 and 131 shares were issued at a weighted average price of $13.84 per share for the year ended December 31, 2003.  The Company’s Board of Directors has indefinitely suspended participation in the AESPP following the 2005 purchase periods.

15.          Retirement Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, the Company makes discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make additional discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the years ended December 31, 2005, 2004 or 2003 under the 401(k) savings plan. The Company’s expense for contributions under these plans totaled approximately $1,658, $1,408 and $1,072 for the years ended December 31, 2005, 2004 and 2003, respectively.

16.          Segment Reporting

The Company has evaluated, and will at least annually re-evaluate, its business in light of the segment reporting requirements prescribed by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  Avocent has determined that it should report its operations as a single operating segment based on the requirements of the SFAS No. 131, including the review of materials used by the chief operating decision maker to allocate resources and assess the performance of key executives and the functional departments they lead.  However, the Company supplementally reports sales by geographic region, as well as by customer type.  Following is a presentation of sales by geographic region for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net sales:
United States	$210,844	$216,687	$182,153
International	159,044	148,568	122,085

	$369,888	$365,255	$304,238

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

Following is a presentation of sales by customer type for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net sales:
Branded	$191,901	$201,308	$164,684
OEM	177,987	163,947	139,554

	$369,888	$365,255	$304,238

KVM products and technologies accounted for at least 90% of the Company’s revenues during 2005, 2004 and 2003.

The Company sells its products internationally to customers in several countries. No country accounted for more than 10% of sales in 2005.  Sales to customers in the Netherlands, including the European distribution facility for an OEM customer, accounted for $37,464 of sales in 2004.  Sales to customers in the United Kingdom, including sales to the European distribution center of an OEM customer, accounted for $30,334 in 2003.  No other country accounted for more than 10% of sales in 2004 or 2003.

As of December 31, 2005, long-lived assets totaled $322,556, which includes $305,286 held in the U.S. and $17,270 held outside of the U.S.  As of December 31, 2004, long-lived assets totaled $345,099, which includes $324,417 held in the U.S. and $20,682 held outside of the U.S.

In the first quarter of 2006, the Company organized its business into five divisions within Avocent:

•                  Management Systems division, which includes Avocent’s branded and OEM KVM, serial console, power control and management appliance businesses;

•                  Embedded Software & Solutions division, focused on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for Avocent’s OEM customers;

•                  Retail Point-of-Sale and Audio/visual Solutions division, focused on expanding the markets for Avocent’s serial and wireless products;

•                  Desktop Solutions division, which will focus on developing new products to facilitate client blade deployments; and

•                  Mobile Technologies division, which includes mobile device management and secure wireless systems administration.

The Company did not manage its business under these divisions during 2005 but will re-evaluate its future segment disclosures based on the requirements in SFAS No. 131.

17.          Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly consolidated operating results for each of the Company’s last eight fiscal quarters. This information has been prepared by the Company on a basis consistent with the Company’s audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments that the Company considers necessary for a fair presentation of the data.

	Three Months Ended
	April 1, 2005	July 1, 2005	September 30, 2005	December 31, 2005
Net sales	$76,805	$89,538	$96,708	$106,837
Gross profit	$43,582	$52,827	$57,320	$65,116
Income from operations	$213	$7,791	$19,185	$25,908
Net income (3)	$1,834	$11,099	$16,365	$19,051
Net income per share (1):
Basic	$0.04	$0.22	$0.33	$0.39
Diluted	$0.04	$0.22	$0.33	$0.38

Avocent Corporation

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands, except per share data)

	Three Months Ended
	April 2, 2004	July 2, 2004	October 1, 2004	December 31, 2004
Net sales	$86,085	$87,796	$91,325	$100,049
Gross profit	$50,102	$50,600	$53,125	$59,028
Income (loss) from operations (2)	$9,087	$(10,795)	$12,613	$18,235
Net income (loss) (2) (4)	$8,543	$(13,392)	$10,822	$12,067
Net income (loss) per share (1):
Basic	$0.18	$(0.27)	$0.22	$0.24
Diluted	$0.17	$(0.27)	$0.21	$0.23

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

(3)          The quarter ended July 1, 2005 included a settlement from a lawsuit of $5,000 related to the Company’s patent infringement case against Raritan.

(4)          The quarter ended December 31, 2004 included impairment losses of $3,450 related to the Company’s investments in VIEO and Rymic.

18.          Patent Litigation

During the second quarter of 2005, the Company settled its patent infringement suit against Raritan Computer Inc. (Raritan).  The Company received an initial payment of $5,000 and will receive royalty payments for five years based on a fixed percentage of the sales of certain Raritan products subject to a minimum quarterly payment of $750.

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of the Companies patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006.

19.                              Announced Acquisition (Unaudited)

In January 2006, the Company announced it had signed a definitive agreement to acquire Cyclades Corporation, a privately-held company based in Fremont, California, with offices in Sao Paolo, Brazil and Munich, Germany.  Cyclades employs approximately 350 people in 19 locations around the world. The Cyclades product lines include serial and power management products.  The agreement provides for a total cash purchase price of approximately $90,000 plus the assumption of liabilities and payment of certain transaction costs.  In addition to the purchase price, the Company plans to commit $6,000 for retention bonuses to key employees and will provide post closing stock awards to certain employees.

Cyclades had unaudited revenues of approximately $60,000 in 2005.  These revenues included 55% of revenues shipped in the U.S. with the remaining 45% shipped internationally.  Cyclades had $24,365 in unaudited assets and $16,468 in unaudited liabilities as of December 31, 2005.

20.                              Subsequent Events

During the period from January 1, 2006 through February 28, 2006, the Company purchased 360 additional shares of its common stock on the open market under its Board approved treasury stock program, for a total cost of $11,872  Also during this period, the Company issued 795 additional shares of its common stock pursuant to stock option exercises.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  However, during the year we completed several initiatives which we believe has improved our internal controls.  We extended our ERP system to our location in San Jose, California, which has enhanced our internal control over financial reporting through the automation and standardization of certain controls and processes, as all of our financially significant locations are now operating under the same ERP system. We also created a new corporate treasurer position during the first quarter of 2005 to provide enhanced oversight of our investments, tax planning, and risk management activities.  We also automated the approval process for our purchase requisitions within our ERP system during the second quarter of 2005.   Additionally, we implemented a new investment software package in the third quarter of 2005, which we believe will enhance our internal controls over our accounting for investments.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other.

None.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2006 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2005, 2004 and 2003 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,563	—	(386)	(186)	$1,991
Allowance for inventory obsolescence	$7,502	—	1,967	(5,449)	$4,020
Allowance for sales returns	$3,769	—	5,461	(5,321)	$3,909
Liability for warranty returns	$2,435	—	597	(380)	$2,652
Valuation allowance for income taxes	$2,039	426	—	—	$2,465

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,991	—	(265)	14	$1,740
Allowance for inventory obsolescence	$4,020	—	2,052	(2,287)	$3,785
Allowance for sales returns	$3,909	—	6,366	(7,101)	$3,174
Liability for warranty returns	$2,652	—	528	(420)	$2,760
Valuation allowance for income taxes	$2,465	388	—	—	$2,853

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,740	—	(585)	(26)	$1,129
Allowance for inventory obsolescence	$3,785	—	3,308	(2,535)	$4,558
Allowance for sales returns	$3,174	—	7,923	(8,220)	$2,877
Liability for warranty returns	$2,760	—	252	(176)	$2,836
Valuation allowance for income taxes	$2,853	—	167	(2,466)	$554

(1)                                  Amounts represent balances assumed from the acquisition of OSA in 2004 and Soronti in 2003.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation	10-K	AVCT	3/12/04	Ex. 3.2
10.1	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and John R. Cooper	10-K	AVCT	3-12-04	Ex. 10.13
10.2	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and William A. Dambrackas	10-K	AVCT	3-12-04	Ex. 10.14
10.3	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and R. Byron Driver	10-K	AVCT	3-12-04	Ex. 10.15
10.4	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Gary R. Johnson	10-K	AVCT	3-12-04	Ex. 10.16	;
10.5	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent International Ltd., the Company, and Kieran MacSweeney	10-K	AVCT	3-12-04	Ex. 10.17
10.6	Employment and Noncompetition Agreement dated January 5, 2004, among Avocent California Corp., Avocent Huntsville Corp., the Company, and Rick Moore	10-K	AVCT	3-12-04	Ex. 10.18
10.7	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Texas, L.P., the Company, and C. David Perry	10-K	AVCT	3-12-04	Ex. 10.19
10.8	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Douglas E. Pritchett	10-K	AVCT	3-12-04	Ex. 10.20
10.9	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Redmond	10-K	AVCT	3-12-04	Ex. 10.21

Corp., the Company, and Samuel F. Saracino
10.10	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Christopher Thomas	10-K	AVCT	3-12-04	Ex. 10.22
10.11	Amended and Restated Employment and Noncompetition Agreement dated October 10, 2003, among Avocent Huntsville Corp., the Company, and Doyle C. Weeks	10-K	AVCT	3-12-04	Ex. 10.23
10.12	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.13	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.14	Avocent Corporation 2005 Equity Incentive Plan and Form of Agreements	8-K	AVCT	6/23/05	Ex. 99.11
10.15	Employment and Noncompetition Agreement entered into as of July 19, 2005 by and among Avocent Huntsville Corp., Avocent Corporation, and Edward H. Blankenship.	10-Q	AVCT	8/09/06	Ex. 10.31
10.16	Amended and Restated Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Huntsville Corp., Avocent Corporation, and Stephen M. Daly.	10-Q	AVCT	8/09/05	Ex. 10.32
10.17	Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Huntsville Corp., Avocent Corporation, and Dudley A. DeVore.	10-Q	AVCT	8/09/05	Ex. 10.33
10.18	Employment and Noncompetition Agreement entered into as of May 3, 2005, by and among Avocent Texas L.P., Avocent Corporation, and Thomas J. Miller.	10-Q	AVCT	8/09/05	Ex. 10.34
10.19	Employment and Noncompetition Agreement entered into as of February 8, 2005, by and among Avocent Redmond Corp., Avocent Corporation, and Eugene F. Mulligan	10-Q	AVCT	8/09/05	Ex. 10.35
10.20	Form of Amendment to Option Agreement for Directors regarding Change of Control of the Company	10-K	AVCT	3/12/04	Ex. 10.31

10.21	Fourth Amendment to the Net Lease Agreement dated October 17, 2002, by and between Avocent’s subsidiary, Apex Inc., and Willows Redmond, L.L.C.	10-Q	AVCT	9/27/02	Ex. 10.37.1
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney(2)					X
31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer					X
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1)                                  The following abbreviations are used to identify corporate entities:

AVCT = Avocent Corporation and AGI = Aegean Sea Inc. (now known as Avocent Corporation)

(2)                                  Set forth on the signature page and incorporated herein by reference.

(c)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVOCENT CORPORATION
By:	/s/ John R. Cooper
John R. Cooper
Chief Executive Officer
Date: March 6, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Avocent Corporation do hereby constitute and appoint Edward H. Blankenship, Samuel F. Saracino, and Doyle C. Weeks, and each of them, the lawful attorney and agent with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable Avocent Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K Report of amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Cooper	Chief Executive Officer and Chairman of the Board of Directors	March 6, 2006
John R. Cooper	(Principal Executive Officer)

/s/ Edward H. Blankenship	Senior Vice President of Finance, Chief Financial Officer, and Assistant Secretary
Edward H. Blankenship	(Principal Financial and Accounting Officer)	March 6, 2006

/s/ Harold D. Copperman	Director	March 6, 2006
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	March 6, 2006
Francis A. Dramis, Jr.

/s/ Edwin L. Harper	Director	March 6, 2006
Edwin L. Harper

/s/ William H. McAleer	Director	March 6, 2006
William H. McAleer

/s/ Stephen F. Thornton	Director	March 6, 2006
Stephen F. Thornton

/s/ David P. Vieau	Director	March 6, 2006
David P. Vieau

/s/ Doyle C. Weeks	President and Director	March 6, 2006
Doyle C. Weeks