Form 10-Q
period 2006-03-31
AVOCENT CORP
filed 2006-05-10
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐     No ☒

As of May 3, 2006, the number of outstanding shares of the Registrant’s Common Stock was 48,978,965.

AVOCENT CORPORATION

FORM 10-Q

March 31, 2006

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AVOCENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended
	March 31,	April 1,
	2006	2005

Net sales	$94,512	$76,805
Cost of sales	38,555	33,223
Gross profit	55,957	43,582

Research and development expenses	13,209	14,467
Acquired in-process research and development expense	2,100	—
Selling, general and administrative expenses	23,384	22,280
Amortization of intangible assets	2,351	6,622
Total operating expenses	41,044	43,369

Income from operations	14,913	213

Net investment income	3,091	2,056
Net realized investment losses	(55)	(177)
Other income (expense), net	(20)	61

Income before provision for income taxes	17,929	2,153
Provision for income taxes	4,996	319

Net income (1)	$12,933	$1,834

Earnings per share:
Basic	$0.26	$0.04

Diluted	$0.26	$0.04

Weighted average shares used in computing earnings per share:
Basic	49,095	50,208

Diluted	50,109	51,452

(1) Net income for the three month period ended March 31, 2006 included stock-based compensation expense under Statement of Financial Accounting Standards No. 123R of $580, net of tax, related to employee stock options. Net income for the three month period ending April 1, 2005 included stock-based compensation expense of $509, net of tax, related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc. See Note 13 to the Condensed Consolidated Financial Statements for more information.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$88,384	$66,425
Investments maturing within one year	136,767	227,478
Accounts receivable, net	71,445	68,712
Inventories, net	30,289	21,178
Other current assets	12,446	10,524
Deferred tax assets, net	5,245	4,054
Total current assets	344,576	398,371
Investments	58,714	51,939
Property and equipment, net	38,722	36,801
Goodwill	331,914	269,992
Other intangible assets, net	55,108	15,763
Other assets	861	885
Total assets	$829,895	$773,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,126	$13,069
Accrued wages and commissions	7,899	10,500
Accrued liabilities	24,440	17,206
Payable to former Cylcades shareholders (see Note 8)	17,135	—
Income taxes payable	10,934	11,270
Other current liabilities	3,467	1,702
Total current liabilities	83,001	53,747

Deferred tax liabilities, net	16,995	2,564
Other non-current liabilities	4,779	2,118
Total liabilities	104,775	58,429

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, March 31, 2006 – 52,527 shares issued and 48,927 outstanding; December 31, 2005 – 51,612 shares issued and 48,837 outstanding	53	52
Additional paid-in capital	1,128,632	1,104,899
Accumulated other comprehensive loss	(414)	(497)
Accumulated deficit	(294,570)	(307,503)
Treasury stock, at cost; March 31, 2006 – 3,600 shares; December 31, 2005 – 2,775 shares	(108,581)	(81,629)
Total stockholders’ equity	725,120	715,322
Total liabilities and stockholders’ equity	$829,895	$773,751

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	March 31,	April 1,
	2006	2005

Cash flows from operating activities:
Net income	$12,933	$1,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,774	1,576
Amortization of intangible assets	2,351	6,622
Stock-based compensation	841	509
Acquired in-process research and development expenses	2,100	—
Amortization of premiums on investments	16	431
Net loss on sales of investments	55	177
Income tax benefit from exercise of stock options (see Note 13)	—	1,904
Excess tax benefit from stock-based compensation (see Note 13)	(3,695)	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable, net	6,568	10,912
Inventories, net	(1,855)	(3,084)
Other assets	391	(1,860)
Accounts payable	(1,466)	(2,504)
Accrued wages and commissions	(2,219)	(3,661)
Accrued liabilities (2)	(1,991)	(287)
Income taxes, current and deferred	761	(2,415)
Net cash provided by operating activities	16,564	10,154

Cash flows from investing activities:
Purchase of Cyclades, net of cash received (1)	(72,751)	—
Purchases of property and equipment (2)	(1,689)	(1,008)
Purchases of investments	(89,928)	(67,898)
Maturities and proceeds from sales of investments	173,805	75,663
Net cash provided by investing activities	9,437	6,757

Cash flows from financing activities:
Proceeds from employee stock option exercises	19,198	5,956
Excess tax benefit from stock-based compensation (see Note 13)	3,695	—
Proceeds from employee stock purchase plan	—	2,107
Purchases of treasury stock	(26,952)	(21,862)
Net cash used in financing activities	(4,059)	(13,799)

Effect of exchange rate changes on cash and cash equivalents	17	(50)

Net increase in cash and cash equivalents	21,959	3,062
Cash and cash equivalents at beginning of period	66,425	44,724
Cash and cash equivalents at end of period	$88,384	$47,786

(1) – $17,135 of the purchase consideration for Cyclades was not yet paid at March 31, 2006. These funds were distributed in April 2006.

(2) – $6,250 included in accrued liabilities related to the purchase of certain tangible and intangible assets of an existing product-line.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The balance sheet presented in the accompanying financial statements for December 31, 2005, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We report our annual results based on years ending December 31. We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.

Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	March 31, 2006	December 31, 2005

Raw materials	$5,870	$3,625
Work-in-process	2,191	173
Finished goods	22,228	17,380
Inventories, net	$30,289	$21,178

Inventories as of March 31, 2006 include $6,827, of inventory received in the acquisition of Cyclades. Inventories above have been reduced by reserves for excess and obsolete inventories of $4,376 and $4,558 as of March 31, 2006 and December 31, 2005, respectively.

Note 3.   Stock Options and Treasury Stock

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 915 shares during the quarter ended March 31, 2006 and 314 shares during the quarter ended April 1, 2005. Total proceeds received from these option exercises were $19,198 for the quarter ended March 31, 2006 and $5,956 for the quarter ended April 1, 2005. Additionally, common stock issued under our Employee Stock Purchase Plan totaled 87 shares during the quarter ended April 1, 2005. Total proceeds received from the shares issued under the ESPP were $2,107 for the quarter ended April 1, 2005. There were no shares issued under the ESPP for the quarter ended March 31, 2006 following the suspension of the ESPP by our Board of Directors in 2005.

Stock repurchases — We repurchased 825 shares of our common stock during the quarter ended March 31,2006 at a cost totaling $26,952. We repurchased 700 shares of our common stock during the quarter ended April 1, 2005 at a cost totaling $21,862. These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan approved by our Board of Directors.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity. Comprehensive income in the first quarter of 2006 of $13,016 consists of $12,933 of net income, $8 of unrealized gains on investments (net of deferred income taxes) and $75 of foreign currency translation adjustments. Comprehensive income in the first quarter of 2005 of $1,083 consists of $1,834 of net income, $513 of unrealized losses on investments (net of deferred income taxes) and $238 of foreign currency translation adjustments. As of March 31, 2006 and December 31, 2005, total accumulated other comprehensive income (loss) was $(414) and $(497), respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 31, 2006
Basic EPS
Net income available to common stockholders	$12,933	49,095	$0.26
Effect of Dilutive Securities
Stock options	—	1,014	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$12,933	50,109	$0.26

For the three months ended April 1, 2005
Basic EPS
Net income available to common stockholders	$1,834	50,208	$0.04
Effect of Dilutive Securities
Stock options	—	1,244	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$1,834	51,452	$0.04

Note 6.   Segment Reporting

In prior years, we reported our operations as a single reportable segment. However, in the first quarter of 2006, we reorganized our business into five divisions:

•      The Management Systems Division, which includes our branded and OEM KVM, serial console, power control and management appliance businesses;

•      The Embedded Software and Solutions Division, which focuses on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•      The Connectivity and Control Division, which focuses on expanding the markets for Avocent’s serial and wireless products;

•      The Desktop Solutions Division, which will focus on developing new products to facilitate client blade deployments; and

•      The Mobile Technologies Division, which includes mobile device management and secure wireless systems administration.

The reorganization included reconfiguring our systems and defining new cost centers and operating measures to track performance of the divisions and to use as a basis for our chief operating decision maker to manage and allocate resources. As a result of this change in reportable segments, we have restated the segment information previously disclosed for the quarter ended April 1, 2005 to conform to the current segment disclosures.

We evaluate the performance of our segments based on revenue and operating profit, which is calculated before corporate and unallocated costs, amortization of intangibles, acquired in-process research and development expense, and stock compensation costs. We do not track or use assets by segment as a measure of performance and, therefore, we have not presented assets by segment.

	For the three months ended
	March 31, 2006	April 1, 2005
Net revenue:
Management Systems	$84,365	$69,840
Embedded Software and Solutions	6,133	3,780
Other business units	3,021	3,185
Corporate and unallocated	993	—
Total net revenue	$94,512	$76,805

	For the three months ended
	March 31, 2006	April 1, 2005
Operating income (loss):
Management Systems	$24,734	$14,377
Embedded Software and Solutions	1,536	(565)
Other business units	(3,714)	(3,331)
Corporate and unallocated costs	(2,200)	(2,979)
Amortization of intangibles and other expenses	(2,502)	(6,780)
Acquired in-process research and development expenses	(2,100)	—
Stock-based compensation expense	(841)	(509)
Total operating income	14,913	213

Other income	3,016	1,940
Income before provision for income taxes	$17,929	$2,153

Revenue and operating income for our Management Systems division includes the operating results of Cyclades from the date of the acquisition (see Note 8).

We sell our products internationally to customers in several countries. No foreign country accounted for more than 10% of sales in the first quarter of 2006. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of sales in the first quarter of 2005. No other country accounted for more than 10% of sales in the first quarter of 2005.

As of March 31, 2006, long-lived assets totaled $425,744, which includes $408,798 held in the U.S. and $16,947 held outside of the U.S. As of December 31, 2005, long-lived assets totaled $322,556, which includes $305,286 held in the U.S. and $17,270 held outside of the U.S.

Note 7.   Forward Contracts

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. As of March 31, 2006, and December 31, 2005, we had one open forward contract with an approximate fair value of zero.

Note 8.   Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, with operations in Sao Paulo, Brazil and Munich, Germany.  Cyclades employs approximately 325 people in 19 locations around the world. The Cyclades product lines include serial, KVM and power management products. The acquisition of Cyclades will enhance our position in the Linux server and networking infrastructure management market and provides complementary products to our product lines allowing us to provide our customers a more integrated platform for managing their IT infrastructure. The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives. The remaining amounts of purchased research and development were expensed upon the closing of the transaction. The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment. Additionally, amortization of the other intangible assets acquired and the goodwill recorded is not tax deductible. A summary of the total purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$90,000
Acquisition costs paid by Avocent	2,294

Total purchase consideration	$92,294

We funded the acquisition through available cash. On the closing of the Cyclades transaction, we acquired $2,408 in cash held by Cyclades.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$23,995	—
In-process research and development	2,100	—
Developed technology	16,500	5 years
Customer base	12,100	5 years
Trademarks	3,100	5 years
Non-compete agreements	4,000	3 years
Goodwill	61,741	—
Deferred taxes	(13,852)	—
Assumed liabilities	(17,390)	—

	$92,294

As of March 31, 2006, $17,135 of the purchase consideration for Cyclades was not yet paid to certain employee shareholders and was included in cash and as a liability due to Cyclades shareholders. These funds were distributed in April 2006. An escrow account with $15,000 of the consideration for indemnifiable events specified in the acquisition agreements will be open for 21 months.

The $2,100 in fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method. These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Cyclades in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM 45 product lines. KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms. PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source. It is anticipated that the products will be completed during late 2006. These projects were still in process at the end of the first quarter 2006.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins. Revenue for the projects under development was projected through 2015. Net income attributable to IPR&D was calculated by applying Cyclades projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects. These products have estimated economic lives of up to 10 years. The discount rate used to value IPR&D was 28%.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent and Cyclades as if the acquisitions had occurred at the beginning of each period presented. Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2005, or of results which may occur in the future.

	Three Months Ended,
	March 31, 2006	April 1, 2005

Net sales	$108,539	$90,058
Net income	$14,478	$2,203
Income per basic share	$0.29	$0.04
Income per diluted share	$0.29	$0.04

The above amounts exclude acquired in-process research and development expense of $2,100 related to the Cyclades acquisition.

Note 9.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	March 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Carrying Amounts	Amortization	Carrying Amounts	Amortization

Developed technology	$31,320	$9,481	$14,820	$8,293
Patents and trademarks	12,462	5,379	9,174	4,959
Customer base and certifications	22,809	2,136	4,870	1,719
Non-compete agreements	6,520	1,485	2,520	1,289
Other	1,814	1,336	1,814	1,175
	$74,925	$19,817	$33,198	$17,435

During March 2006, we acquired an existing product line from a third party for approximately $6,250. We recorded approximately $5,839 in other intangible assets related to this transaction, which is subject to future amortization.

For the three months ended March 31, 2006 and April 1, 2005, amortization expense for other intangible assets was $2,351 and $6,622, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2006	$14,413
2007	$13,519
2008	$11,519
2009	$7,571
2010	$6,340
Thereafter	$1,746

For the three months ended March 31, 2006, we recorded $61,741 of goodwill related to the Cyclades Corporation acquisition and $181 of additional goodwill related to a prior acquisition. For the three months ended April 1, 2005, we recorded $109 of additional goodwill related to the Crystal Link Technologies acquisition.

Note 10. Product Warranties

The activity within the liability for warranty returns for the quarter ended March 31, 2006:

2006

Balance, January 1, 2006	$2,536

Accruals for product warranties issued during the period	19

Assumed on acquisition of Cyclades	180

Settlements made during the period	(117)

Balance, March 31, 2006	$2,618

Deferred revenue related to our extended warranty program was $2,071 as of March 31, 2006. We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $261 for the three months ended March 31, 2006. In addition, we recorded deferred revenue for new extended warranties of $410 during the three months ended March 31, 2006.

Note 11. Effective Tax Rate

The effective tax rate in the first quarter of 2006 was approximately 27.9% compared to an effective tax rate of approximately 14.8% in the first quarter of 2005.  The provision for income taxes was approximately $4,996 for the first quarter of 2006, compared to $319 in the first quarter of 2005. The increase in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006. The U.S. Research and Development credit also has expired, and as of March 31, 2006, this credit has not yet been reinstated by Congress. Finally, the Cyclades purchase included In-process Research and Development which was immediately expensed upon the purchase. This item has no tax basis and, therefore, increased the effective tax rate for the quarter. These increases were slightly offset by increased investment in tax-free municipal bonds at a higher return as compared to the first quarter of 2005.

Note 12. Legal Proceedings

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc. The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of the Companies patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006, and a trial has been scheduled for July 2006.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona. As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety. TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit. TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd. Avocent has moved to dismiss all claims.

Note 13. Stock Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment , (“SFAS 123R”) , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values. SFAS 123R supersedes SFAS No. 123 Accounting for Stock Based Compensation  and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning before fiscal 2006. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our consolidated statements of income for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated statements of income for prior periods have not been restated to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in our consolidated statements of income over their remaining requisite service periods.

Prior to the adoption of SFAS 123R, we recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recorded in our consolidated statements of income prior to January 1, 2006, other than as related to deferred compensation recorded as a result of options assumed upon acquisitions, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS 123, we accounted for forfeitures as they occurred.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of income. Stock-based compensation expense recognized in our consolidated statements of income for the first quarter of 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our consolidated statements of income for the first quarter of 2006 is based on awards ultimately expected to vest; therefore, the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock-based payment awards on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our employee stock options. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

We have elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital-in-excess-of-par pool and the consolidated statements of cash flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been properly classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows. The income tax benefits from stock option exercises totaled approximately $3,695 and $1,904 for the three months ended March 31, 2006 and April 1, 2005, respectively.

Stock Option Program Descriptions

We have stock option plans covering substantially all of our employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, of Equinox at the acquisition effective January 3, 2001, of 2C at the acquisition effective August 20, 2002 and of OSA at the acquisition effective April 6, 2004. With the exception of the assumed OSA plan, no additional options have been or will be granted under these pre-existing plans. Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over three to four years and typically expire 10 years from the grant date.

Prior to the June 2005 shareholder approval of the 2005 Avocent Corporation Equity Incentive Plan (the 2005 Plan), we had adopted four stock option plans, the 2000 Stock Option Plan (the 2000 Plan), the 2000 Transition Nonstatutory Stock Option Plan (the Transition Plan), the Avocent Corporation 2003 Stock Option Plan (the 2003 Plan), and the Avocent Corporation 2003 Inducement Plan (the Inducement Plan). The 2000 Stock Option Plan and the 2003 Plan each provided for nonqualified and incentive stock options for officers, directors, and employees. The 2000 Transition plan provided for nonqualified and incentive stock options for employees and the Inducement Plan provided for nonqualified and incentive stock options for new employees. Options under these four plans generally expire 10 years from the date of grant. The Purchase price for common stock subject to options issued under these plans was the fair market value of the related shares at the date of grant and these options typically vest over two to four years.

As approved by our stockholders, the 2005 Plan authorized a total of 2,500 shares of common stock for issuance, plus (i) any shares remaining available for issuance under the previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock options plans that subsequently expire unexercised.  New options may no longer be granted under the former plans. The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to our directors, employees, or consultants, but incentive stock options may be granted only to our employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years. We issue new shares to satisfy stock options exercised. Our Board of Directors has approved, and we are asking our stockholders to approve at the 2006 Annual Meeting of Stockholders, an additional 2,250 shares of common stock for issuance under the 2005 Plan.

Any shares subject to restricted stock, performance shares, or restricted stock units with a per share price less than the fair market value of our common stock on the date of the Award will be counted against the authorized share reserve as two shares for every one share subject to the Award, and if any such shares are returned to the 2005 Plan, such shares will be counted as two shares.  If an Award expires or becomes un-exercisable without having been exercised in full (or, with respect to restricted stock, performance shares, or restricted stock units, is forfeited to or repurchased by Avocent), the un-purchased shares (or, for Awards other than options and stock appreciation rights, the forfeited or repurchased shares) will become available for future Awards. Shares of restricted stock, performance shares or restricted stock units that are repurchased by Avocent at the fair market value on the date of the original Award, or are forfeited to us, will become available for future grant under the 2005 Plan.  Shares used to pay the exercise price of an option will not become available for future Awards, and shares used to satisfy tax withholding obligations will also not become available for future Awards under the 2005 Plan.  To the extent a 2005 Plan Award is paid out in cash rather than stock, such cash payment will not reduce the number of shares available for issuance under the 2005 Plan.  Any payout of dividend equivalents or performance units, because they are payable only in cash, will not reduce the number of shares available for issuance under the 2005 Plan.  Likewise, any forfeiture of dividend equivalents or performance units will not increase the number of shares available for issuance under the 2005 Plan. In the first quarter ended March 31, 2006, we granted only stock options under the 2005 Plan.

The following schedule summarizes the activity in our stock-based compensation plans for the three months ended March 31, 2006:

	Number of Options	Range of Exercise Prices	Weighted Avg. Exercise Price	Vesting Provisions

Options outstanding, December 31, 2005	6,417	$0.11 - $70.94	$32.00	Various

Options granted	8	$28.06 – $34.64	$32.91	Various

Options cancelled/forfeited	(11)	$1.31 – $69.63	$35.90	Various

Options exercised	(915)	$0.11 - $31.00	$20.98	Various

Options outstanding, March 31, 2006	5,499	$0.11 - $70.94	$33.82	Various

The total pretax intrinsic value of options exercised during the three months ended March 31, 2006 was $11,121.

The following table summarizes information about stock options outstanding at March 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$0.11 - $9.48	99	5.19	$2,792	$3.61	87	$3.93	$2,417
$10.46 - $20.00	220	4.88	$3,560	$15.57	197	$15.55	$3,190
$20.33 – 29.95	2,793	6.74	$18,608	$25.08	2,737	$25.11	$18,144
$30.02 - $44.25	925	7.74	$36	$38.37	908	$38.48	$30
$46.19 - $70.94	1,462	4.47	—	$52.46	1,462	$52.46	—

Total	5,499		$24,996	$33.82	5,391	$34.09	$23,781

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $31.74 as of March 31, 2006, which would have been received by option holders had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of March 31, 2006 was 3,048. As of December 31, 2005, 6,248 options were exercisable and the weighted average exercise price was $32.33.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options under SFAS 123R for the three months ended March 31, 2006, which was allocated as follows:

Three Months Ended March 31, 2006

Cost of sales	$50

Research and development	301
Selling, general and administrative	490

Stock-based compensation expense included in operating expenses	791

Total stock-based compensation expense	841

Tax benefit	(261)

Total stock-based compensation expense, net of tax	$580

We recorded $509 of stock compensation expense during the three months ended April 1, 2005 related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R, and the actual effect on net income and earnings per share for periods subsequent to adoption of SFAS 123R.

For the Three Months Ended
April 1, 2005
Net income — as reported	$1,834
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	509
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5,019)
Net income (loss) — pro forma	$(2,676)

Basic earnings per share — as reported	$0.04
Basic earnings (loss) per share — pro forma	$(0.05)
Diluted earnings per share — as reported	$0.04
Diluted earnings (loss) per share — pro forma	$(0.05)

As of January 1, 2006, total pre-tax compensation cost related to non-vested stock options not yet recognized was approximately $1,900, which is expected to be recognized over the next 18 months using the ratable single-option approach.

Of this amount, we expensed $841 in the first quarter of 2006 and expect to expense approximately $400 in the second quarter of 2006, $275 in the third quarter of 2006 and $200 in the fourth quarter of 2006.

We estimate the fair value of options using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. The weighted-average estimated fair value of stock options granted to employees during the three months ended March 31, 2006 was $13.29 per share using the Black-Scholes Model with the following weighted-average assumptions:

Three Months Ended March 31, 2006

Expected volatility	45.34%

Risk-free interest rate	4.56%

Expected dividend yield	—

Expected life (in years)	3.91

We based our estimate of expected volatility for the three months ended March 31, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility.

The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted. The dividend yield is based on our historical and expected dividend payouts.

The expected life of our employee stock options is based upon historical exercise and cancellation activity of our previous stock-based grants with a ten-year contractual term.

Stock-based compensation expense recognized in our consolidated statements of income for the three months ended March 31, 2006 is based on options ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience.

We have used third-party analyses to assist in developing some of the assumptions used in our Black-Scholes Model. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the three months ended April 1, 2005 was $15.38 per share using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended April 1, 2005

Expected volatility	46.98%

Risk-free interest rate	3.81%

Expected dividend yield	—

Expected life (in years)	3.81

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

Note 14. Recently Issued Accounting Standards

In November 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it effective January 1, 2006. The adoption of this FSP did not have a material impact on our consolidated results of operations or financial condition.

Note 15. Subsequent Events

In April 2006, we announced the signing of a definitive agreement to acquire LANDesk Group Limited, a privately-held company based Salt Lake City, Utah.  LANDesk employs approximately 500 people, located primarily in the United States, Europe and Asia. The LANDesk product lines include software for the centralized management and protection of information technology assets. The agreement provides for total consideration of approximately $416,000, including approximately $200,000 in stock, approximately $200,000 in cash and approximately $16,000 in intrinsic value of assumed options. The transaction value may be increased by up to $60,000 in cash if LANDesk meets certain revenue growth targets specified in the agreement. An escrow account with $60,000 of the stock consideration for indemnifiable events specified in the acquisition agreements will be open for 18 months. We expect to close this transaction early in the third quarter of 2006.

In April 2006, we obtained a commitment letter from a bank for a five year senior revolving credit facility for an aggregate principal amount up to $100,000. There were no amounts outstanding under this credit facility at the time of this filing.

In April 2006, our Board of Directors approved the grant of 896 restricted stock and performance share awards to our executive officers, directors and other employees. The awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals. We expect to recognize stock compensation expense related to these awards of approximately $2,000 in the second quarter of 2006, $3,000 in each of the third and fourth quarters of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO RESUME GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES AND OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE SECOND QUARTER OF 2006; STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT AND OTHER LITIGATION MATTERS; STATEMENTS REGARDING THE CLOSING OF THE LANDESK ACQUISITION; AND STATEMENTS REGARDING THE IMPACT OF SFAS 123R ON OUR RESULTS OF OPERATIONS AND EARNINGS PER SHARE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN ITEM 1A “RISK FACTORS.”

Overview

Avocent designs, manufactures, licenses, and sells products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure. We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT personnel. Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded technology in their systems, and companies large and small utilize our products and technologies for managing their growing IT infrastructure.

For a description of our products, technologies and markets, please refer to our Form 10-K, which was filed on March 6, 2006.

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 49% of sales in the first quarter of 2006 and 52% of sales in the first quarter of 2005. Sales to our branded customers accounted for 51% of sales in the first quarter 2006 and 48% of sales in the first quarter of 2005. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders. The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our top five customers include both OEM and branded customers, and accounted for 65% of sales in the first quarter of both 2006 and 2005.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets. Sales within the United States accounted for approximately 55% of first quarter sales in 2006 and 52% of first quarter sales in 2005. Sales outside of the United States accounted for 45% of first quarter sales in 2006 and 48% of first quarter sales in 2005. No foreign country accounted for more than 10% of sales in 2006. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 11% of our first quarter sales in 2005. No other country accounted for more than 10% of sales in the first quarter of 2005.

In prior years, we have reported our operations as a single operating segment. However, in the first quarter of 2006, we organized our business into five divisions:

•      The Management Systems Division, which includes our branded and OEM KVM, serial console, power control and management appliance businesses;

•      The Embedded Software and Solutions Division, which focuses on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•      The Connectivity and Control Division, which focuses on expanding the markets for Avocent’s serial and wireless products;

•      The Desktop Solutions Division, which will focus on developing new products to facilitate client blade deployments; and

•      The Mobile Technologies Division, which includes mobile device management and secure wireless systems administration.

Our Management Systems Division accounted for 89% of sales in the first quarter 2006 and 91% of sales in the first quarter 2005. Our Embedded Software and Solutions Division accounted for 6% of sales in the first quarter of 2006 and 5% of sales in the first quarter of 2005.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis. These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios. In April 2006, our Board of Directors approved approximately 896,000 restricted and performance stock awards to our executive officers, directors and other employees. These awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals.

Our Board of Directors recently approved stock ownership guidelines for our directors and senior corporate officers. Under these ownership guidelines, the non-executive members of our Board of Directors would be expected to own Avocent stock with a value equal to at least their annual Board retainer, our Chief Executive Officer would be expected to own Avocent stock with a value equal to at least three times his base salary, our President and Chief Operating Officer would be expected to own Avocent stock with a value equal to at least one and one-half times his base salary, and our other senior officers would be expected to own Avocent stock with a value equal to at least the officer’s base salary. These ownership levels would be achieved over a period of time by requiring the director or the officer to retain a significant portion of any restricted stock award until such time as the required minimum ownership level is reached.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended
	March 31, 2006	April 1, 2005
Net sales	100.0%	100.0%
Cost of sales	40.8	43.3
Gross profit	59.2	56.7
Operating expenses:
Research and development expenses	14.0	18.8
Acquired in-process research and development expenses	2.2	—
Selling, general and administrative expenses	24.7	29.0
Amortization of intangible assets	2.5	8.6
Total operating expenses	43.4	56.4

Income from operations	15.8	0.3
Net investment income	3.3	2.6
Net realized investment losses	(0.1)	(0.2)
Other income (expense), net	—	0.1
Income before provision for income taxes	19.0	2.8
Provision for income taxes	5.3	0.4
Net income	13.7%	2.4%

Net sales. Net sales increased 23% to $94.5 million for the first quarter of 2006 from $76.8 million for the first quarter of 2005. The increase in sales resulted primarily from the revenue shortfall experienced in the first quarter of 2005, which was primarily due to problems related to the launch of a significant upgrade to the software component of our digital switching systems and lower than expected sales to one of our OEM customers. We also recorded $1.5 million in revenue from our Cyclades acquisition during the first quarter of 2006, which contributed to the sales increase. We experienced improved results in all areas of our business compared to the first quarter of 2005. Branded sales increased 30% from $36.7 million in the first quarter of 2005 to $47.9 million in the first quarter of 2006. As a percentage of sales, branded revenue accounted for 51% of sales in the first quarter of 2006 and 48% of revenue in the first quarter of 2005. OEM sales grew 16% from $40.1 million in the first quarter of 2005 to $46.6 million in the first quarter of 2006. OEM sales were 49% of sales for the first quarter of 2006, compared to 52% of sales for the first quarter of 2005. Sales of our digital products represented 54% of our revenue in the first quarter of 2006 compared to 50% of our revenue in the first quarter of 2005.

From a divisional perspective, revenues from both our Management Systems Division, which comprises our traditional KVM business and also includes revenue from Cyclades, and our Embedded Software and Solutions Division, which includes our embedded KVM and IPMI solutions, increased from the first quarter of 2005 to the first quarter of 2006. Revenue from the Management Systems Division increased to $84.4 million in the first quarter of 2006 from $69.8 million in the first quarter of 2005 and accounted for 89% or our revenue in the first quarter of 2006 and 91% of our revenue in the first quarter of 2005. Our Management Systems division comprises a majority of our revenue and experienced an increase for the first quarter of 2006 primarily for the reasons listed above, including the additional sales contributed by our acquisition of Cyclades and the increase in revenues from our digital product line. Revenue from our Embedded Software and Solutions Division increased to $6.1 million in the first quarter of 2006 from $3.8 million in the first quarter of 2005 and accounted for 6% of our revenue in the first quarter of 2006 and 5% of our revenue in the first quarter of 2005. The increase in revenue can be attributed primarily to the increased revenue contribution of the embedded KVM solutions as adoption of these platforms by our OEM customers increases.

Sales within the United States improved 31% to $52.4 million in the first quarter of 2006 from $40.0 million in the first quarter of 2005, due to improvements in both branded and OEM sales. International sales increased 14%, to $42.1 million in the first quarter of 2006 from $36.8 million in the first quarter of 2005, primarily as a result of increased OEM sales in Europe and Asia and improved branded sales in Asia. Sales within the United States were 55% of sales in the first quarter of 2006, compared to 52% of sales for the first quarter of 2005. International sales were 45% of sales in the first quarter of 2006 and 48% of sales for the first quarter of 2005.

In recent years, we have experienced a sequential increase in revenues from the first quarter to the second quarter primarily as a result of similar trends in IT spending for this period, specifically server purchase trends. In addition, our second quarter will also include a full quarter of revenue from Cyclades. Generally, we believe the tone of our business is positive and industry analysts continue to forecast growth in IT spending and server shipments on a year-over-year basis. Accordingly, for the second quarter of 2006, we expect revenue to be in the $114 to $118 million range.

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Gross profit increased to 59.2% in the first quarter 2006 compared to 56.7% in the first quarter of 2005. The primary reason for the improved margins in 2006 relates to the effect of higher revenue in the first quarter of 2006 as compared to the first quarter of 2005. The increased revenue better covered the fixed costs related to procurement, warehousing, and shipping. Also, increased sales of our digital solutions, which are sold through our Management Systems Division, positively affected our margins in the first quarter of 2006 as compared to the first quarter of 2005 as our digital solutions carry higher margins than our analog solutions. Increased sales by our Embedded Software and Solutions Division in the first quarter of 2006 as compared to the first quarter of 2005 also had a positive impact on margins as these products have higher margins than our traditional KVM products.

We expect to have a full quarter of sales contribution from Cyclades, as well as continued positive contributions from our digital products and higher revenues from our embedded solutions in the second quarter of 2006, which will have a positive affect on our gross margin. We expect the combination of these factors to offset price declines, the additional costs expected from complying with new environmental regulations, and competitive factors in the second quarter of 2006. Accordingly, we expect gross margins to be between 59% and 60% in the second quarter of 2006.

Research and development expenses. Research and development expenses were $13.2 million, or 14.0% of sales, in the first quarter of 2006 compared to $14.5 million, or 18.8% of net sales, in the first quarter of 2005. The decrease in the amount spent on research and development is primarily due to the savings we experienced from the research and development site closings and consolidation of projects completed during 2005. Compared to the first quarter of 2005, research and development costs decreased $1.3 million primarily due to the reduced headcount and other savings related to these site closings.

We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development. As highlighted above, we implemented plans during the second half of 2005 to contain the growth in legacy Avocent spending. However, we will have a full quarter of research and development expense from our Cyclades acquisition, including severance accruals and retention bonuses related to the integration of research and development teams. We believe these factors will result in research and development expenses in the range of $15 to $16 million for the second quarter of 2006.

Acquired in-process research and development expense. Acquisition related expenses in 2006 were comprised solely of the non-recurring write-off of $2.1 million of in-process research and development expense related to the acquisition of Cyclades. There were no such charges in the first quarter of 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $23.4 million, or 24.7% of net sales, for the first quarter of 2006 compared to $22.3 million, or 29.0% of net sales, for the first quarter of 2005. The increase in selling, general and administrative expenses is attributed to higher legal fees associated with protecting our intellectual property rights as well as increases in advertising and promotion costs during the first quarter of 2006 to support our newer products.

We will be working to integrate the Cyclades sales forces, marketing efforts, and administrative functions during the second and third quarters of 2006, and we will incur additional costs including severance accruals and retention bonuses related to the integration of the Cyclades sales, marketing, and administration teams. Additionally, legal costs are expected to rise in the second quarter of 2006 related to our ongoing efforts to protect our intellectual property as the ClearCube case is scheduled for trial during July 2006. As a result of these factors, we expect selling, general and administrative expenses to be in the range of $30 to $32 million in the second quarter of 2006.

Amortization of intangible assets. Amortization of $2.4 million in the first quarter of 2006 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of 2C, Soronti, Crystal Link, OSA, and Sonic Mobility. Amortization of $6.6 million in the first quarter of 2005 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility. The decrease in amortization expense relates primarily to recording no amortization expense for developed technology or patents and trademarks recorded on the merger of Apex and Cybex, as these assets had an estimated life of five years and were fully amortized at the end of the second quarter of 2005. However, we expect amortization of intangibles to increase by over $2 million in the second quarter of 2006 compared to the first quarter of 2006 as we begin amortizing the intangibles associated with the acquisition of Cyclades.

Stock Compensation. We adopted adopted SFAS 123 (revised 2004), Share-Based Payment, on January 1, 2006 and as a result record stock compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values. The compensation expense is recorded in each line of our consolidated statements of income based on the department which an employee works. For the first quarter of 2006, we expensed $841,000 of stock based compensation;  $50,000 recorded in cost of goods sold, $301,000 was recorded in research and development expense and $490,000 was recorded in selling, general and administrative expenses.

For options outstanding as of March 31, 2006, we expect to record stock compensation expense approximately $400,000 in the second quarter of 2006, $275,000 in the third quarter of 2006 and $200,000 in the fourth quarter of 2006. In April 2006, our Board of Directors approved the grant of 896,000 restricted stock and performance share awards to our executive officers, directors and other employees. The awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals. We expect to recognize stock compensation expense related to these awards of approximately $2 million in the second quarter of 2006, $3 million in each of the third and fourth quarters of 2006. We believe equity based compensation is an important part of our total compensation package and is needed to attract and retain key employees.

Net investment income. Net investment income increased to $3.1 million in the first quarter of 2006 as compared to $2.1 million in the first quarter of 2005. The improved results were the result of higher interest rates on investments resulting in higher returns for the first quarter of 2006. We expect our investment income to decrease in the second quarter of 2006 due to lower cash and investments resulting from funding the purchase of Cyclades and our share repurchases in the first quarter of 2006.

Net realized investment losses. Net realized investment losses decreased from $177,000 in the first quarter of 2005 to $55,000 in first quarter of 2006.

Other income (expense), net. Net other income (expense) declined from income of $61,000 in the first quarter of 2005 to an expense of $20,000 in the first quarter of 2006.

Provision for income taxes. The effective tax rate in the first quarter of 2006 was approximately 27.9% compared to an effective tax rate of approximately 14.8% in the first quarter of 2005.  The provision for income taxes was approximately $5.0 million for the first quarter of 2006, compared to $319,000 in the first quarter of 2005. The increase in the effective tax rate was partly the result of the change in the mix of our pre-tax profit among our U.S. and international companies.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006. The U.S. Research and Development credit also has expired, and as of March 31, 2006, this credit has not yet been reinstated by Congress. Finally, the Cyclades purchase included In-process Research and Development, which was immediately expensed upon the purchase. This item has no tax basis, and therefore, increased the effective tax rate for the quarter. These increases were slightly offset by increased investment in tax-free municipal bonds at a higher return as compared to the first quarter of 2005.

Net income. Net income for the first quarter of 2006 was $12.9 million compared to $1.8 million for the first quarter of 2005, as a result of the factors detailed in the above discussion. Net income, as a percentage of sales for the first quarter of 2006, was 13.7% compared to 2.4% for the first quarter of 2005.

Liquidity and Capital Resources

As of March 31, 2006, our principal sources of liquidity consisted of $284 million in cash, cash equivalents, and investments. Cash, cash equivalents and investments includes $17 million of undistributed proceeds to former Cyclades shareholders which was distributed in April 2006. We have no outstanding debt or available credit facilities as of this filing. However, we have obtained a commitment letter from a bank for a $100 million revolving line of credit which we expect to finalize during the second quarter of 2006.

Our operating activities generated cash of $16.6 million in the first three months of 2006, compared to approximately $10 million in the first three months of 2005. The improvement in positive cash flow in the first quarter of 2006 is primarily the result of increased earnings in the first quarter of 2006. Other factors affecting cash flow from operations were decreases in accounts receivables and increases to inventories during the first quarter of 2006. Inventories increased almost $2.0 million from December 31, 2005 to March 31, 2006, which excludes the impact of $7.0 million of inventory received at the acquisition of Cyclades at the end of the quarter. The increase in inventory was primarily the result of adding inventory related to our recent product introductions and in anticipation of expected higher sales. Accordingly, as a result of the higher sales volume, offset somewhat by the increased inventories, our inventory turns increased to 6.5 in the first quarter of 2006 from 5.5 for the first quarter of 2005. Excluding the impact of over $10 million of receivables received at the acquisition of Cyclades, our receivables decreased over $6.5 million from December 31, 2005 to March 31, 2006 and positively impacted cash flows for the first quarter 2006. Although our receivables balance declined, our DSO remained constant at approximately 59 days for the first quarter of 2006 compared to the first quarter of 2005, but it is still slightly better than our goal of 60 days. DSO increased as a result of the increasing sales that occurred late in the first quarter of 2006. A decline in accrued compensation and accounts payable also affected cash flow from operations for the first quarter of 2006. The tax benefit from stock-based compensation was reported in cash flow from operations in the first quarter of 2005, but as a result of new equity-based compensation accounting rules is now reported in financing activities, and affected cash flow from operations for the first quarter of 2006.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services. As of March 31, 2006, we had approximately $26.8 million of such purchase commitments. None of our expected purchase commitments requires payment beyond the next year.

We intend to use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

We repurchased 825,000 shares of our common stock for a total cost of approximately $27 million during first quarter of 2006 under the stock repurchase program approved by our Board of Directors. We may repurchase an additional 400,000 shares under this program and expect to repurchase shares from time to time, particularly to offset dilution from equity compensation awards.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Upon review of our investment portfolio as of March 31, 2006, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the first quarter of 2006.

Certain Transactions

Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, for approximately $90 million in cash plus an additional $2 million in transaction costs. Cyclades also has operations in Sao Paolo, Brazil and Munich, Germany and employs approximately 350 people in 19 locations around the world. The Cyclades product lines include serial and power management products. The acquisition of Cyclades will enhance our position in the Linux server and networking infrastructure management market and provides complementary products to our product lines allowing us to provide our customers a more integrated platform for managing their IT infrastructure. Cyclades had unaudited revenues of approximately $60 million in 2005 and unaudited operating profit of approximately $2 million in 2005. The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Announced Acquisition of LANDesk Group Limited

In April 2006, we announced the signing of a definitive agreement to acquire LANDesk Group Limited, a privately-held company based Salt Lake City, Utah.  LANDesk employs approximately 500 people, located primarily in the United States, Europe, and Asia. The LANDesk product lines include software for the centralized management and protection of information technology assets. The agreement provides for total consideration of approximately $416 million, including approximately $200 million in stock, approximately $200 million in cash and approximately $16 million in intrinsic value of assumed options. The transaction value may be increased by up to $60 million in cash if LANDesk meets certain financial targets specified in the agreement. An escrow account with $60 million of the stock consideration will be held for specified indemnifiable claims for 18 months. We expect to close this transaction early in the third quarter of 2006. LANDesk had revenues of approximately $84 million in 2005 and operating profit of approximately $7 million in 2005.

Recently Issued Accounting Standards and Regulatory Standards

In November 2005, the FASB issued Financial Statement of Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in the FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it effective January 1, 2006. The adoption of this FSP did not have a material impact on our consolidated results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at March 31, 2006. We generally hold investment securities until maturity.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars. We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations. These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of March 31, 2006, we had one open forward contract with an approximate fair value of zero.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting except for that we acquired Cyclades Corporation at the end of our first quarter of 2006. We have begun the integration of Cyclades into our company and expect to continue to integrate the Cyclades processes into the Avocent processes during 2006.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc. The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of the Companies patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006, and a trial has been scheduled for July 2006.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona. As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety. TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit. TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd. Avocent has moved to dismiss all claims.

Item 1A. Risk Factors.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT.  THESE RISKS AND UNCERTAINTIES INCLUDING THE FOLLOWING:

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

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel.  The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have historically used stock options as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options either have exercise prices in excess of our stock price, which reduces the value of the stock options to employees, or are fully vested.  This could affect our ability to retain present employees.  In addition, the Financial Accounting Standards Board and other agencies have finalized changes to U.S. generally accepted accounting principles that now require us to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy or plans, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.  Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to offer additional compensation or incentives to attract and retain these and other employees.

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents.  ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  A Markman hearing on claims construction was held in February 2006, and a trial is scheduled for July 2006.

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

A key component of our engineering and product development strategy is the acquisition of technologies and companies.  We recently announced that we have signed a definitive agreement to acquire LANDesk Group Limited, and that transaction is expected to close in the third quarter of 2006.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., Sonic Mobility, Inc. in 2004, and Cyclades Corporation in 2006.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

•                                          Difficulty integrating the acquired company’s personnel, products, technologies, and operations;

•                                          Diversion of management’s attention;

•                                          Difficulty in combining product and technology offerings and entering into new markets
(such as software) or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. On April 29, 2005, our Board added 2 million shares to this program and now a total of 4 million shares are authorized to be repurchased. The plan has no expiration date. Details of purchases made during the quarter ended March 31, 2006 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2006 — January 31, 2006	50,000	$29.35	2,825,000	1,175,000
February 1, 2006 — February 28, 2006	250,000	$33.59	3,075,000	925,000
March 1, 2006 — March 31, 2006	525,000	$32.55	3,600,000	400,000
Quarter ended March 31, 2006	825,000	$32.67

Item 6.    Exhibits.

(a) Exhibits

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.14	Transaction Agreement dated April 26, 2006, by and among Avocent Corporation, Crimson Acquisition Corp., LANDesk Group Limited, and the Shareholder Representative.

99.15	Summary of Avocent Corporation 2006 Executive Bonus Program.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	May 10, 2006	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)