Form 10-Q
period 2006-06-30
AVOCENT CORP
filed 2006-08-04
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

☒ Yes  ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act☐.)

Large Accelerated filer ☒                                  Accelerated Filer ☐                                             Non- Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

As of August 1, 2006, the number of outstanding shares of the Registrant’s Common Stock was 44,043,704.

AVOCENT CORPORATION

FORM 10-Q

June 30, 2006

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AVOCENT CORPORATION
 CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005

Net sales	$118,005	$89,538	$212,517	$166,343
Cost of sales	46,595	36,711	85,150	69,934
Gross profit	71,410	52,827	127,367	96,409

Research and development expenses	14,321	14,388	27,530	28,855
Acquired in-process research and development expense	—	—	2,100	—
Selling, general and administrative expenses	32,718	24,025	56,102	46,305
Cyclades integration expenses	2,269	—	2,269	—
Amortization of intangible assets	4,901	6,623	7,252	13,245
Total operating expenses	54,209	45,036	95,253	88,405

Income from operations	17,201	7,791	32,114	8,004

Income from settlement of lawsuit	—	5,000	—	5,000
Net investment income	2,114	2,260	5,205	4,316
Net realized investment gains (losses)	2	(206)	(53)	(383)
Interest expense	(137)	—	(146)	—
Other expense, net	(200)	(115)	(211)	(54)

Income before income taxes	18,980	14,730	36,909	16,883
Provision for income taxes	5,399	3,631	10,395	3,950

Net income (1)	$13,581	$11,099	$26,514	$12,933

Earnings per share:
Basic	$0.28	$0.22	$0.55	$0.26
Diluted	$0.28	$0.22	$0.54	$0.25

Weighted average shares used in computing earnings per share:
Basic	47,943	49,475	48,515	49,859
Diluted	48,709	50,417	49,336	50,819

(1) Net income for the three and six months ended June 30, 2006 includes stock-based compensation expense under SFAS 123R related to stock-based compensation of $1,753 and $2,332, respectively, net of tax. Net income for the three and six months ended July 1, 2005 included stock-based compensation expense related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc of $510 and $1,019, respectively. See Note 13 to the Condensed Consolidated Financial Statements for more information.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$80,691	$66,425
Investments maturing within one year	82,763	227,478
Accounts receivable, net	78,399	68,712
Inventories, net	31,849	21,178
Other current assets	12,303	10,524
Deferred tax assets, net	6,331	4,054
Total current assets	292,336	398,371
Investments	30,335	51,939
Property and equipment, net	37,954	36,801
Goodwill	331,545	269,992
Other intangible assets, net	53,761	15,763
Other assets	2,430	885
Total assets	$748,361	$773,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,915	$13,069
Accrued wages and commissions	13,354	10,500
Accrued liabilities	23,327	17,206
Income taxes payable	10,188	11,270
Other current liabilities	4,251	1,702
Total current liabilities	70,035	53,747

Note payable	12,005	—
Deferred tax liabilities, net	16,147	2,564
Other non-current liabilities	2,186	2,118
Total liabilities	100,373	58,429

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, June 30, 2006 – 52,599 shares issued and 45,036 outstanding; December 31, 2005 – 51,612 shares issued and 48,837 outstanding	53	52
Additional paid-in capital	1,132,893	1,104,899
Accumulated other comprehensive loss	(85)	(497)
Accumulated deficit	(280,989)	(307,503)
Treasury stock, at cost; June 30, 2006 – 7,563 shares; December 31, 2005 – 2,775 shares	(203,884)	(81,629)
Total stockholders’ equity	647,988	715,322
Total liabilities and stockholders’ equity	$748,361	$773,751

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 30,	July 1,
	2006	2005

Cash flows from operating activities:
Net income	$26,514	$12,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,974	3,278
Amortization of intangible assets	7,252	13,245
Stock-based compensation	3,563	1,019
Acquired in-process research and development expenses	2,100	—
Amortization of premiums on investments	100	650
Net loss on sales of investments	53	383
Income tax benefit from exercise of stock options (see Note 13)	—	2,131
Excess tax benefit from stock-based compensation (see Note 13)	(3,845)	—
Changes in operating assets and liabilities (net of effects of acquisition):
Accounts receivable, net	(387)	7,863
Inventories, net	(3,415)	(1,575)
Other assets	(3,765)	(2,636)
Accounts payable	(5,971)	(2,625)
Accrued wages and commissions	2,456	(2,229)
Accrued liabilities (1)	5,180	3,193
Income taxes, current and deferred	(2,228)	(4,323)
Net cash provided by operating activities	31,581	31,307

Cash flows from investing activities:
Purchase of Cyclades, net of cash received	(91,568)	—
Purchase of other intangibles	(2,699)	—
Purchases of property and equipment	(3,157)	(2,603)
Purchases of investments	(128,420)	(135,947)
Maturities and proceeds from sales of investments	294,719	142,429
Net cash provided by investing activities	68,875	3,879

Cash flows from financing activities:
Repayment of debt assumed in acquisition	(1,715)	—
Borrowings under unsecured line of credit	12,005	—
Payment of financing costs	(2,005)	—
Proceeds from employee stock option exercises	20,587	6,440
Excess tax benefit from stock-based compensation (see Note 13)	3,845	—
Proceeds from employee stock purchase plan	—	2,108
Purchases of treasury stock (2)	(119,186)	(50,270)
Net cash used in financing activities	(86,469)	(41,722)

Effect of exchange rate changes on cash and cash equivalents	279	(122)

Net increase (decrease) in cash and cash equivalents	14,266	(6,658)
Cash and cash equivalents at beginning of period	66,425	44,724
Cash and cash equivalents at end of period	$80,691	$38,066

(1)   – $4,750 included in accrued liabilities related to the purchase of certain tangible and intangible assets of an existing product line.

(2)   – We repurchased 122 shares of our common stock at a cost of $3,069 at the end of the second quarter of 2006. The transaction settled at the beginning of our third quarter of 2006.

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

Note 2.   Inventories

Inventories consisted of the following at:

	June 30, 2006	December 31, 2005

Raw materials	$5,323	$3,625
Work-in-process	2,993	173
Finished goods	23,533	17,380
Inventories, net	$31,849	$21,178

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,208 and $4,558 as of June 30, 2006 and December 31, 2005, respectively. The increase in inventories since December 31, 2005 includes inventories added through the Cyclades acquisition (see Note 8).

Note 3.   Stock Options and Treasury Stock

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 72 shares during the quarter ended June 30, 2006 and 66 shares during the quarter ended July 1, 2005. Total proceeds received from these option exercises were $1,388 for the quarter ended June 30, 2006 and $484 for the quarter ended July 1, 2005. Shares of our common stock issued as a result of option exercises totaled 987 shares during the six months ended June 30, 2006 and 380 shares during the six months ended July 1, 2005. Total proceeds received from these option exercises were $20,587 for the six months ended June 30, 2006 and $6,440 for the six months ended July 1, 2005. Additionally, common stock issued under our Employee Stock Purchase Plan totaled 87 shares during the six months ended July 1, 2005. Total proceeds received from the shares issued under the ESPP were $2,108 for the six months ended July 1, 2005. There were no shares issued under the ESPP for the quarter or six months ended June 30, 2006 following the suspension of the ESPP by our Board of Directors in 2005.

Stock repurchases — During the second quarter of 2006 our Board of Directors approved an additional 6,000 shares of stock for repurchase under our repurchase program. We may repurchase a total of 10,000 shares under the program. We repurchased 3,963 shares of our common stock during the quarter ended June 30, 2006 at a cost totaling $95,303. We repurchased 4,788 shares of our common stock during the six months ended June 30, 2006 at a cost totaling $122,255. We repurchased 1,075 shares of our common stock during the quarter ended July 1, 2005 at a cost totaling $28,408. We repurchased 1,775 shares of our common stock during the six months ended July 1, 2005 at a cost totaling $50,270. These treasury shares were purchased on the open market through various brokers under the stock repurchase plan approved by our Board of Directors. As of June 30, 2006, we have repurchased 7,563 shares under the plan since the initial approval of the plan in 2004.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record unrealized gains and losses on our foreign currency translation adjustments and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity. Comprehensive income in the first six months of 2006 of $26,926 consists of $26,514 of net income, $133 of unrealized gains on investments (net of deferred income taxes) and $279 of foreign currency translation adjustments. Comprehensive income for the first six months of 2005 of $12,429 consists of $12,933 of net income, $242 of unrealized losses on investments (net of deferred income taxes) and $262 of foreign currency translation adjustments. As of June 30, 2006 and December 31, 2005, total accumulated other comprehensive income (loss) was $(85) and $(497), respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended June 30, 2006
Basic EPS
Net income available to common stockholders	$13,581	47,943	$0.28
Effect of Dilutive Securities
Stock options and restricted stock awards	—	766	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$13,581	48,709	$0.28

For the three months ended July 1, 2005
Basic EPS
Net income available to common stockholders	$11,099	49,475	$0.22
Effect of Dilutive Securities
Stock options	—	942	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$11,099	50,417	$0.22

For the six months ended June 30, 2006
Basic EPS
Net income available to common stockholders	$26,514	48,515	$0.26
Effect of Dilutive Securities
Stock options and restricted stock awards	—	822	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$26,514	49,336	$0.25

For the six months ended July 1, 2005
Basic EPS
Net income available to common stockholders	$12,933	49,859	$0.26
Effect of Dilutive Securities
Stock options	—	960	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$12,933	50,819	$0.25

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,382 and 2,381 for the three and six months ended June 30, 2006, respectively.  Anti-dilutive options totaled 2,634 and 2,636 for the three and six months ended July 1, 2005, respectively.

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

The reorganization included reconfiguring our systems and defining new cost centers and operating measures to track performance of the divisions and to use as a basis for our chief operating decision maker to manage and allocate resources. As a result of this change in reportable segments, we have retroactively adjusted the segment information previously disclosed for the quarter and six months ended July 1, 2005 to conform to the current segment disclosures.

We evaluate the performance of our segments based on revenue and operating profit, which excludes corporate and unallocated costs, amortization of intangibles, and acquired in-process research and development expense. We do not track or use assets by segment as a measure of performance and, therefore, we have not presented assets by segment.

	For the three months ended		For the six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net revenue:
Management Systems	$102,995	$79,804	$187,360	$149,644
Embedded Software and Solutions	8,828	4,928	14,961	8,708
Other business units	5,251	3,775	8,272	6,960
Corporate and unallocated	931	1,031	1,924	1,031
Total net revenue	$118,005	$89,538	$212,517	$166,343

	For the three months ended		For the six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Operating income (loss):
Management Systems	$26,920	$21,181	$51,636	$37,104
Embedded Software and Solutions	3,090	484	4,493	(95)
Other business units	(3,019)	(3,858)	(6,779)	(8,973)
Corporate and unallocated costs	(4,737)	(3,237)	(7,582)	(6,472)
Amortization of intangibles and other expenses	(5,053)	(6,779)	(7,554)	(13,560)
Acquired in-process research and development expense	—	—	(2,100)	—
Total income from operations	$17,201	$7,791	$32,114	$8,004

Other income	1,779	6,939	4,795	8,879
Income before provision for income taxes	18,980	14,730	36,909	16,883

Revenue and operating income for our Management Systems division includes the operating results of Cyclades from the date of the acquisition (see Note 8).

Additionally, our management analyzes our revenue by product line, primarily our traditional KVM products and our serial management products, which are mainly comprised of products from the Cyclades acquisition. Sales by product line for the three and six months ended June 30, 2006 and July 1, 2005 are as follows:

	For the three months ended		For the six months ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net revenue:
KVM	$83,806	$75,486	$161,797	$141,144
Serial Management	13,817	732	14,810	1,857
Other	20,382	13,320	35,910	23,342
Total net revenue:	$118,005	$89,538	$212,517	$166,343

We sell our products internationally to customers in several countries, however no foreign country accounted for more than 10% of sales in the first six months of 2006 or 2005.

As of June 30, 2006, long-lived assets totaled $423,260, which includes $399,428 held in the U.S. and $23,832 held outside of the U.S. As of December 31, 2005, long-lived assets totaled $322,556, which includes $305,286 held in the U.S. and $17,270 held outside of the U.S.

Note 7.   Forward Contracts

We occasionally use forward contracts to reduce a portion of our foreign currency exposure related to the net cash flows from our international operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. As of June 30, 2006, and December 31, 2005, we had one open forward contract with an approximate fair value of $(9).

Note 8.   Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, with additional operations in Sao Paulo, Brazil and Munich, Germany.  Cyclades employs approximately 325 people in 19 locations around the world. The Cyclades product lines include serial, KVM and power management products. The acquisition of Cyclades will enhance our position in the Linux server and networking infrastructure management market provides complementary products to our product lines, and allows us to provide our customers a more integrated platform for managing their IT infrastructure. The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Cash paid for outstanding shares	$90,000
Acquisition costs paid by Avocent	3,976

Total purchase consideration	$93,976

We funded the acquisition through available cash. On the closing of the Cyclades transaction, we acquired $2,408 in cash held by Cyclades.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period

Tangible assets	$23,996	—
In-process research and development	2,100	—
Developed technology	19,000	5 years
Customer base	12,100	5 years
Trademarks	3,100	5 years
Non-compete agreements	4,100	3 years
Goodwill	61,371	—
Deferred taxes	(14,860)	—
Assumed liabilities	(16,931)	—

	$93,976

A $15,000 escrow account will be open for 21 months for indemnifiable events specified in the acquisition agreements.

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

Cyclades in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM 45 product lines. KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms. PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source. It is anticipated that the products will be completed during late 2006. These projects were still in process at the end of the second quarter of 2006.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins. Revenue for the projects under development was projected through 2015. Net income attributable to IPR&D was calculated by applying Cyclades projected gross, operating, and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects. These products have estimated economic lives of up to 10 years. The discount rate used to value IPR&D was 28%.

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

	Six Months Ended,
	June 30, 2006	July 1, 2005

Net sales	$226,517	$193,141
Net income	$28,059	$12,696
Income per basic share	$0.58	$0.26
Income per diluted share	$0.57	$0.25

The above amounts exclude acquired in-process research and development expense of $2,100 related to the Cyclades acquisition.

Note 9.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	June 30, 2006		December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$33,820	$11,620	$14,820	$8,293
Patents and trademarks	11,536	5,301	9,174	4,959
Customer base and certifications	21,627	3,273	4,870	1,719
Non-compete agreements	6,620	2,022	2,520	1,289
Licenses	4,124	1,750	1,814	1,175
	$77,727	$23,966	$33,198	$17,435

During March 2006, we acquired the remote systems management and diagnostics product line from Agilent Technologies, Inc. for approximately $6,250. We recorded approximately $5,839 in other intangible assets related to this transaction, which is subject to future amortization.

During the second quarter of 2006, we acquired an existing customer base from a distributor in Australia for approximately $1,308. We recorded approximately $1,002 in other intangible assets which is subject to future amortization.

For the three months ended June 30, 2006 and July 1, 2005, amortization expense for other intangible assets was $4,901 and $6,623, respectively. For the six months ended June 30, 2006 and July 1, 2005, amortization expense for other intangible assets was $7,252 and $13,245, respectively. The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2006, remainder	$10,141
2007	$14,353
2008	$12,353
2009	$8,864
2010	$7,140
Thereafter	$910

For the six months ended June 30, 2006, we recorded $61,371 of goodwill related to the Cyclades Corporation acquisition and $181 of additional goodwill related to a prior acquisition.

Note 10. Product Warranties

The activity within the liability for warranty returns for the six months ended June 30, 2006:

Balance, January 1, 2006	$2,536

Accruals for product warranties issued during the period	119
Assumed on acquisition of Cyclades	180

Settlements made during the period	(217)

Balance, June 30, 2006	$2,618

Deferred revenue related to our extended warranty program was $2,143 as of June 30, 2006. We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $548 for the six months ended June 30,

2006. In addition, we recorded deferred revenue for new extended warranties of $769 during the six months ended June 30, 2006.

Note 11. Effective Tax Rate

The effective tax rate in the first six months of 2006 was approximately 28.2%, compared to an effective tax rate of approximately 23.4% in the first six months of 2005.  The provision for income taxes was approximately $10,395 for the first six months of 2006, compared to $3,950 in the first six months of 2005. The increase in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006. The U.S. Research and Development credit also has expired, and as of June 30, 2006, this credit has not yet been reinstated by Congress. Finally, the Cyclades purchase included In-process Research and Development, which was immediately expensed upon the purchase. This item has no tax basis, and therefore, increased the effective tax rate for the six months ended June 30, 2006.

The amount of income taxes we pay is subject to audits by federal, state, and foreign authorities, and can result in proposed assessments. We have reserves for taxes and associated interest that may become payable in future years as a result of audits by tax authorities. Although we believe that the positions taken on previously filed tax returns are appropriate, we have nevertheless established tax and interest reserves in recognition that various tax authorities may challenge the positions taken by us resulting in additional liabilities and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect our potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusions of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Additionally, in July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.

Note 12. Legal Proceedings

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc. The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of the Companies patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006, and the court has ruled on a number of pre-trial motions. A trial is expected in the third quarter of 2006.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona. As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety. TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit. TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd. Avocent has moved to dismiss all claims, and discovery is under way.

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

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year. Our consolidated statements of income for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, our consolidated statements of income for prior periods have not been retroactively adjusted to reflect the impact of SFAS 123R. New awards are valued and accounted for prospectively upon adoption. Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in our consolidated statements of income over their remaining requisite service periods.

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

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model for stock options or using the current share price for awards of restricted stock units. The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of income. Stock-based compensation expense recognized in our consolidated statements of income for the first six months of 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Compensation expense for all stock-based payment awards is recognized using the ratable single-option approach. Stock-based compensation expense recognized in our consolidated statements of income for the first six months of 2006 is based on awards ultimately expected to vest; therefore, the expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock options on the date of grant under SFAS 123R. The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our employee stock options. We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation. If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination.

We have elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R. The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital-in-excess-of-par pool and the consolidated statements of cash flows. Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows. In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows. Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows. The income tax benefits from stock option exercises totaled approximately $150 and $227 for the three months ended June 30, 2006 and July 1, 2005, respectively. The income tax benefits from stock option exercises totaled approximately $3,845 and $2,131 for the six months ended June 30, 2006 and July 1, 2005, respectively.

Stock Option Program Descriptions

We have stock option plans covering substantially all of our employees and directors. Avocent assumed the stock option plans and the related underlying options of Apex and Cybex at the merger effective July 1, 2000, of Equinox at the acquisition effective January 3, 2001, of 2C at the acquisition effective August 20, 2002, and of OSA at the acquisition effective April 6, 2004. No additional options have been or will be granted under these pre-existing plans. Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over three to four years and typically expire 10 years from the grant date.

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

As approved by our stockholders, the 2005 Plan authorized a total of 2,500 shares of common stock for issuance, plus (i) any shares remaining available for issuance under the previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock option plans that subsequently expire unexercised.  New options may no longer be granted under the former plans. The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to our directors, employees, or consultants, but  incentive stock options may be granted only to our employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years. We issue new shares to satisfy stock options exercised. During the second quarter of 2006, our stockholders approved an additional 2,250 shares of common stock for issuance under the 2005 Plan.

Any shares subject to restricted stock, performance shares, or restricted stock units with a per share price less than the fair market value of our common stock on the date of the Award will be counted against the authorized share reserve as two shares for every one share subject to the Award, and if any such shares are returned to the 2005 Plan, such shares will be counted as two shares.  If an Award expires or becomes un-exercisable without having been exercised in full (or, with respect to restricted stock, performance shares, or restricted stock units, is forfeited to or repurchased by Avocent), the unpurchased shares (or, for Awards other than options and stock appreciation rights, the forfeited or repurchased shares) will become available for future Awards. Shares of restricted stock, performance shares or restricted stock units that are repurchased by Avocent at the fair market value on the date of the original Award, or are forfeited to us, will become available for future grant under the 2005 Plan.  Shares used to pay the exercise price of an option will not become available for future Awards, and shares used to satisfy tax withholding obligations will also not become available for future Awards under the 2005 Plan.  To the extent a 2005 Plan Award is paid out in cash rather than stock, such cash payment will not reduce the number of shares available for issuance under the 2005 Plan.  Any payout of dividend equivalents or performance units, because they are payable only in cash, will not reduce the number of shares available for issuance under the 2005 Plan.  Likewise, any forfeiture of dividend equivalents or performance units will not increase the number of shares available for issuance under the 2005 Plan. In the first six months of 2006, we granted both stock options and restricted stock units under the 2005 Plan.

The following schedule summarizes the stock option activity in our stock-based compensation plans for the six months ended June 30, 2006:

	Number of Options	Range of Exercise Prices	Weighted Avg. Exercise Price	Vesting Provisions
Options outstanding, December 31, 2005	6,417	$0.11– $70.94	$32.00	Various

Options granted	60	$22.77 – $34.64	$31.14	Various
Options cancelled/forfeited	(106)	$1.31– $69.63	$35.67	Various
Options exercised	(987)	$0.11– $31.00	$20.86	Various

Options outstanding, June 30, 2006	5,384	$1.31– $70.94	$33.96	Various

The total pretax intrinsic value of options exercised during the six months ended June 30, 2006 was $11,847.

The following table summarizes information about stock options outstanding at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Intrinsic Value	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.11 - $9.48	85	4.79	$1,881	$4.02	76	$4.33	$1,663
$10.46 - $20.00	211	4.62	2,250	15.58	200	15.57	2,131
$20.33 – $29.95	2,736	6.48	4,513	25.07	2,715	25.08	4,473
$30.02 - $44.25	893	7.62	—	38.10	827	38.64	—
$46.19 - $70.94	1,459	4.22	—	52.46	1,459	52.46	—

	5,384	5.96	$8,644	$33.96	5,276	$34.12	$8,267

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $26.25 as of June 30, 2006, which would have been received by option holders had all option holders exercised their options on that date. The total number of in-the-money options exercisable as of June 30, 2006 was 1,832. As of December 31, 2005, 6,248 options were exercisable and the weighted average exercise price was $32.33.

Restricted Stock Units

Our 2005 Plan permits the granting of restricted stock units to eligible employees and directors at the fair market value of our common stock at the date of grant. Awards during the first six months of 2006 typically become fully vested over two or three year periods. Restricted stock units are payable in shares of our common stock upon vesting.

The following table presents a summary of the activity in our nonvested restricted stock units during the six months ended June 30, 2006:

	Number of Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested stock units

Nonvested stock units at December 31, 2005	—	—
Granted	873	$28.51
Vested	—	—
Forfeited	(17)	31.19

Nonvested stock units at June 30, 2006	856	$28.45

As of June 30, 2006, there was approximately $22,221 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of 2.4 years.

Performance – Based Restricted Stock Units

Certain restricted stock units contain both service and performance conditions that affect the quantity of awards that will vest. Performance-based restricted stock units begin vesting upon the completion of a specified service period and the achievement of certain performance targets (which can include individual and company measures) and are converted into shares of our common stock upon vesting, typically over a three year period. The fair value is based on the market price of our common stock on the grant date and assumes that the target payout level will be achieved. Compensation cost is adjusted in future periods for subsequent changes in the expected outcome of the performance related conditions until the vesting date. All performance-based restricted stock unit activity is included in the nonvested stock unit table of activity above.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the three and six months ended June 30, 2006, which was allocated as follows:

	Three months ended	Six months ended

Cost of sales	$164	$214

Research and development	762	1,063
Selling, general and administrative	1,796	2,286

Stock-based compensation expense included in operating expenses	2,558	3,349

Total stock-based compensation expense	2,722	3,563
Tax benefit	(969)	(1,231)

Total stock-based compensation expense, net of tax	$1,753	$2,332

For the three and six months ended July 1, 2005, we recorded stock compensation expense of $510 and $1,019, respectively, related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R.

	Three months Ended	Six months ended
	July 1, 2005	July 1, 2005
Net income — as reported	$11,099	$12,993
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	510	1,019
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	7,717	12,643
Net income — pro forma	$3,892	$1,369

Basic earnings per share — as reported	$0.22	$0.26
Basic earnings per share — pro forma	$0.08	$0.03
Diluted earnings per share — as reported	$0.22	$0.25
Diluted earnings per share — pro forma	$0.08	$0.03

As of January 1, 2006, total pre-tax compensation cost related to non-vested stock options not yet recognized was approximately $1,900, which is expected to be recognized over the next 18 months using the ratable single-option approach. Of this amount, we expensed $841 in the first quarter of 2006. As a result of granting additional options, as well as granting restricted stock units and performance-based restricted stock units during the second quarter of 2006, stock-based compensation increased to $2,722 in the second quarter of 2006. Excluding the effect of future grants, we expect to record stock based compensation expense of approximately $3,800 in the third quarter of 2006 and $3,700 in the fourth quarter of 2006.

We estimate the fair value of options using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. The weighted-average estimated fair value of stock options granted to employees during the six months ended June 30, 2006 was $13.20 per share using the Black-Scholes Model with the following weighted-average assumptions:

Expected volatility	44.26%
Risk-free interest rate	4.85%
Expected dividend yield	—
Expected life (in years)	4.38

We based our estimate of expected volatility for the six months ended June 30, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted. The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility.

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

Stock-based compensation expense recognized in our consolidated statements of income for the six months ended June 30, 2006 is based on options and stock units ultimately expected to vest, and has been reduced for estimated forfeitures. These estimates were based upon historical experience.

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

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the six months ended July 1, 2005 was $6.83 per share using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	45.24%
Risk-free interest rate	3.58%
Expected dividend yield	—
Expected life (in years)	1.72

During the second quarter of 2005, we granted over 300 options which vested on December 31, 2005, which reduced the weighted average expected life of options granted during the six months ended July 1, 2005.

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data. Forfeitures of stock options were accounted for as they occurred.

Note 14. Line of Credit

During the second quarter of 2006, we obtained a $250,000 unsecured, five-year revolving bank line of credit. The line of credit carries certain financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. We plan to use borrowings under the line of credit to fund a portion of the LANDesk acquisition (see Note 15) and the purchase of shares under our expanded stock repurchase program (see Note 3). The line of credit bears an initial interest rate of LIBOR plus 112.5 basis points and carries no set principal repayment schedule. Direct costs incurred from securing the line of credit are capitalized and amortized over the term of the agreement. There was approximately $12,005 outstanding under the line of credit as of June 30, 2006.

Note 15. LANDesk Group Ltd Acquisition

In April 2006, we announced the signing of a definitive agreement to acquire LANDesk Group Limited, a privately-held company based in Salt Lake City, Utah.  LANDesk employs approximately 500 people, located primarily in the United States, Europe and Asia. The LANDesk product lines include software for the centralized management and protection of information technology assets. The agreement provides for total consideration of approximately $416,000, including $200,000 in stock, $200,000 in cash and approximately $16,000 in intrinsic value of assumed options. The transaction value may be increased by up to $60,000 in cash if LANDesk meets certain revenue growth targets specified in the agreement. An escrow account with $60,000 of the stock consideration for indemnifiable events specified in the acquisition agreements will be open for 18 months. We expect to close this transaction in late August 2006.

Note 16. Cyclades Integration Expenses

We recorded $2,269 of costs associated with the integration of Cyclades people, processes and products into Avocent in the second quarter of 2006. These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated in Cyclades or Avocent during the second quarter. We expect additional integration costs and severance accruals in the third quarter of 2006 totaling $800 to $900.

Note 17. Subsequent Event

During the period from July 1, 2006 through August 1, 2006, we repurchased 999 additional shares of our common stock on the open market under our Board approved stock repurchase program, for a total cost of $25,070.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR REVENUE, GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION EXPENSES AND INVESTMENT INCOME IN THE THIRD QUARTER OF 2006; STOCK COMPENSATION EXPENSES IN THE THIRD AND FOURTH QUARTERS OF 2006; STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT AND OTHER LITIGATION MATTERS; STATEMENTS REGARDING THE CLOSING OF THE LANDESK ACQUISITION AND BORROWINGS UNDER OUR LINE OF CREDIT; AND STATEMENTS REGARDING FUTURE PURCHASES OF STOCK UNDER OUR STOCK REPURCHASE PROGRAM. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN ITEM 1A “RISK FACTORS.”

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

We have agreed to acquire LANDesk Group Limited, a privately held company in Salt Lake City, Utah, which will significantly expand our product lines to include software for the centralized management and protection of information technology assets. We expect to close this acquisition in the third quarter of 2006. (See Note 15 to the consolidated financial statements.)

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our OEM customers accounted for 44% of sales in the first six months of 2006 and 50% of sales in the first six months of 2005. Sales to our branded customers accounted for 56% of sales in the first six months of 2006 and 50% of sales in the first six months of 2005. We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders. The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows. Our top five customers include both OEM and branded customers, and accounted for 60% of sales in the first six months of 2006 and 62% of sales in the first six months of 2005.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets. Sales within the United States accounted for approximately 56% of the first six months of sales in 2006 and 2005. Sales outside of the United States accounted for 44% of the first six months of sales in 2006 and 2005. No single foreign country accounted for more than 10% of sales in 2006 or in 2005.

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

LANDesk will become a new division once the acquisition is completed.

Our Management Systems Division accounted for 88% of sales in the first six months of 2006 and 90% of sales in the first six months of 2005. Our Embedded Software and Solutions Division accounted for 7% of sales in the first six months of 2006 and 5% of sales in the first six months of 2005.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis. These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios. In April 2006, our Board of Directors approved approximately 875,000 restricted and performance stock awards to our executive officers, directors and other employees. These awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals.

Our Board of Directors recently approved stock ownership guidelines for our directors and senior corporate officers. Under these ownership guidelines, the non-executive members of our Board of Directors are expected to own Avocent stock with a value equal to at least their annual Board retainer, our Chief Executive Officer are expected to own Avocent stock with a value equal to at least three times his base salary, our President and Chief Operating Officer are expected to own Avocent stock with a value equal to at least one and one-half times his base salary, and our other senior officers are expected to own Avocent stock with a value equal to at least the officer’s base salary. These ownership levels are to be achieved over a period of time by requiring the director or the officer to retain a significant portion of any restricted stock award until such time as the required minimum ownership level is reached.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	39.5	41.0	40.1	42.0
Gross profit	60.5	59.0	59.9	58.0
Operating expenses:
Research and development expenses	12.1	16.1	13.0	17.3
Acquired in-process research and development expenses	—	—	1.0	—
Selling, general and administrative expenses	27.7	26.8	26.4	27.8
Cyclades integration expenses	1.9	—	1.0	—
Amortization of intangible assets	4.2	7.4	3.4	8.0
Total operating expenses	45.9	50.3	44.8	53.1

Income from operations	14.6	8.7	15.1	4.9

Income from settlement of a lawsuit	—	5.6	—	3.0
Net investment income	1.8	2.5	2.4	2.6
Net realized investment losses	—	(0.2)	—	(0.2)
Interest expense	(.01)	—	—	—
Other income (expense), net	(0.2)	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	16.1	16.5	17.4	10.2
Provision for income taxes	4.6	4.1	4.9	2.4
Net income	11.5%	12.4%	12.5%	7.8%

Net sales. Net sales increased 32% to $118.0 million for the second quarter of 2006 from $89.5 million for the second quarter of 2005. The strong increase in sales resulted from both the contribution of revenue from our Cyclades acquisition, completed during the first quarter of 2006, and the strength in our core products. Revenues from our traditional KVM products increased to $83.8 million in the second quarter of 2006 from $75.5 million in the second quarter of 2005. Additionally, revenues from our serial management products, consisting mostly of our Cyclades products, increased to $13.8 million in the second quarter of 2006 from $732,000 in the second quarter of 2005. Branded sales increased 54% from $45.8 million in the second quarter of 2005 to $70.6 million in the second quarter of 2006. As a percentage of sales, branded revenue accounted for 60% of sales in the second quarter of 2006 and 51% of revenue in the second quarter of 2005. OEM sales grew 8% from $43.7 million in the second quarter of 2005 to $47.4 million in the second quarter of 2006. OEM sales were 40% of sales for the second quarter of 2006, compared to 49% of sales for the second quarter of 2005. Sales of our digital products represented 57% of our revenue in the second quarter of 2006, compared to 53% of our revenue in the second quarter of 2005.

From a divisional perspective, revenues from both our Management Systems Division, which comprises our traditional KVM business and also includes revenue from Cyclades, and our Embedded Software and Solutions Division, which includes our embedded KVM and IPMI solutions and the Agilent product line acquired in the first quarter of 2006, increased from the second quarter of 2005 to the second quarter of 2006. Revenue from the Management Systems Division increased to $103.0 million in the second quarter of 2006 from $79.8 million in the second quarter of 2005 and accounted for 87% or our revenue in the second quarter of 2006 and 89% of our revenue in the second quarter of 2005. Revenue from our Embedded Software and Solutions Division increased to $8.8 million in the second quarter of 2006 from $4.9 million in the second quarter of 2005 and accounted for 7% of our revenue in the second quarter of 2006 and 6% of our revenue in the second quarter of 2005. The increase in revenue can be attributed primarily to the increased contribution of the embedded KVM solutions as adoption of these platforms by our OEM customers increases and to the Agilent product line which was acquired late in the first quarter of 2006.

Sales within the United States improved 28% to $67.3 million in the second quarter of 2006 from $52.8 million in the second quarter of 2005, due to increases in both branded and OEM sales. International sales increased 38%, to $50.7 million in the second quarter of 2006 from $36.8 million in the second quarter of 2005, primarily as a result of increased OEM sales in Asia and improved branded sales in Europe and Asia. Sales within the United States were 57% of sales in the second quarter of 2006, compared to 59% of sales for the second quarter of 2005. International sales were 43% of sales in the second quarter of 2006 and 41% of sales for the second quarter of 2005.

Net sales increased 28% to $212.5 million for the first six months of 2006 from $166.3 million for the first six months of 2005. The increase is primarily a result of the issues related to the revenue shortfall early in 2005 and the added revenue from the acquisition of Cyclades completed in the first quarter of 2006. Sales within the United States increased by approximately 29% to $119.7 million in the first six months of 2006 from $92.8 million in the first six months of 2005. International sales increased approximately 26% to $92.8 million in the first six months of 2005 from $73.6 million in the first six months of 2005. Additionally, sales to our branded customers increased 44% to $118.6 million in the first six months of 2006 from $82.5 in the first six months of 2005, while sales to our OEM customers increased 12% to $93.9 million in the first six months of 2006 from $83.8 in the first six months of 2005.

In recent years, we have experienced a sequential increase in revenues from the second quarter to the third quarter primarily as a result of trends in IT spending for this period, as companies tend to purchase additional servers and other IT equipment in the second half of the calendar year. Generally, we believe the tone of our business is positive and industry analysts continue to forecast growth in IT spending and server shipments on a year-over-year basis. Accordingly, for the third quarter of 2006, we expect revenue to be in the $125 to $130 million range, excluding the acquisition of LANDesk.

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services. Gross profit increased to 60.5% in the second quarter 2006 compared to 59.0% in the second quarter of 2005. The primary reason for the improved margins in 2006 relates to the effect of higher revenue in the second quarter of 2006 as compared to the second quarter of 2005. The increased revenue better covered the fixed costs related to procurement, warehousing, and shipping. Additionally, the Cyclades products are sold through our branded channel and, as a result, have a higher gross margin. Increased sales of our digital solutions, which are sold through our Management Systems Division, positively affected our margins in the second quarter of 2006 as compared to the second quarter of 2005, because our digital solutions carry higher margins than our analog solutions. Increased sales by our Embedded Software and Solutions Division in the second quarter of 2006 as compared to the second quarter of 2005 also had a positive impact on margins as these products have higher margins than our traditional KVM products. Gross margin increased to 59.9% for the first six months of 2006 from 58.0% for the first six months of 2005, primarily as a result of the higher digital, embedded, and Cyclades revenues for the first half of 2006.

We believe continued strong sales of our digital products and higher revenues from our embedded solutions in the third quarter of

2006 will have a positive affect on our gross margin. We expect the combination of these factors to offset price declines, the ongoing costs expected from complying with new environmental regulations and competitive factors in the third quarter of 2006. Accordingly, we expect gross margins to be in the 60% range in the third quarter of 2006, excluding the acquisition of LANDesk.

Research and development expenses. Research and development expenses were $14.3 million, or 12.1% of sales, in the second quarter of 2006 compared to $14.4 million, or 16.1% of net sales, in the second quarter of 2005. The slight decrease in the amount spent on research and development is primarily due to the savings we experienced from the research and development site closings and consolidation of projects completed during 2005, which largely offset the full quarter’s impact related to the additional costs from the  Cyclades acquisition. Research and development expenses for the first six months of 2006 decreased to $27.5 million from $28.9 million for the first six months of 2005 primarily due to the reduced headcount and other savings related to these site closings. As a percentage of net sales, year-to-date research and development expenses decreased to 13.0% from 17.3%.

We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development. As highlighted above, we implemented plans during the second half of 2005 to contain the growth in legacy Avocent spending. However, we will continue to incur research and development expense from our Cyclades acquisition, including severance accruals and retention bonuses related to the integration of research and development teams. We believe these factors will result in research and development expenses in the range of $14.5 to $15 million for the third quarter of 2006, excluding the acquisition of LANDesk.

Acquired in-process research and development expense. Acquisition related expenses recorded in the first quarter of  2006 were comprised solely of the non-recurring write-off of $2.1 million of in-process research and development expense related to the acquisition of Cyclades. There were no such charges in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $32.7 million, or 27.7% of net sales, for the second quarter of 2006 compared to $24.0 million, or 26.8% of net sales, for the second quarter of 2005. As we expected, we experienced higher costs as a result of a full quarter of Cyclades selling, general and administrative expenses as well as higher legal fees associated with protecting our intellectual property rights, particularly as we approach the trial in the ClearCube case. We also had increases in advertising and promotion costs during the second quarter of 2006 to support our newer products and to promote the addition of Cyclades products. Year-to-date selling, general, and administrative expenses increased to $56.1 million, or 26.4% of net sales for 2006, from $46.3 million, or 27.8% of year-to-date net sales in 2005, as a result of the factors mentioned above.

We will continue our work to integrate the Cyclades sales forces, marketing efforts, and administrative functions during the third quarter of 2006. Additionally, legal costs are expected to rise in the third quarter of 2006 related to our ongoing efforts to protect our intellectual property as the ClearCube case is scheduled for trial during the third quarter of 2006. As a result of these factors, we expect selling, general and administrative expenses to be in the range of $31 to $32 million in the third quarter of 2006, excluding the acquisition of LANDesk.

Cyclades integration expenses. We recorded $2.3 million of expenses, or 1.9% of sales, in the second quarter of 2006 related to costs associated with the integration of Cyclades people, processes, and products into Avocent. These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the second quarter. We expect additional integration costs and severance accruals in the third quarter of 2006 totaling $800,000 to $900,000. There were no such charges incurred during 2005.

Amortization of intangible assets. Amortization of $4.9 million in the second quarter of 2006 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of 2C, Soronti, Crystal Link, OSA, Sonic Mobility, and Cyclades. Amortization of $6.6 million in the second quarter of 2005 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility. The decrease in amortization expense relates primarily to recording no amortization expense for developed technology or patents and trademarks recorded on the merger of Apex and Cybex, as these assets had an estimated life of five years and were fully amortized at the end of the second quarter of 2005. Amortization expense decreased from $13.2 million in the first six months of 2005 to $7.3 million in the first six months of 2006 as a result of the factors mentioned above. We expect amortization of intangibles to be approximately $5.0 million in the third quarter of 2006, consistent with the second quarter of 2006, excluding the acquisition of LANDesk.

Stock Compensation. We adopted SFAS 123 (revised 2004), Share-Based Payment, on January 1, 2006 and as a result record stock compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock units, and performance-based restricted stock units, based on estimated fair values. The compensation expense is recorded in each line of our condensed consolidated financial statements based on the department in which an employee works. For the second quarter of 2006, we expensed $2.7 million of stock-based compensation: $164,000 was recorded in cost of goods sold, $762,000 was recorded in research and development expense and $1.8 million was recorded in selling, general and administrative expenses. For the first six months of 2006, we expensed $3.6 million of stock based compensation; $214,000 was recorded in cost of goods sold, $1.1 million was recorded in research and development expense and $2.3 million was recorded in selling, general and administrative expense.

For options and restricted stock units outstanding as of June 30, 2006, we expect to record stock-based compensation expense of approximately $3.8 million in the third quarter of 2006 and $3.7 million in the fourth quarter of 2006, excluding the acquisition of LANDesk. We believe equity based compensation is an important part of our total compensation package and is needed to attract and retain key employees.

Income from settlement of lawsuit. The $5 million of income from the settlement of lawsuit in the second quarter and six months to date of 2005 is comprised entirely of the payment received in May 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc. The terms of the settlement called for an initial payment of $5 million, related to past product sales by Raritan and settlement of the lawsuit. There was no such income in 2006, although we continue to receive quarterly royalties from Raritan based on Raritan’s current period sales under a licensing agreement.

Net investment income. Net investment income decreased to $2.1 million in the second quarter of 2006 as compared to $2.3 million in the first quarter of 2005. The decrease in investment income in the second quarter of 2006 was the result of lower cash and investments as a result of funding the purchase of Cyclades in the first quarter of 2006 and the investment of the remaining funds in shorter term investments in order to have cash on hand to fund the cash component of the LANDesk acquisition as well as fund the purchase of treasury shares under our stock buyback program. For the year, net investment income increased to $5.2 million in the first six months of 2006 as compared to $4.3 million in the first six months of 2005. We expect our investment income to decrease in the third quarter of 2006 due to lower cash and investments resulting from funding our share repurchases in the second quarter of 2006 and funding the purchase of LANDesk and our continuing share repurchases in the third quarter of 2006.

Net realized investment losses. Net realized investment losses decreased from $206,000 in the second quarter of 2005 to a gain of $2,000 in the second quarter of 2006. For the year, net realized investment losses decreased from $383,000 in the first six months of 2005 to $53,000 in first six months of 2006.

Interest expense. Interest expense was $137,000 in the second quarter of 2006 and $146,000 for the first six months of 2006. There were no such expenses in 2005. Interest expense relates to interest on our borrowings under our $250 million unsecured line of credit.

Other income (expense), net. Net other income (expense) increased from an expense of $115,000 in the second quarter of 2005 to an expense of $200,000 in the second quarter of 2006. For the year, net other income (expense) increased from expense of $54,000 in the first six months of 2005 to an expense of $211,000 in the first six months of 2006.

Provision for income taxes. The effective tax rate in the second quarter of 2006 was approximately 28.4%, compared to an effective tax rate of approximately 24.7% in the second quarter of 2005. The provision for income taxes was approximately $5.4 million for the second quarter of 2006, compared to $3.6 million in the second quarter of 2005. The effective tax rate in the first six months of 2006 was approximately 28.2% compared to an effective tax rate of approximately 23.4% in the first six months of 2005. The provision for income taxes was approximately $10,395 for the first six months of 2006, compared to $3,950 in the first six months of 2005. The increase in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies. Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006. The U.S. Research and Development credit also has expired, and as of June 30, 2006, this credit has not yet been reinstated by Congress. Finally, the Cyclades purchase included In-process Research and Development which was immediately expensed upon the purchase. This item has no tax basis and, therefore, increased the effective tax rate for the quarter.

Net income. Net income for the second quarter of 2006 was $13.6 million compared to $11.1 million for the second quarter of 2005, as a result of the factors detailed in the above discussion. Net income, as a percentage of sales for the second quarter of 2006, was 11.5% compared to 12.4% for the second quarter of 2005. For the year, net income for the first six months of 2006 was $26.5 million compared to $12.9 million for the first six months of 2005, also as a result of the factors detailed in the above discussion. Net income, as a percentage of sales for the first six months of 2006, was 12.5% compared to 7.8% for the first six months of 2005.

Liquidity and Capital Resources

As of June 30, 2006, our principal sources of liquidity consisted of $194 million in cash, cash equivalents, and investments. We also have a $250 million unsecured five year revolving bank line of credit. We plan to use borrowings under the line of credit to fund the purchase of LANDesk and the purchase of shares under our expanded stock repurchase program. The line of credit bears an initial interest rate of LIBOR plus 112.5 basis points. There was approximately $12 million outstanding under the line of credit as of June 30, 2006. We expect to repay the borrowings from future cash flows from operations.

Our operating activities generated cash of $31.6 million in the first six months of 2006, compared to approximately $31.3 million in the first six months of 2005. The slight increase in cash provided by operations is the result of several offsetting factors. We experienced an improvement in earnings from $12.9 million in the first six months of 2005 to $26.5 million the first six months of 2006, which provided a strong increase to cash from operations. However, an increase to inventories during the first six months of 2006 served to partially offset the improved earnings. Inventories increased $3.4 million from December 31, 2005 to June 30, 2006, which excludes the impact of $7.0 million of inventory received in the acquisition of Cyclades during the first quarter. The increase in inventory was primarily the result of adding inventory related to the planned transition of Cyclades manufacturing to our contract manufacturers and in anticipation of expected higher sales. Accordingly, as a result of the increased inventories, our inventory turns decreased to 5.9 in the first six months of 2006 from 6.4 for the first six months of 2005. Although our sales volume increased substantially, our receivables balance remained relatively constant from December 31, 2005 to June 30, 2006. Excluding the impact of over $10 million of receivables received at the acquisition of Cyclades, our receivables increased $387,000 from December 31, 2005 to June 30, 2006. DSOs increased to approximately 60 days for the second quarter of 2006 compared to 54 days for the second quarter of 2005, and was on target with our goal of 60 days. DSOs increased as a result of the increased proportion of sales that occurred late in the second quarter of 2006. A decline in accounts payable and an increase in other assets also affected cash flow from operations for the second quarter of 2006. The tax benefit from stock-based compensation was reported in cash flow from operations in the first six months of 2005, but as a result of SFAS 123R, is now reported in financing activities, and affected cash flow from operations for the first six months of 2006.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services. As of June 30, 2006, we had approximately $31.9 million of such purchase commitments. None of our expected purchase commitments requires payment beyond the next year.

During the second quarter of 2006, our Board of Directors approved an additional 6.0 million shares of stock for repurchase under our stock repurchase program, and we may repurchase a total of 10.0 million shares under the program. We repurchased 4.0 million shares of our common stock during the quarter ended June 30, 2006 at a cost totaling $95.3 million. We repurchased 4.8 million shares of our common stock during the six months ended June 30, 2006 at a cost totaling $122.3 million. These treasury shares were purchased on the open market through various brokers under the stock repurchase program approved by our Board of Directors. As of June 30, 2006, we have repurchased 7.6 million shares under the program since the initial approval of the program in 2004. We may repurchase an additional 2.4 million shares under this program and expect to repurchase shares from time to time, particularly to offset dilution from equity compensation awards and to offset the shares being issued in the LANDesk acquisition.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, mortgage backed securities guaranteed by U.S. government agencies, and common stock. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Upon review of our investment portfolio as of June 30, 2006, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the second quarter of 2006.

Certain Transactions

Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, for approximately $90 million in cash plus an additional $2 million in transaction costs. Cyclades also has operations in Sao Paolo, Brazil and Munich, Germany, and employs approximately 350 people in 19 locations around the world. The Cyclades product lines include serial and power management products. The acquisition of Cyclades will enhance our position in the Linux server and networking infrastructure management market and provides complementary products to our product lines allowing us to provide our customers a more integrated platform for managing their IT infrastructure. Cyclades had unaudited revenues of approximately $60 million in 2005 and unaudited operating profit of approximately $2 million in 2005. The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Announced Acquisition of LANDesk Group Limited

In April 2006, we announced the signing of a definitive agreement to acquire LANDesk Group Limited, a privately-held company based Salt Lake City, Utah. LANDesk employs approximately 500 people, located primarily in the United States, Europe, and Asia. The LANDesk product lines include software for the centralized management and protection of information technology assets. The agreement provides for total consideration of approximately $416 million, including $200 million in stock, $200 million in cash, and approximately $16 million in intrinsic value of assumed options. The transaction value may be increased by up to $60 million in cash if LANDesk meets certain financial targets specified in the agreement. An escrow account with $60 million of the stock consideration will be held for indemnifiable claims for 18 months. We expect to close this transaction in the third quarter of 2006. LANDesk had revenues of approximately  $84 million in 2005 and operating profit of approximately $7 million in 2005.

Recently Issued Accounting Standards and Regulatory Standards

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and are currently not yet in a position to determine such effects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at June 30, 2006. We generally hold investment securities until maturity.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 112.5 basis points. We are considering hedging this interest rate risk with an interest rate swap.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars. We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations. These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of June 30, 2006, we had one open forward contract with an approximate fair value of ($9,000).

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting except for our acquisition of Cyclades Corporation at the end of our first quarter of 2006. We have begun the integration of Cyclades into our company and expect to continue to integrate the Cyclades processes into the Avocent processes during the remainder of 2006.

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings.

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc. The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under two of the Companies patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006, and the court has ruled on a number of pre-trial motions. A trial is expected in the third quarter of 2006.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona. As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety. TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit. TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd. Avocent has moved to dismiss all claims, and discovery is under way.

Item 1A. Risk Factors.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT. THESE RISKS AND UNCERTAINTIES INCLUDING THE FOLLOWING:

Our acquisition of LANDesk could disrupt our business, expose us to new risks, and adversely affect the results of our operations.

We have signed a definitive agreement to acquire LANDesk Group Limited, and the LANDesk acquisition is expected to close in the third quarter of 2006.  This acquisition represents a departure from our core products and technologies and our entry into a new market (systems management software products and services) in which we have very limited experience.  The market for systems management products is highly competitive, and we expect competition in this market to continue and intensify.  Many of LANDesk’s competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than LANDesk has, and we may not have the resources or expertise to compete successfully with them in the future.

The LANDesk acquisition may divert the attention of management and other personnel from our core business operations, which may adversely affect our financial performance in one or more quarters.  We will also need to expand and improve our internal systems, including our management information systems, and operating, administrative, and financial systems and controls to include the LANDesk operations.  The acquisition and integration of LANDesk and its software products and services will require significant time, expense, and resources and subject us to the acquisition risks detailed below as we move into this new market.  Any failure to successfully integrate and operate LANDesk could thus have a material adverse effect on our result of operations, cash flows, and financial position.

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

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Lantronix, and Digital V6. We also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, and BMC Software), who may be able to offer competitive software products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale. These software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

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

Our products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies, and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors. Our future success will depend in large part upon our continued innovative application of such commercially available components and continued enhancements to our proprietary software, firmware, and other technologies, our expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis. If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed. Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

Sales outside the United States generate approximately half of our revenue, and over half of our manufacturing takes place outside the United States. Accordingly, our future revenue, gross margin, expenses, and financial condition could suffer due to a variety of international factors, including:

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

•                                          Natural or manmade disasters, such as earthquakes, tsunamis, hurricanes, and typhoons, fires, power shortages, blackouts, or telecommunications failures; and

•                                          Medical epidemics, such as avian flu or Severe Acute Respiratory Syndrome.

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

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel. The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations. We have historically used stock options as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. Many of our employee stock options either have exercise prices in excess of our stock price, which reduces the value of the stock options to employees, or are fully vested. This could affect our ability to retain present employees. In addition, we are now required to record a charge to earnings for employee stock option grants and other equity incentives. Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future. As a result, we may incur increased compensation costs, change our equity compensation strategy or plans, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business. Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth. We may need to offer additional compensation or incentives to attract and retain these and other employees.

Difficulties encountered during changing economic conditions could adversely affect our results of operations.

For the last several years, we have experienced rapid revenue and customer growth and expansion in the number of employees, product offerings, customers, operating locations, and suppliers. In addition, we have acquired a number of companies in the same time period. This growth and these acquisitions have resulted in increased responsibilities and placed significant strain on our managerial, operational, and financial resources and resulted in new and increased responsibilities for management personnel. There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow. If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed.

Our ability to effectively manage during changing economic conditions will require us to continue to implement and improve our operational, financial, and information systems and internal controls and will likely require additional management personnel. In addition, we believe that we must continue to develop greater engineering, financial, marketing, sales, and customer service capabilities in order to develop new products and technologies, secure new customers, and effectively serve the evolving needs of present and future customers. We may not be successful in strengthening these capabilities. Without adequate management, engineering, financial, product development, marketing, sales, and customer service capabilities, our ability to effectively manage during changing economic conditions, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited. If we are unable to effectively manage during changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc. The ClearCube complaint seeks injunctive relief, damages, attorneys’ fees, and costs under three Avocent patents. ClearCube has filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents. A Markman hearing on claims construction was held in February 2006, and the court has ruled on a number of pre-trial motions. A trial is expected in the third quarter of 2006.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights. Similarly, our competitors may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property. Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation. Litigation is very expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense and divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination. In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the manufacture, use, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology. There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources. In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.

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

Our line of credit could adversely affect us and our operations.

We recently obtained a $250,000,000 unsecured, five-year, revolving, bank line of credit, and we plan to use borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program. Borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

•                                          Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund internal growth through working capital and capital expenditures and for other general corporate purposes;

•                                          Increasing our vulnerability to economic downturns in our industry;

•                                          Increasing our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged;

•                                          Placing us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;

•                                          Limiting our flexibility in planning for or reacting to changes in our business and our industry;

•                                          Limiting, among other things, our ability to borrow additional funds, refinance the line of credit, or obtain other financing capacity; and

•                                          Subjecting us to a greater risk of noncompliance with financial and other restrictive covenants in our indebtedness.

The line of credit also contains affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, and (iii) make acquisitions and capital expenditures. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

Our reorganization into five separate business divisions or units could disrupt our business or affect our profitability.

Our reorganization into five new business divisions became effective in the first quarter of 2006, and LANDesk will become a new division once the acquisition is completed. The creation of these five business units was designed to streamline our operations and put vital decisions closer to our customers, but the allocation of our previously existing business among the five divisions could confuse and distract our customers, suppliers, and employees. In addition, the reorganization could adversely affect or delay our development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt our supplier or customer relationships, jeopardize our supplier or sales channels and our branding and marketing efforts, and increase our administrative expense, all of which could affect our profitability.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate. On the following dates, our Board added shares to the program: On April 29, 2005, 2 million shares, May 23, 2006, 3 million shares, June 20, 2006, 3 million shares. Currently, a total of 10 million shares are authorized to be repurchased. The plan has no expiration date. Details of purchases made during the quarters ended March 31 and June 30, 2006 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2006 — January 31, 2006	50,000	$29.35	2,825,000	1,175,000
February 1, 2006 — February 28, 2006	250,000	$33.59	3,075,000	925,000
March 1, 2006 — March 31, 2006	525,000	$32.55	3,600,000	400,000
Quarter ended March 31, 2006	825,000	$32.67

Apri1 1, 2006 — April 30, 2006	—	$—	3,600,000	400,000
May 1, 2006 — May 31, 2006	1,169,488	$23.64	4,769,488	2,230,512
June 1, 2006 — June 30, 2006	2,793,887	$24.22	7,563,375	2,436,625
Quarter ended June 30, 2006	3,963,375	$24.05

Item 4.         Submission of Matters to a Vote of Security Holders.

On June 15, 2006, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

1.                                      Election of Class II Directors.

	Votes for	Votes Withheld
1. Francis A. “Fran” Dramis	45,011,890	1,241,819
2. Stephen F. Thornton	42,395,685	3,858,024

2.                                      Ratify PricewaterhouseCoopers LLP as independent auditors for year ended December 31, 2006.

Votes For	Votes Against	Votes Abstained
45,555,664	685,222	12,823

3.                                      Approval of amendment to 2005 Equity Incentive Plan to increase shares available for awards.

Votes For	Votes Against	Votes Abstained	Broker non-votes
31,263,888	11,054,353	336,460	3,956,221

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

ITEMS 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	August 4, 2006	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)