Form 10-Q
period 2006-09-29
AVOCENT CORP
filed 2006-11-07
CIK 1109808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2006 or

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

As of November 1, 2006, the number of outstanding shares of the Registrant’s Common Stock was 50,844,128.

AVOCENT CORPORATION
FORM 10-Q
September 29, 2006

PART I –FINANCIAL INFORMATION

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except for per share amounts)

Item 1.  Financial Statements

	For the three months ended		For the nine months ended
	September 29,	September 30,	September 29,	September 30,
	2006	2005	2006	2005
Net sales:
Products and services	$124,365	$91,162	$324,359	$248,447
Licenses and royalties	17,349	5,546	29,972	14,604
Total net sales	141,814	96,708	354,331	263,051

Cost of sales:
Products and services	51,813	39,388	136,963	109,322
Licenses and royalties	1,010	—	1,010	—
Total cost of sales	52,823	39,388	137,973	109,322

Research and development expenses	16,004	14,640	43,535	43,495
Acquired in-process research and development expense	18,600	—	20,700	—
Selling, general and administrative expenses	38,314	20,764	94,414	67,069
Cyclades integration expenses	1,304	—	3,573	—
Amortization of intangible assets	6,589	2,731	13,841	15,976
Total operating expenses	80,811	38,135	176,063	126,540

Income from operations	8,180	19,185	40,295	27,189

Income from settlement of lawsuit	—	—	—	5,000
Net investment income	1,615	2,242	6,811	6,558
Net realized investment losses	(199)	(100)	(226)	(483)
Interest expense	(1,011)	—	(1,157)	—
Other expense, net	(133)	(75)	(361)	(129)

Income before income taxes	8,452	21,252	45,362	38,135
Provision for income taxes	5,902	4,887	16,297	8,838

Net income (1)	$2,550	$16,365	$29,065	$29,297

Earnings per share:
Basic	$0.06	$0.33	$0.61	$0.59
Diluted	$0.05	$0.33	$0.60	$0.58

Weighted average shares used in computing earnings per share:
Basic	46,289	48,966	47,770	49,550
Diluted	47,164	49,879	48,575	50,524

(1) Net income for the three and nine months ended September 29, 2006 includes stock-based compensation expense under SFAS 123R related to stock-based compensation of $3,510 and $5,842, respectively, net of tax. Net income for the three and nine months ended September 30, 2005 included stock-based compensation expense related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc of $510 and $1,529, respectively.  See Note 13 to the Condensed Consolidated Financial Statements for more information.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 29,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$81,733	$66,425
Investments maturing within one year	39,643	227,478
Accounts receivable, net	119,188	68,712
Other receivables	12,562	8,328
Inventories, net	38,530	21,178
Other current assets	4,872	2,196
Deferred tax assets, net	9,073	4,054
Total current assets	305,601	398,371
Investments	9,631	51,939
Property and equipment, net	38,151	36,801
Goodwill	607,889	269,992
Other intangible assets, net	221,405	15,763
Other assets	3,436	885
Total assets	$1,186,113	$773,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,912	$13,069
Accrued wages and commissions	20,792	10,500
Accrued liabilities	21,592	14,438
Income taxes payable	16,050	11,270
Deferred revenue, current	38,555	2,768
Accrued LANDesk acquisition costs	8,556	—
Other current liabilities	6,909	1,702
Total current liabilities	139,366	53,747

Note payable	162,005	—
Deferred tax liabilities, net	46,946	2,564
Deferred revenue, non-current	8,594	—
Other non-current liabilities	1,616	2,118
Total liabilities	358,527	58,429

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized, no shares issued and outstanding as of September 29, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 200,000 shares authorized, September 29, 2006 – 52,714 shares issued and 50,823 outstanding; December 31, 2005 – 51,612 shares issued and 48,837 outstanding	53	52
Additional paid-in capital	1,164,709	1,104,899
Accumulated other comprehensive loss	(20)	(497)
Accumulated deficit	(278,439)	(307,503)
Treasury stock, at cost; September 29, 2006 – 1,891 shares; December 31, 2005 – 2,775 shares	(58,717)	(81,629)
Total stockholders’ equity	827,586	715,322
Total liabilities and stockholders’ equity	$1,186,113	$773,751

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended
	September 29,	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$29,065	$29,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,813	5,082
Amortization of intangible assets	14,735	15,976
Stock-based compensation	8,158	1,529
Acquired in-process research and development expenses	20,700	—
Amortization of premiums on investments	8	695
Net loss on sales of investments	226	483
Income tax benefit from exercise of stock options (see Note 13)	—	3,871
Excess tax benefit from stock-based compensation (see Note 13)	(4,130)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(21,470)	3,063
Inventories, net	(10,588)	(263)
Other assets	(1,687)	(2,853)
Accounts payable	(1,581)	(469)
Accrued wages and commissions	3,628	(3,786)
Accrued liabilities (1) (2)	11,811	2,115
Income taxes, current and deferred	(1,957)	(2,757)
Net cash provided by operating activities	52,731	51,983

Cash flows from investing activities:
Purchase of Cyclades, net of cash received	(91,568)	—
Purchase of LANDesk, net of cash received (2)	(198,145)	—
Purchase of other intangibles	(3,750)	—
Purchases of property and equipment	(2,079)	(3,553)
Purchases of investments	(147,422)	(202,245)
Maturities and proceeds from sales of investments	377,849	209,431
Net cash provided by (used in) investing activities	(65,115)	3,633

Cash flows from financing activities:
Repayment of debt assumed in acquisition	(1,965)	—
Borrowings under unsecured line of credit	160,000	—
Proceeds from employee stock option exercises	22,892	13,675
Excess tax benefit from stock-based compensation (see Note 13)	4,130	—
Proceeds from employee stock purchase plan	—	4,505
Purchases of treasury stock (see Note 3)	(157,617)	(66,089)
Net cash provided by (used in) financing activities	27,440	(47,909)

Effect of exchange rate changes on cash and cash equivalents	252	(121)

Net increase in cash and cash equivalents	15,308	7,586
Cash and cash equivalents at beginning of period	66,425	44,724
Cash and cash equivalents at end of period	$81,733	$52,310

(1)   As of September 29, 2006, $3,250 is included in accrued liabilities related to the purchase of certain tangible and intangible assets of an existing product line.

(2)   As of September 29, 2006, $5,572 is included in accrued liabilities related to LANDesk acquisition costs. See Note 8 regarding shares issued to fund the LANDesk acquisition.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on
Form 10-K for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com.  The consolidated balance sheet presented in the accompanying financial statements for December 31, 2005, was derived from the audited consolidated financial statements filed in our 10-K for the period ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.  Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.  Certain prior period amounts were reclassified to conform with current period presentation.

Note 2.          Inventories

Inventories consisted of the following at:

	September 29, 2006	December 31, 2005
Raw materials	$3,840	$3,625
Work-in-process	782	173
Finished goods	33,908	17,380
Inventories, net	$38,530	$21,178

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,915 and $4,558 as of September 29, 2006 and December 31, 2005, respectively.  The increase in inventories since December 31, 2005 includes inventories added through the Cyclades acquisition (see Note 8).

Note 3.          Stock Options and Treasury Stock

Stock option exercises — Shares of our common stock issued as a result of option exercises totaled 116 shares during the quarter ended September 29, 2006 and 396 shares during the quarter ended September 30, 2005.  Total proceeds received from these option exercises were $2,306 for the quarter ended September 29, 2006 and $7,235 for the quarter ended September 30, 2005.  Shares of our common stock issued as a result of option exercises totaled 1,103 shares during the nine months ended September 29, 2006 and 776 shares during the nine months ended September 30, 2005.  Total proceeds received from these option exercises were $22,892 for the nine months ended September 29, 2006 and $13,675 for the nine months ended September 30, 2005.  Additionally, common stock issued under our Employee Stock Purchase Plan totaled 181 shares during the nine months ended September 30, 2005.  Total proceeds received from the shares issued under the ESPP were $4,505 for the nine months ended September 30, 2005.  There were no shares issued under the ESPP for the quarter or nine months ended September 29, 2006 following the suspension of the ESPP by our Board of Directors in 2005.

Stock repurchases — We may repurchase a total of 10,000 shares under the share repurchase program approved by our Board of Directors.  We repurchased 1,400 shares of our common stock during the quarter ended September 29, 2006 at a cost totaling $35,362 for an average price of $25.26 per share.  We repurchased 6,189 shares of our common stock during the nine months ended September 29, 2006 at a cost totaling $157,617 for an average price of $25.47 per share.  We repurchased 500 shares of our common stock during the quarter ended September 30, 2005 at a cost totaling $15,818 for an average price of $31.64 per share.  We repurchased 2,275 shares of our common stock during the nine months ended September 30, 2005 at a cost totaling $66,089 for an average price of $29.05 per share.  These treasury shares were purchased on the open market through various brokers.  As of September 29, 2006, we have repurchased 8,964 shares under the plan since the initial approval of the plan in 2004.  In August 2006, we used 7,073 of these treasury shares to help fund the LANDesk acquisition (See Note 8).

Note 4.          Accumulated Other Comprehensive Loss

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income in the first nine months of 2006 of $29,539 consists of $29,065 of net income, $381 of unrealized gains on investments and $433 of unrealized losses on the cash flow hedge (net of deferred income taxes) and $526 of foreign currency translation adjustments.  Comprehensive income for the first nine months of 2005 of $28,590 consists of $29,297 of net income, $301 of unrealized losses on investments (net of deferred income taxes) and $406 of foreign currency translation adjustments.  As of September 29, 2006 and December 31, 2005, total accumulated other comprehensive loss was $(20) and $(497), respectively.

Note 5.          Earnings Per Share

	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)
For the three months ended September 29, 2006
Basic EPS
Net income available to common stockholders	$2,550	46,289	$0.06
Effect of Dilutive Securities
Stock options and restricted stock awards	—	875	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$2,550	47,164	$0.05

For the three months ended September 30, 2005
Basic EPS
Net income available to common stockholders	$16,365	48,966	$0.33
Effect of Dilutive Securities
Stock options	—	913	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$16,365	49,879	$0.33

For the nine months ended September 29, 2006
Basic EPS
Net income available to common stockholders	$29,065	47,770	$0.61
Effect of Dilutive Securities
Stock options and restricted stock awards	—	805	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$29,065	48,575	$0.60

For the nine months ended September 30, 2005
Basic EPS
Net income available to common stockholders	$29,297	49,550	$0.59
Effect of Dilutive Securities
Stock options	—	974	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$29,297	50,524	$0.58

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,674 as of September 29, 2006.  Anti-dilutive options totaled 2,567 as of September 30, 2005.

Note 6.          Segment Reporting

In prior years, we reported our operations as a single reportable segment.  However, in the first quarter of 2006, we reorganized our business into five divisions and in the third quarter of 2006, we acquired our sixth division LANDesk (See Note 8).

•                       The Management Systems Division, which includes our branded and OEM KVM, serial console, power control and management appliance businesses;

•                       The Embedded Software and Solutions Division, which focuses on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for our OEM customers;

•                       The Connectivity and Control Division, which focuses on expanding the markets for Avocent’s serial and wireless broadcast, point-of-sale, and audio-visual products;

•                       The Desktop Solutions Division, which is developing new products to facilitate client blade deployments;

•                       The Mobile Technologies Division, which includes mobile device management and secure wireless systems administration; and

•                       The LANDesk Division, which includes software management solutions.

The reorganization included reconfiguring our systems and defining new cost centers and operating measures to track performance of the divisions and to use as a basis for our chief operating decision makers to manage and allocate resources.  As a result of this change in reportable segments, we have retroactively adjusted the segment information previously disclosed for the quarter and nine months ended September 30, 2005 to conform to the current segment disclosures.  In the fourth quarter of 2006, we plan to merge the Mobile Technologies Division into the LANDesk Division as their products consist primarily of software sold to similar customer groups.

We evaluate the performance of our segments based on revenue and operating profit, which excludes corporate and unallocated costs, amortization of intangibles, and acquired in-process research and development expense.  We do not track or use assets by segment as a measure of performance and, therefore, we have not presented assets by segment.

	For the three months ended		For the nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net revenue:
Management Systems	$114,841	$85,542	$302,201	$235,186
LANDesk	13,042	—	13,042	—
Embedded Software and Solutions	9,368	6,191	24,329	14,899
Other business units	3,690	3,844	11,962	10,804
Corporate and unallocated	873	1,131	2,797	2,162
Total net revenue	$141,814	$96,708	$354,331	$263,051

	For the three months ended		For the nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Operating income (loss):
Management Systems	$34,931	$25,837	$84,807	$60,905
LANDesk	5,055	—	5,055	—
Embedded Software and Solutions	3,558	490	8,039	(609)
Other business units	(4,266)	(3,115)	(10,918)	(7,304)
Corporate and unallocated costs	(4,864)	(1,145)	(10,801)	(9,361)
Amortization of intangibles and other expenses	(7,634)	(2,882)	(15,187)	(16,442)
Acquired in-process research and development expense	(18,600)	—	(20,700)	—
Total income from operations	$8,180	$19,185	$40,295	$27,189

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition (See Note 8).

Sales by product line for our Management Systems Division and LANDesk Division for the three and nine months ended September 29, 2006 and September 30, 2005 are as follows:

	For the three months ended		For the nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Management Systems Division (MSD) net revenue:
KVM	$90,704	$80,483	$252,500	$221,627
Serial Management	15,880	844	30,690	2,701
Other	8,257	4,215	19,011	10,858
Total MSD net revenue	$114,841	$85,542	$302,201	$235,186

	For the three months ended		For the nine months ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
LANDesk Division net revenue:
Licenses and royalties	$10,257	$—	$10,257	$—
Maintenance and services	2,785	—	2,785	—
Total LANDesk net revenue	$13,042	$—	$13,042	$—

We defer revenue for service and maintenance contracts until earned.  As of September 29, 2006, deferred revenue was $47,149.  Approximately, $41,420 related to LANDesk and included a reduction of approximately 10%, as of the acquisition date in accordance with purchase accounting guidelines, to reflect the balance at its then estimated fair value.  As of September 30, 2005, deferred revenue was $2,768.

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first nine months of 2006 or 2005.  Total foreign sales for the nine months ending September 29, 2006 and September 30, 2005 were each 43% of our total net sales.

As of September 29, 2006, long-lived assets totaled $867,445, which includes $563,793 held in the U.S. and $303,652 held outside of the U.S.  As of December 31, 2005, long-lived assets totaled $322,556, which includes $305,286 held in the U.S. and $17,270 held outside of the U.S.  The large increase in long lived assets held outside the U.S. primarily relates to intangible assets acquired through the LANDesk acquisition.

Note 7.          Forward Contracts

We occasionally use forward contracts to reduce a portion of our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of September 29, 2006, and December 31, 2005, we had one open forward contract with an immaterial fair value.

Note 8.          Acquisitions

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, with additional operations in Sao Paulo, Brazil and Munich, Germany.  Cyclades employed approximately 325 people in 19 locations around the world.  The Cyclades product lines include serial, KVM and power management products.  The acquisition of Cyclades enhances our position in the Linux server and networking infrastructure management market, provides complementary products to our product lines, and allows us to provide our customers a more integrated platform for managing their IT infrastructure.  The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase
	Price	Amortization
	Allocation	Period

Tangible assets	$22,973	—
In-process research and development	2,100	—
Developed technology	19,000	5 years
Customer base	12,100	5 years
Trademarks	3,100	5 years
Non-compete agreements	4,100	3 years
Goodwill	62,394	—
Deferred taxes	(14,860)	—
Assumed liabilities	(16,931)	—

	$93,976

A $15,000 escrow account will be open for 21 months from the date of acquisition for indemnifiable events specified in the acquisition agreements.

The $2,100 in fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Cyclades’ in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM 45 product lines.  KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms.  PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source.  It is anticipated that the products will be completed during late 2006.  These projects were still in process at the end of the third quarter of 2006.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers.  Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2015.  Net income attributable to IPR&D was calculated by applying Cyclades’ projected gross, operating, and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.  These products have estimated economic lives of up to 10 years.  The discount rate used to value IPR&D was 28%.

On August 31, 2006, we acquired LANDesk Group Limited, a privately-held company based in Salt Lake City, Utah.  LANDesk employs approximately 600 people, located primarily in the United States, Europe, and Asia.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provides for total consideration of approximately $408 million, including $200 million in stock, $202 million in cash, and approximately $6 million in estimated fair value of assumed unvested employee stock options.  The transaction value may be increased by up to $60 million in cash if LANDesk meets certain 2006 revenue targets specified in the agreement.  The results of LANDesk’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment.  Additionally, amortization of the other intangible assets acquired and the goodwill recorded may be tax deductible if we make certain tax elections.  We are currently evaluating the impact of these elections which must be made within certain prescribed time periods following the date of acquisition.  Our preliminary allocation of the purchase consideration does not take into consideration the tax impacts should these elections be made within the required time period.  A summary of the total purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$202,010
Avocent common stock issued for outstanding shares	199,527
Estimated acquisition costs paid by Avocent	12,019
Estimated value of unvested options assumed related to prior service periods	5,788

Total estimated purchase consideration	$419,344

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase
	Price	Amortization
	Allocation	Period

Tangible assets	$36,777	—
In-process research and development	18,600	—
Developed technology	35,400	5 years
Core technology	21,900	6 years
Customer base	78,400	7 years
Trademarks	23,600	7 years
Maintenance contracts	9,600	5 years
Non-compete agreements	6,100	3 years
Goodwill	275,322	—
Deferred taxes	(32,964)	—
Assumed liabilities	(53,391)	—
	$419,344

We funded the acquisition through available cash, borrowings from our line of credit and the issuance of 7,073 shares of common stock.  On the closing of the LANDesk transaction, we acquired $10,312 in cash held by LANDesk.  An escrow account with $60 million of the stock consideration is held for indemnifiable claims for a period of 18 months after the acquisition.

The $18,600 in fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

LANDesk’s in-process research and development activities consisted of the development of the following products: Virtualization, Hostbase Intrusion Prevention Services (HIPS) and Configuration Management Database (CMDB) product lines.  Virtualization is a technology that presents a logical grouping of computing resources so that access can be provided in ways that enhance utilization over the original resource configuration.  HIPS technology is used to monitor computer and network activities to look for signs of intrusion into the computer system, which allows system administrators to identify potential system security threats and weaknesses.  CMBD is a repository for information about a company’s IT services and infrastructures and their relationships to each other, allowing IT professionals the ability to assess the current state of the IT infrastructure at any time.   It is anticipated that the products will be completed during 2007.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers.  Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development was projected through 2015, with peak revenue for each being achieved in 2012.   Net income attributable to IPR&D was calculated by applying LANDesk’s projected gross, operating, and net profit margins to IPR&D revenue, while considering LANDesk’s  historical results and industry prospects.  These products have estimated economic lives of up to 10 years.  The discount rate used to value IPR&D was 25%.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, Cyclades and LANDesk as if the acquisitions had occurred prior to the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions.  These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 2005, or of results which may occur in the future.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	$154,559	$132,578	$428,679	$362,293
Net income (loss)	$6,908	$7,885	$18,825	$(3,097)
Income (loss) per basic share	$0.14	$0.14	$0.35	$(0.06)
Income (loss) per diluted share	$0.13	$0.14	$0.34	$(0.05)

The above amounts exclude acquired in-process research and development expense of $18,600 and $20,700 for the three months ended September 29, 2006 and the nine months ended September 26, 2006, respectively, related to the LANDesk and Cyclades acquisitions.

Note 9.          Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	September 29, 2006		December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$91,120	$14,679	$14,820	$8,293
Patents and trademarks	32,916	4,038	9,174	4,959
Customer base and certifications	100,060	5,426	4,870	1,719
Non-compete agreements	12,720	2,729	2,520	1,289
Maintenance Contracts	9,600	160	—	—
Licenses	4,228	2,207	1,814	1,175
	$250,644	$29,239	$33,198	$17,435

During March 2006, we acquired the remote systems management and diagnostics product line from Agilent Technologies, Inc. for approximately $6,250.  We recorded approximately $5,839 in other intangible assets related to this transaction, which is subject to future amortization.

For the three months ended September 29, 2006 and September 30, 2005, amortization expense for other intangible assets was $7,483 and $2,731, respectively.  For the nine months ended September 29, 2006 and September 30, 2005, amortization expense for other intangible assets was $14,735 and $15,976, respectively.  For the three and nine months ended September 29, 2006, we recorded $894 of amortization expense in cost of sales related to the amortization of certain software technology purchased in the LANDesk acquisition.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2006, remaining quarter only	$12,374
2007	$43,597
2008	$41,597
2009	$37,107
2010	$34,056
Thereafter	$52,674

For the nine months ended September 29, 2006, we recorded $275,322 of goodwill related to the LANDesk acquisition, $62,394 of goodwill related to the Cyclades acquisition and $181 of additional goodwill related to prior acquisitions.

Note 10.    Product Warranties

The activity within the liability for warranty returns for the nine months ended September 29, 2006 is:

Balance, January 1, 2006	$2,536
Accruals for product warranties issued during the period	1,799
Assumed on acquisition of Cyclades	180
Settlements made during the period	(1,821)

Balance, September 29, 2006	$2,694

Deferred revenue related to our extended warranty program was $2,143 as of September 29, 2006.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $548 for the nine months ended September 29, 2006.  In addition, we recorded deferred revenue for new extended warranties of $769 during the nine months ended September 29, 2006.

Note 11.    Effective Tax Rate

The effective tax rate in the first nine months of 2006 was approximately 35.9%, compared to an effective tax rate of approximately 23.2% in the first nine months of 2005.  The provision for income taxes was approximately $16,297 for the first nine months of 2006, compared to $8,838 in the first nine months of 2005.  The increase in 2006 effective tax rate over that of 2005 is primarily due to $20.7 million of in-process research and development for the LANDesk and Cyclades acquisitions which were immediately expensed upon purchase.  Also, these items are not currently expected to be deductible for the tax purposes and therefore increased the effective tax.  The increase in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006.  The U.S. Research and Development credit also has expired, and as of September 29, 2006, this credit has not yet been reinstated by Congress.  The increases were partially offset by a deduction attributable to incentive stock options and the release of tax contingency reserves due to the favorable settlement of certain international tax examinations.

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

Additionally, in July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements but are currently not yet in a position to determine such effects.

Note 12.    Legal Proceedings

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  We settled our case with ClearCube in August 2006.  As part of the settlement, ClearCube agreed to license certain patents from us and potentially license other Avocent technologies.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety.  TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liabilities as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  Avocent has moved to dismiss all claims, and discovery is under way.

Note 13.    Stock Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values.  SFAS 123R supersedes SFAS No. 123 Accounting for Stock Based Compensation  and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning before fiscal 2006.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R.  We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year.  Our consolidated statements of income for the three and nine months ended September 29, 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, our consolidated statements of income for prior periods have not been retroactively adjusted to reflect the impact of SFAS 123R.  New awards are valued and accounted for prospectively upon adoption.  Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in our consolidated statements of income over their remaining requisite service periods.

Stock Option Program Descriptions

We have stock option plans covering substantially all of our employees and directors.  Avocent also assumed the stock option plan and the related unvested stock options of LANDesk at the acquisition effective August 31, 2006.  Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant.  Generally, options vest over three to four years and typically expire 10 years from the grant date.

We currently grant equity incentive awards under the 2005 Avocent Corporation Equity Incentive Plan (the 2005 Plan).  As originally approved by our stockholders, the 2005 Plan authorized a total of 2,500 shares of common stock for issuance, plus (i) any shares remaining available for issuance under previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock option plans that subsequently expire unexercised.  New options may no longer be granted under any former plans.  The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to our directors, employees, or consultants, but  incentive stock options may be granted only to our employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years.  We issue new shares to satisfy stock options exercised.  During the second quarter of 2006, our stockholders approved an additional 2,250 shares of common stock for issuance under the 2005 Plan.  In the first nine months of 2006, we granted both stock options and restricted stock units under the 2005 Plan.

The following schedule summarizes the stock option activity in our stock-based compensation plans for the nine months ended September 29, 2006:

	Number of	Range of	Weighted Avg.	Vesting
	Options	Exercise Prices	Exercise Price	Provisions
Options outstanding, December 31, 2005	6,623	$0.11– $70.94	$32.00	Various

Options assumed (LANDesk)	572	$3.34 - $33.86	13.03	Various
Options granted	62	$22.77 – $34.64	$31.02	Various
Options cancelled/forfeited	(322)	$1.31– $69.63	$36.11	Various
Options exercised	(1,102)	$0.11– $31.00	$20.79	Various

Options outstanding, September 29, 2006	5,833	$1.31– $70.94	$33.96	Various

The total pretax intrinsic value of options exercised during the nine months ended September 29, 2006 was $12,959.

The following table summarizes information about stock options outstanding at September 29, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Intrinsic Value	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$0.11 - $9.48	242	5.89	$6,382	$3.72	129	$4.13	$1,535
$10.46 - $20.00	511	6.82	7,782	14.88	258	14.86	2,733
$20.33 – $29.95	2,659	6.24	13,235	25.10	2,603	25.12	13,028
$30.02 - $44.25	790	7.49	—	38.15	678	39.11	—
$46.19 - $70.94	1,631	3.97	—	52.46	1,631	52.46	—
	5,833	5.82	$27,399	$34.69	5,299	$34.22	$17,296

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $30.12 as of September 29, 2006, which would have been received by option holders had all option holders exercised their options on that date.  The total number of in-the-money options exercisable as of September 29, 2006 was 2,990.  As of December 31, 2005, 6,248 options were exercisable and the weighted average exercise price was $32.33.

Restricted Stock Units

Our 2005 Plan permits the granting of restricted stock units to eligible employees and directors at the fair market value of our common stock at the date of grant.  Awards during the first nine months of 2006 typically become fully vested over two or three year periods.  Restricted stock units are payable in shares of our common stock upon vesting.

The following table presents a summary of the activity in our nonvested restricted stock units during the nine months ended September 29, 2006:

	Number of	Weighted-Average Grant-Date
Nonvested stock units	Stock Units	Fair Value
Nonvested stock units at December 31, 2005	—	—
Granted	977	$28.63
Vested	—	—
Forfeited	(27)	29.11
Nonvested stock units at September 29, 2006	950	$28.61

As of September 29, 2006, there was approximately $21,234 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan.  That cost is expected to be recognized over an estimated weighted average amortization period of 2.4 years.

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

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the three and nine months ended September 29, 2006, which was allocated as follows:

	Three months ended	Nine months ended
	September 29, 2006	September 29, 2006
Cost of sales	$289	$502

Research and development	1,109	2,172
Selling, general and administrative	3,197	5,484

Stock-based compensation expense included in operating expenses	4,306	7,656

Total stock-based compensation expense	4,595	8,158
Tax benefit	(1,085)	(2,316)

Total stock-based compensation expense, net of tax	$3,510	$5,842

For the three and nine months ended September 30, 2005, we recorded stock compensation expense of $510 and $1,529, respectively, related to the amortization of deferred compensation recorded as a result of assumed options from the acquisition of OSA Technologies Inc.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our stock-based compensation awards for periods prior to the adoption of SFAS 123R.

	Three months Ended	Nine months Ended
	September 30, 2005	September 30, 2005
Net income — as reported	$16,365	$29,297
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	510	1,529
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	8,343	21,466
Net income — pro forma	$8,532	$9,360

Basic earnings per share — as reported	$0.33	$0.59
Basic earnings per share — pro forma	$0.17	$0. 19
Diluted earnings per share — as reported	$0.33	$0.58
Diluted earnings per share — pro forma	$0.17	$0.19

As of January 1, 2006, total pre-tax compensation cost related to non-vested stock options not yet recognized was approximately $1,900, which is expected to be recognized over the following 18 months using the ratable single-option approach.  Of this amount, we expensed $841 in the first quarter of 2006.  As a result of granting additional options, as well as granting restricted stock units and performance-based restricted stock units during the second quarter of 2006, stock-based compensation increased to $2,722 and $4,595 in the second and third quarters of 2006, respectively.  Excluding the effect of any future grants, we expect to record stock based compensation expense of approximately $4,900 in the fourth quarter of 2006.

We estimate the fair value of options using the Black-Scholes Model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors.  The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107.  The weighted-average estimated fair value of stock options granted to employees during the nine months ended September 29, 2006 was $13.10 per share using the Black-Scholes Model with the following weighted-average assumptions:

Expected volatility	44.24%
Risk-free interest rate	4.86%
Expected dividend yield	—
Expected life (in years)	4.34

We based our estimate of expected volatility for the nine months ended September 29, 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted.  The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility.

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

Stock-based compensation expense recognized in our consolidated statements of income for the nine months ended September 29, 2006 is based on options and stock units ultimately expected to vest, and has been reduced for estimated forfeitures.  These estimates were based upon historical experience.

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

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The weighted-average estimated value of stock options granted to employees and directors during the nine months ended September 30, 2005 was $6.89 per share using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	45.28%
Risk-free interest rate	3.58%
Expected dividend yield	—
Expected life (in years)	1.73

During the second quarter of 2005, we granted over 300 options which vested on December 31, 2005, which reduced the weighted average expected life of options granted during the nine months ended September 30, 2005.

Prior to the adoption of SFAS 123R, the expected life and expected volatility of the stock options were based upon historical and other economic data.  Forfeitures of stock options were accounted for as they occurred.

Note 14.  Line of Credit and Interest Rate Swap

During the second quarter of 2006, we obtained a $250,000 unsecured, five-year revolving bank line of credit.  We used $150,000 under the line of credit to fund a portion of the LANDesk acquisition (See Note 8).  Further, we plan to use future borrowings for the purchase of shares under our stock repurchase program (See Note 3).  The line of credit bears an interest rate of LIBOR plus a credit spread and carries no set principal repayment schedule, other than any outstanding amount being due at the end of the five year term.  Currently, the credit spread is 70 basis points. Direct costs incurred from securing the line of credit were capitalized and will be amortized over the term of the agreement.  There was approximately $162,005 outstanding under the line of credit as of September 29, 2006.  The line of credit carries certain financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio.

In August 2006, we entered into an interest rate swap agreement with a notional amount of $125,000. The objective of the hedge is to protect us against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest payments on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  We anticipate that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

During the quarter, we recorded an unrealized loss on the swap, net of tax, of $433 in accumulated other comprehensive income (loss). There was no ineffectiveness in the quarter and we anticipate no reclassification of OCI into earnings in the next 12 months.

Note 15.  Cyclades Integration Expenses

We recorded $1,304 of costs associated with the integration of Cyclades people, processes and products into Avocent in the third quarter of 2006.  These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated in Avocent during the third quarter.  We expect additional integration costs and severance accruals in the fourth quarter of 2006 to be immaterial.

Note 16.  Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operation and financial condition.

Note 17.  Subsequent Events

During the period from September 30, 2006 through October 27, 2006, approximately 400 employee stock options were exercised.  During the period from September 30, 2006 through October 27, 2006, we repurchased 200 additional shares of our common stock on the open market under our Board approved stock repurchase program, for a total cost of $7,207.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR REVENUE, GROSS MARGINS, STOCK-BASED COMPENSATION EXPENSE, OUR RESEARCH AND DEVELOPMENT EXPENSES, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, CYCLADES INTEGRATION EXPENSES, AMORTIZATION EXPENSES AND INVESTMENT INCOME IN THE FOURTH QUARTER OF 2006; STATEMENTS REGARDING THE EARN-OUT PROVISION IN THE LANDESK ACQUISITION AND BORROWINGS UNDER OUR LINE OF CREDIT; AND STATEMENTS REGARDING FUTURE PURCHASES OF STOCK UNDER OUR STOCK REPURCHASE PROGRAM. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO THOSE DISCUSSED IN ITEM 1A “RISK FACTORS.”

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

On August 31, 2006, we acquired LANDesk Group Limited, a privately held company in Salt Lake City, Utah, which significantly expands our product lines to include software for the centralized management and protection of information technology assets.  (See Note 8 to the condensed consolidated financial statements)

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our OEM customers accounted for 42% of sales in the first nine months of 2006 and 49% of sales in the first nine months of 2005.  Sales to our branded customers accounted for 58% of sales in the first nine months of 2006 and 51% of sales in the first nine months of 2005.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 58% of sales in the first nine months of 2006 and 62% of sales in the first nine months of 2005.

We sell products to dealers, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 57% of the first nine months of sales in 2006 and 2005.  Sales outside of the United States accounted for 43% of the first nine months of sales in 2006 and 2005.  No single foreign country accounted for more than 10% of sales in 2006 or in 2005.

In prior years, we have reported our operations as a single operating segment.  However, in the first quarter of 2006, we organized our business into five divisions, and we acquired our sixth division, LANDesk, in the third quarter 2006:

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

•                  The Desktop Solutions Division, which is developing new products to facilitate client blade deployments;

•                  The Mobile Technologies Division, which includes mobile device management and secure wireless systems administration;  and

•                  The LANDesk Division, which includes software systems management solutions.

Our Management Systems Division accounted for 85% of sales in the first nine months of 2006 and 89% of sales in the first nine months of 2005.  Our Embedded Software and Solutions Division accounted for 7% of sales in the first nine months of 2006 and 6% of sales in the first nine months of 2005.  Our LANDesk Division, which was acquired on August 31, 2006, contributed 4% of sales in the first nine months of 2006.  The Mobile Technologies Division will be merged into the LANDesk Division during the fourth quarter of 2006.

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

Our Board of Directors recently approved stock ownership guidelines for our directors and senior corporate officers.  Under these ownership guidelines, the non-executive members of our Board of Directors are expected to own Avocent stock with a value equal to at least their annual Board retainer, our Chief Executive Officer is expected to own Avocent stock with a value equal to at least three times his base salary, our President and Chief Operating Officer is expected to own Avocent stock with a value equal to at least one and one-half times his base salary, and our other senior officers are expected to own Avocent stock with a value equal to at least the officer’s base salary.  These ownership levels are to be achieved over a period of time by requiring the director or the officer to retain a significant portion of any restricted stock award until such time as the required minimum ownership level is reached.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.2	40.7	38.9	41.6
Gross profit	62.8	59.3	61.1	58.4
Operating expenses:
Research and development expenses	11.3	15.1	12.3	16.5
Acquired in-process research and development expenses	13.1	—	5.8	—
Selling, general and administrative expenses	27.0	21.5	26.6	25.5
Cyclades integration expenses	0.9	—	1.0	—
Amortization of intangible assets	4.6	2.8	3.9	6.1
Total operating expenses	57.0	39.4	49.6	48.1

Income from operations	5.8	19.9	11.5	10.3

Income from settlement of a lawsuit	—	—	—	1.9
Net investment income	1.1	2.3	1.9	2.5
Net realized investment losses	(0.1)	(0.1)	(0.1)	(0.2)
Interest expense	(0.7)	—	(0.3)	—
Other income (expense), net	(0.1)	(0.1)	(0.2)	—
Income before provision for income taxes	6.0	22.0	12.8	14.5
Provision for income taxes	4.2	5.1	4.6	3.4
Net income	1.8%	16.9%	8.2%	11.1%

Net sales.  Net sales increased 47% to $141.8 million for the third quarter of 2006 from $96.7 million for the third quarter of 2005.  The increase in sales resulted from the contribution of revenue from our Cyclades acquisition, completed during the first quarter of 2006, our LANDesk acquisition, completed August 31, 2006, and increased revenues from our traditional products.  Branded sales increased 66% from $52.2 million in the third quarter of 2005 to $86.4 million in the third quarter of 2006.  As a percentage of sales, branded revenue accounted for 61% of sales in the third quarter of 2006 and 54% of revenue in the third quarter of 2005.  OEM sales grew 25% from $44.5 million in the third quarter of 2005 to $55.4 million in the third quarter of 2006.  OEM sales were 39% of sales for the third quarter of 2006, compared to 46% of sales for the third quarter of 2005.  The Cyclades and LANDesk businesses have a significantly smaller portion of their sales to OEM customers than Avocent has historically had.

From a divisional perspective, revenue from our Management Systems Division, which is comprised of our traditional KVM business as well as revenue from Cyclades, increased to $114.8 million in the third quarter of 2006 from $85.5 million in the third quarter of 2005 and accounted for 81% of our revenue in the third quarter of 2006 and 88% of our revenue in the third quarter of 2005.  Within our Management Systems Division, revenues from our traditional KVM products increased to $90.7 million in the third quarter of 2006 from $80.5 million in the third quarter of 2005.  Additionally, revenues from our serial management products, consisting mostly of our Cyclades products, increased to $15.9 million in the third quarter of 2006 from $844,000 in the third quarter of 2005.

Revenues from our Embedded Software and Solutions Division, which includes our embedded KVM and IPMI solutions and the Agilent product line acquired in the first quarter of 2006, increased to $9.4 million in the third quarter of 2006 from $6.2 million in the third quarter of 2005 and accounted for 7% of our revenue in the third quarter of 2006 and 6% of our revenue in the third quarter of 2005.  The increase in revenue can be attributed primarily to the increased contribution of the embedded KVM solutions as adoption of these platforms by our OEM customers increases and to the Agilent product line which was acquired late in the first quarter of 2006.

Sales within the United States increased 45% to $83.8 million in the third quarter of 2006 from $58.0 million in the third quarter of 2005, due to increases in both branded and OEM sales.  International sales increased 50%, to $58.0 million in the third quarter of 2006 from $38.7 million in the third quarter of 2005, primarily as a result of increased OEM sales and branded sales in Europe and Asia.  Sales within the United States were 59% of sales in the third quarter of 2006, compared to 60% of sales for the third quarter of 2005.  International sales were 41% of sales in the third quarter of 2006 and 40% of sales for the third quarter of 2005.

Net sales increased 35% to $354.3 million for the first nine months of 2006 from $263.1 million for the first nine months of 2005. The increase is primarily a result of the added revenue from the acquisitions of Cyclades completed in the first quarter of 2006 and LANDesk completed in the third quarter of 2006 as well as increased sales of our KVM products and embedded solutions.  Sales within the United States increased approximately 35% to $203.6 million in the first nine months of 2006 from $150.8 million in the first nine months of 2005.  International sales increased approximately 34% to $150.7 million in the first nine months of 2006 from $112.3 million in the first nine months of 2005.  Additionally, sales to our branded customers increased 52% to $205.0 million in the first nine months of 2006 from $134.8 in the first nine months of 2005, while sales to our OEM customers increased 16% to $149.3 million in the first nine months of 2006 from $128.3 in the first nine months of 2005.

In recent years, we have experienced a sequential increase in revenues from the third quarter to the fourth quarter primarily as a result of trends in IT spending for this period, as companies tend to purchase additional servers and other IT equipment in the second half of the calendar year.  Additionally, we will have LANDesk included in our results for the entire fourth quarter of 2006 compared to just having one month of LANDesk results in the third quarter of 2006. Accordingly, for the fourth quarter of 2006, we expect revenue to be in the range of $167 to $176 million.

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales between our hardware and software solutions as software products tend to have significantly higher gross margins; absorption of fixed costs as sales levels fluctuate; product mix, raw materials, and labor costs; new product introductions by us and by our competitors; and the level of our outsourcing of manufacturing and assembly services.  Gross profit increased to 62.8% in the third quarter 2006 compared to 59.3% in the third quarter of 2005.  This increase in gross margins relates to the effect of higher revenue from our digital and serial products as well as the added sales from LANDesk, acquired on August 31, 2006.   Our LANDesk products are primarily software and include related service and maintenance revenues.  The margins on the LANDesk products typically exceed 90%.  Additionally, approximately half of LANDesk’s sales of new product licenses tend to occur in the last month of each quarter.  In line with that trend, the high LANDesk sales in the month of September resulted in a very favorable margin for the month.  Our overall increased revenue better covered the fixed costs related to procurement, warehousing, and shipping.  Additionally, the Cyclades products are sold primarily through our branded channel and, as a result, have a higher gross margin.  Increased sales of our digital solutions, which are sold through our Management Systems Division, positively affected our margins in the third quarter of 2006 as compared to the third quarter of 2005, because our digital solutions carry higher margins than our analog solutions.  Increased sales by our Embedded Software and Solutions Division in the third quarter of 2006 as compared to the third quarter of 2005 also had a positive impact on margins as these products have higher margins than our traditional KVM products.  A portion of the other intangible assets recorded as a result of the LANDesk acquisition related to internally developed software for resale, and the resulting amortization of these assets is included in cost of goods sold.  As a result, we expensed approximately $894,000 of amortization in the third quarter of 2006, which somewhat offset our increased margins previously discussed.  Gross margin increased to 61.1% for the first nine months of 2006 from 58.4% for the first nine months of 2005, primarily as a result of the higher digital, embedded, Cyclades and LANDesk revenues for the first nine months of 2006.

We believe continued strong sales of our digital KVM and serial products, a full quarter of revenue from LANDesk, and the substantial completion of the Cyclades integration in the fourth quarter of 2006 will have a positive affect on our gross margin.  We expect the combination of these factors to offset price declines, the ongoing costs expected from complying with new environmental regulations and competitive factors in the fourth quarter of 2006.  Accordingly, we expect gross margins to improve to 66% - 66.5% in the fourth quarter of 2006.

Research and development expenses.  Research and development expenses were $16.0 million, or 11.3% of sales, in the third quarter of 2006 compared to $14.6 million, or 15.1% of net sales, in the third quarter of 2005.  The increase in the amount spent on research and development is due to the additional costs from the Cyclades and LANDesk acquisitions.  The additional costs from the acquisitions were partially offset by reduced headcount and certain research and development site closings undertaken during the second half of 2005.  Research and development expenses for the first nine months of 2006 remained flat at $43.5 million compared to the first nine months of 2005 due to the recognized savings for the reduced headcount and other savings related to these site closings being offset by the increased costs from LANDesk and Cyclades acquisitions.  As a percentage of net sales, year-to-date research and development expenses decreased to 12.3% from 16.5%.

We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.  We implemented plans during the second half of 2005 to contain the growth in legacy Avocent spending, however, we will continue to incur research and development expense related to our Cyclades and LANDesk acquisitions.  We believe these factors will result in research and development expenses in the range of $19 to $21 million for the fourth quarter of 2006.

Acquired in-process research and development expense.  Acquired in-process research and development expense recorded in the third quarter of 2006 was comprised solely of the non-recurring write-off of $18.6 million of in-process research and development expense related to the acquisition of LANDesk.   Acquisition related expenses recorded in the first nine months of 2006 include the $18.6 related to LANDesk and the non-recurring write-off of $2.1 million of in-process research and development expense related to the acquisition of Cyclades recorded in the first quarter of 2006.  There were no such charges in 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $38.3 million, or 27.0% of net sales, for the third quarter of 2006 compared to $20.8 million, or 21.5% of net sales, for the third quarter of 2005.  As we expected, we experienced higher costs as a result of expensing equity-based compensation awards in 2006 (see Note 13 to the condensed consolidated financial statements) and adding Cyclades and LANDesk’s selling, general and administrative expenses.  However, these higher costs were somewhat offset by the savings resulting from our Cyclades integration efforts.  Year-to-date selling, general, and administrative expenses increased to $94.4 million, or 26.6% of net sales for 2006, from $67.1 million, or 25.5% of year-to-date net sales in 2005, as a result of the factors mentioned above.

We will continue our work to integrate the Cyclades administrative functions during the fourth quarter of 2006.  Additionally, legal costs are expected to be lower in the fourth quarter of 2006 as a result of the settlement of the ClearCube case during the third quarter of 2006.  However, we will have three months of LANDesk selling, general and administrative expenses in the fourth quarter of 2006 compared to just one month’s expense in the third quarter of 2006.  As a result of these factors, we expect selling, general and administrative expenses to be in the range of $46 to $48 million in the fourth quarter of 2006.

Cyclades integration expenses.  We recorded $1.3 million of expenses, or 0.9% of sales, in the third quarter of 2006 related to costs associated with the integration of Cyclades people, processes, and products into Avocent.  These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the third quarter.  We recorded $3.6 million of expenses, or 1.0% of sales, for the first nine months of 2006 related to Cyclades integration expenses.  We expect additional integration costs and severance accruals will not be material in the fourth quarter of 2006.  There were no such charges incurred during 2005.

Amortization of intangible assets.  Amortization of $6.6 million in the third quarter of 2006 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of 2C, Soronti, Crystal Link, OSA, Sonic Mobility, Cyclades, and LANDesk.  Amortization of $2.7 million in the third quarter of 2005 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The increase in amortization expense relates primarily to additional amortization expense related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.  We expect amortization of intangibles to be approximately $12 million in the fourth quarter of 2006, reflecting three months of intangible amortization from the acquisition of LANDesk.

Stock Compensation.  We adopted SFAS 123 (revised 2004), Share-Based Payment, on January 1, 2006 and as a result recorded stock compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock units, and performance-based restricted stock units, based on estimated fair values. The compensation expense is recorded in each line of our condensed consolidated financial statements based on the department in which an employee works.  For the third quarter of 2006, we expensed $4.6 million of stock-based compensation, $289,000 was recorded in cost of goods sold, $1.1 million was recorded in research and development expense and $3.2 million was recorded in selling, general and administrative expenses.  For the first nine months of 2006, we expensed $8.2 million of stock based compensation, $502,000 was recorded in cost of goods sold, $2.2 million was recorded in research and development expense and $5.5 million was recorded in selling, general and administrative expense.

For options and restricted stock units outstanding as of September 29, 2006, we expect to record stock-based compensation expense of approximately $4.9 million in the fourth quarter of 2006.  We believe equity based compensation is an important part of our total compensation package and is needed to attract and retain key employees.

Income from settlement of lawsuit.  The $5 million of income from the settlement of lawsuit in the first nine months of 2005 is comprised entirely of the payment received in May 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc.  The terms of the settlement called for an initial payment of $5 million, related to past product sales by Raritan and settlement of the lawsuit. There was no such income in 2006, although we continue to receive quarterly royalties from Raritan based on Raritan’s current period sales under a licensing agreement.

Net investment income.  Net investment income decreased to $1.6 million in the third quarter of 2006 as compared to $2.2 million in the third quarter of 2005.  The decrease in investment income in the third quarter of 2006 was the result of lower cash and investments as a result of funding the purchase of Cyclades in the first quarter of 2006 and the investment of the remaining funds in shorter term investments in order to have cash on hand to fund the cash component of the LANDesk acquisition as well as fund the purchase of treasury shares under our stock buyback program.  For the year, net investment income increased to $6.8 million in the first nine months of 2006 as compared to $6.6 million in the first nine months of 2005.  We expect our investment income to decrease in the fourth quarter of 2006 due to lower cash and investments resulting from funding our share repurchases in 2006 and funding the purchase of LANDesk in the third quarter of 2006 and our continuing share repurchases in the fourth quarter of 2006.

Net realized investment losses.  Net realized investment losses increased from $100,000 in the third quarter of 2005 to $199,000 in the third quarter of 2006.  For the year, net realized investment losses decreased from $483,000 in the first nine months of 2005 to $226,000 in first nine months of 2006.

Interest expense.  Interest expense was $1.0 million in the third quarter of 2006 and $1.2 million for the first nine months of 2006.  There were no such expenses in 2005.  Interest expense results from our borrowings under our $250 million unsecured line of credit.

Other expense net.  Net other expense increased from an expense of $75,000 in the third quarter of 2005 to an expense of $133,000 in the third quarter of 2006. For the year, net other expense increased from expense of $129,000 in the first nine months of 2005 to an expense of $361,000 in the first nine months of 2006.

Provision for income taxes.  The effective tax rate in the third quarter of 2006 was approximately 69.8%, compared to an effective tax rate of approximately 23.0% in the third quarter of 2005.  The provision for income taxes was approximately $5.9 million for the third quarter of 2006, compared to $4.9 million in the third quarter of 2005. The effective tax rate in the first nine months of 2006 was approximately 35.9% compared to an effective tax rate of approximately 23.2% in the first nine months of 2005.    The increase in the 2006 effective tax rate over that of 2005 is primarily due to $18.6 million of in-process research and development for the LANDesk acquisition which was immediately expensed upon the purchase.  This item is not currently expected to be deductible for tax purposes and therefore increased the effective tax rate for the third quarter ended September 29, 2006.  This as well as the $2.1 million in expensed in-process research and development related to the Cyclades purchase in the first quarter of 2006 were the primary cause of the year-to-date September 29, 2006 effective tax rage increase over that of 2005.  Also, the provision for income taxes was approximately $16.3 million for the first nine months of 2006, compared to $8.8 million in the first nine months of 2005.  The increase in provision for income taxes was partly the result of the change in mix of our pre-tax profit among our U.S. and international companies.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006.  The U.S. Research and Development credit also has expired, and as of September 29, 2006, this credit has not yet been reinstated by Congress.

Net income.  Net income for the third quarter of 2006 was $2.6 million compared to $16.4 million for the third quarter of 2005, as a result of the factors detailed in the previous discussion.  Net income, as a percentage of sales for the third quarter of 2006, was 1.8% compared to 16.9% for the third quarter of 2005.  Net income for the first nine months of 2006 was $29.1 million compared to $29.3 million for the first nine months of 2005, also as a result of the factors detailed in the previous discussion.  Net income, as a percentage of sales for the first nine months of 2006, was 8.2% compared to 11.1% for the first nine months of 2005.

Liquidity and Capital Resources

As of September 29, 2006, our principal sources of liquidity consisted of $131 million in cash, cash equivalents, and investments.  We also have a $250 million unsecured five year revolving bank line of credit.  We may use borrowings under the line of credit to fund the purchase of shares under our stock repurchase program.  The line of credit currently bears an interest rate of LIBOR plus 70 basis points.  There was approximately $162 million outstanding under the line of credit as of September 29, 2006.  We expect to repay the borrowings from future cash flows from operations.

Our operating activities generated cash of $52.7 million in the first nine months of 2006, compared to approximately $52.0 million in the first nine months of 2005.  The slight increase in cash provided by operations is the result of several offsetting factors.  Earnings remained relatively constant at $29.1 and $29.3 million for the nine months ended September 29, 2006 and September 30, 2005, respectively.  The nine months ended September 29, 2006, however, included $20.7 million in expensed acquired in-process research and development related to the Cyclades and LANDesk acquisitions.  No such item was present in 2005.  However, an increase to inventories during the first nine months of 2006 served to partially offset this item.  Inventories increased $10.1 million from December 31, 2005 to September 29, 2006, which excludes the impact of $7.0 million of inventory received in the acquisition of Cyclades during the first quarter.  The increase in inventory was primarily the result of adding inventory related to the planned transition of Cyclades manufacturing to our contract manufacturers and in anticipation of expected higher sales.  Accordingly, as a result of the increased inventories, our inventory turns decreased to 5.3 in the first nine months of 2006 from 5.9 for the first nine months of 2005.  Our sales volume increased substantially, and as a result, our receivables balance increased by $21.5 million from December 31, 2005 to September 29, 2006, excluding the impact of over $10 million of receivables received at the acquisition of Cyclades and $19.3 million of receivables received at the acquisition of LANDesk.  Excluding LANDesk, our DSO increased to approximately 62 days for the third quarter of 2006 compared to 54 days for the third quarter of 2005, and was slightly higher than our goal of 60 days.  Our DSO increased as a result of the increased proportion of sales that occurred late in the third quarter of 2006.  The tax benefit from stock-based compensation was reported in cash flow from operations in the first nine months of 2005, but as a result of SFAS 123R, is now reported in financing activities, and accordingly reduced cash flow from operations for the first nine months of 2006.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products.  We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of September 29, 2006, we had approximately $28.0 million of such purchase commitments.  None of our expected purchase commitments requires payment beyond the next year.

We repurchased 1.4 million shares of our common stock during the quarter ended September 29, 2006 at a cost totaling $35.4 million.  We repurchased 6.2 million shares of our common stock during the nine months ended September 29, 2006 at a cost totaling $157.6 million.  These treasury shares were purchased on the open market through various brokers under the stock repurchase program approved by our Board of Directors.  As of September 29, 2006, we have repurchased 9.0 million shares under the program since the initial approval of the program in 2004.  We may repurchase an additional 1.0 million shares under this program and expect to repurchase shares from time to time, particularly to offset dilution from equity compensation awards and to offset the shares being issued in the LANDesk acquisition.

Investments

As of September 29, 2006, our investments consist of corporate bonds, commercial paper, certificates of deposit and municipal bonds.  We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.  Upon review of our investment portfolio as of September 29, 2006, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the third quarter of 2006.

Certain Transactions

Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, for approximately $90 million in cash plus an additional $4 million in transaction costs.  Cyclades also has operations in Sao Paulo, Brazil and Munich, Germany, and at the time of acquisition employed approximately 325 people in 19 locations around the world.  The Cyclades product lines include serial and power management products.  The acquisition of Cyclades enhanced our position in the Linux server and networking infrastructure management market and provides complementary products to our product lines allowing us to provide our customers a more integrated platform for managing their IT infrastructure.  Cyclades had unaudited revenues of approximately $60 million in 2005 and unaudited operating profit of approximately $2 million in 2005.  The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Acquisition of LANDesk Group Limited

On August 31, 2006, we acquired LANDesk Group Limited, a privately-held company based in Salt Lake City, Utah.  LANDesk employs approximately 600 people, located primarily in the United States, Europe, and Asia.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provided for total consideration of approximately $408 million, including $200 million in stock, $202 million in cash, and approximately $6 million in estimated fair value of assumed unvested stock options.  The transaction value may be increased by up to $60 million in cash if LANDesk meets certain revenue targets for 2006 specified in the acquisition agreement.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology was capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment.  Additionally, amortization of the other intangible assets acquired and the goodwill recorded may be tax deductible if we make certain tax elections.  We are currently evaluating the impact of these elections which must be made within certain prescribed time periods following the date of acquisition.

New Critical Accounting Policy

Derivative Instruments and Hedging Activities

We enter into interest rate swap agreements in accordance with our risk management policy to partially reduce risks related to our floating rate line of credit which is subject to changes in the market rate of interest.  We do not use derivative instruments for trading purposes.  We record the fair value of interest rate swap agreements in other assets or liabilities on the condensed consolidated balance sheet.  Changes in the fair value of interest rate swap agreements that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).  Those changes are released from OCI to the consolidated statement of income as interest expense contemporaneously with the earnings effects of the hedged item (the underlying debt agreement).  The settled amount of a swap that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the consolidated statement of income over the term of the underlying debt agreement designated as the hedged item.  Changes in the fair value of interest rate swap agreements that are not effective as hedges are recorded immediately in the consolidated statement of income as interest expense.  We have designated our interest rate swap agreements as cash flow hedges.  Cash flows from hedging activities are reported in the condensed consolidated statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

Stock Based Compensation

On January 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values.  SFAS 123R supersedes SFAS No.123 Accounting for Stock Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which we previously applied, for periods beginning before fiscal 2006.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting No. 107 (“SAB 107”) relating to SFAS 123R.  We have applied the provisions of SAB 107 in our adoption of SFAS 123R.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year.  Our condensed consolidated statements of income for the three and nine months ended September 29, 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, our condensed consolidated statements of income for prior periods have not been retroactively adjusted to reflect the impact of SFAS 123R.  New awards are valued and accounted for prospectively upon adoption.  Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in our consolidated statements of income over their remaining requisite service periods.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operation and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.  We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at September 29, 2006.  We generally hold investment securities until maturity.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $125 million, through a well established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of September 29, 2006, we had one open forward contract with an immaterial fair value.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of September 29, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal controls over financial reporting during the quarter ended September 29, 2006 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting except for ongoing integration of our acquisition of Cyclades.  We expect to complete the integration of Cyclades processes into Avocent processes during the fourth quarter of 2006.  We plan to integrate LANDesk into Avocent standard processes and controls during 2007.  We also implemented new controls over our newly created process to manage interest rate risk related to our bank line of credit during the third quarter of 2006.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  We settled our case with ClearCube in August 2006.  As part of the settlement, ClearCube agreed to license certain patents from us and potentially license other Avocent technologies.

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

We acquired LANDesk Group Limited in the third quarter of 2006.  This acquisition represents a departure from our core products and technologies and our entry into a new market (systems management software products and services) in which we have very limited experience.  The market for systems management products is highly competitive, and we expect competition in this market to continue and intensify.  Many of LANDesk’s competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than LANDesk has, and we may not have the resources or expertise to compete successfully with them in the future.

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

A key component of our engineering and product development strategy is the acquisition of technologies and companies.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., Sonic Mobility, Inc. in 2004, and Cyclades Corporation  and LANDesk in 2006.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

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

We compete for sales of switching systems, systems management, and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Lantronix, and Digital V6.  We also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, Altiris and BMC Software), who may be able to offer competitive software products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

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

Sales of switching, extension, system management and remote access products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition.  If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected.  The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards, or changes in pricing structure could render our existing products and technologies and those under development obsolete or unmarketable.  New technologies offered by us or our competitors could compete with our existing products at a lower price, which would reduce our revenue.

Our hardware products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies, and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our future success will depend in large part upon our continued innovative application of such commercially available components and continued enhancements to our proprietary software, firmware, and other technologies, our expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

Our operating results will continue to be affected by seasonal trends, by general conditions in the IT market, and by general economic conditions.  We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles.  We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, revenue in our fourth quarter of each year has typically been higher than revenue in prior quarters for the year, and we typically see a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year.  While it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.  Many of the factors that create and affect seasonal trends are beyond our control.

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

•                                          Product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products or technologies (e.g., our software products tend to have higher gross margins);

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

We are dependent upon third-party suppliers and outsourced manufacturing for our hardware products.  Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

The principal components of our hardware products are electronic components, power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, all of which are purchased from outside vendors.  We generally buy components under purchase orders and generally do not have long-term agreements with our suppliers.  Also, we generally do not maintain large inventories of components.  Any termination of, or significant disruption of, our relationships with the suppliers of our product components may prevent us from filling customer orders in a timely manner which could result in customer dissatisfaction and lost sales.

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

In October 2003, we filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  ClearCube filed counterclaims alleging non-infringement, unenforceability, invalidity, and misuse of the Avocent patents.  We settled this case with ClearCube in August 2006.  ClearCube is now licensing certain of our patents and is evaluating certain of our newer technologies for future licensing arrangements.

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

We recently obtained a $250,000,000 unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  Interest expense on borrowings and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

•                                          Limiting, among other things, our ability to borrow additional funds, refinance the line of credit, or obtain other financing capacity; and

•                                          Subjecting us to a risk of noncompliance with financial and other restrictive covenants in our indebtedness.

The line of credit contains affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, and (iii) make acquisitions and capital expenditures.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

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

Our reorganization into separate business divisions or units could disrupt our business or affect our profitability.

Our reorganization into new business divisions became effective in the first quarter of 2006, and LANDesk became a new division when the acquisition was completed.  The creation of these business units was designed to streamline our operations and put vital decisions closer to our customers, but the allocation of our previously existing business among the divisions could confuse and distract our customers, suppliers, and employees.  In addition, the reorganization could adversely affect or delay our development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt our supplier or customer relationships, jeopardize our supplier or sales channels and our branding and marketing efforts, and increase our administrative expense, all of which could affect our profitability.

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

Some of our operations use substances regulated under various federal, state, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  Many of our products are subject to various federal, state, and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products.  We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, third-party property damage, or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.  We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China and other countries as well as in certain states in the United States.  The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  On the following dates, our Board added shares to the program: On April 29, 2005, 2 million shares, May 23, 2006, 3 million shares, June 20, 2006, 3 million shares. Currently, a total of 10 million shares are authorized to be repurchased.  The plan has no expiration date. Details of purchases made during the quarters ended March 31, June 30 and September 29, 2006 are as follows:

				Maximum
				Number of
			Total Cumulative	Shares
			Number of	Remaining to
	Total Number of	Average Price Paid	Shares Purchased as	Purchase Under
	Shares Purchased	Per Share for Period	Part of Publicly	the
Period:	During the Period	Presented	Announced Plan	Plan

January 1, 2006 — January 31, 2006	50,000	$29.35	2,825,000	1,175,000
February 1, 2006 — February 28, 2006	250,000	$33.59	3,075,000	925,000
March 1, 2006 — March 31, 2006	525,000	$32.55	3,600,000	400,000
Quarter ended March 31, 2006	825,000	$32.67

April 1, 2006 — April 30, 2006	—	$—	3,600,000	400,000
May 1, 2006 — May 31, 2006	1,169,488	$23.64	4,769,488	2,230,512
June 1, 2006 — June 30, 2006	2,793,887	$24.22	7,563,375	2,436,625
Quarter ended June 30, 2006	3,963,375	$24.05

July 1, 2006 — July 31, 2006	948,600	$25.11	8,511,975	1,488,025
August 1, 2006 — August 31, 2006	451,758	$25.54	8,963,733	1,036,267
September 1, 2006 — September 29, 2006	—	$—	8,963,733	1,036,267
Quarter ended September 29, 2006	1,400,358	$25.23

In August 2006, approximately 7,073,000 shares of the repurchased stock above were re-issued in conjunction with the LANDesk acquisition.

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

ITEMS 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	November 7, 2006	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)