Form 10-K
period 2006-12-31
AVOCENT CORP
filed 2007-03-01
CIK 1109808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

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

Securities registered under Section 12(b) of the Exchange Act
Common Stock, $0.001 par value per share

Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,172,764,399.

The number of shares outstanding of the registrant’s common stock as of February 22, 2007 was 50,796,732.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 14 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART I

Item 1.  Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT:

•                                          OUR FUTURE STRATEGY, STRUCTURE, AND BUSINESS PROSPECTS;

•                                          PLANNED ENGINEERING AND DESIGN ACTIVITIES, DEVELOPMENT AND ENHANCEMENT OF CURRENT PRODUCTS, AND INTRODUCTION OR ACQUISITION OF NEW PRODUCTS AND TECHNOLOGIES;

•                                          THE SIZE, GROWTH, AND LEADERSHIP OF THE POTENTIAL MARKETS FOR OUR PRODUCTS AND TECHNOLOGIES;

•                                          THE ADEQUACY OF CURRENT, AND THE DEVELOPMENT OF NEW, OEM, DISTRIBUTOR, RESELLER, AND SUPPLIER RELATIONSHIPS;

•                                          OUR FUTURE SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND MARGINS, INVENTORY LEVELS AND VALUATIONS, RECEIVABLES, RESERVES AND INVESTMENT INCOME;

•                                          OUR FUTURE LIQUIDITY, THE IMPACT OF CURRENCY RATES, AND OUR PLANS REGARDING EQUITY-BASED COMPENSATION, CAPITAL RESOURCE NEEDS, SHARE REPURCHASES, BORROWINGS AND REPAYMENTS;

•                                          OUR CUSTOMERS, SEASONALITY AND COMPETITIVE ENVIRONMENT;

•                                          OUR EFFORTS TO EXPAND RELATIONSHIPS WITH DISTRIBUTORS AND RESELLERS;

•                                             OUR ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS;

•                                             ANTICIPATED EXPANSION OF INTERNATIONAL SALES AND OPERATIONS; AND

•                                          POTENTIAL ACQUISITIONS, CONTINGENT PURCHASE CONSIDERATION RELATED TO OUR ACQUISITION OF LANDESK, INTEGRATION COSTS, AND TRANSACTION COSTS AND ADJUSTMENTS.

ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT.  THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN ITEM 1A “RISK FACTORS.”

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT personnel.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

Our technological innovations include Internet protocol (IP) based switching, centralized management, and intuitive software interfaces.  With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we

subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004, and Cyclades Corporation and LANDesk Group Limited in 2006.

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

ACS, Apex, AMX, AMWorks, Avocent, the Avocent logo, AutoView, Cybex, Cyclades, DSR, DSView, Emerge, Equinox, LANDesk, the LANDesk logo, LongView, PM, The Power of Being There, and SwitchView are trademarks or registered trademarks owned by us.  This annual report also includes trademarks of other companies.

Industry Background

Information technology is critical to most business operations as computers perform multiple and diverse functions throughout many different types of organizations.  Many corporations have decentralized computing power while sharing technology resources and providing broad access to enterprise data.  This has resulted in the widespread adoption of distributed network computing environments using a network-based architecture of interconnected computers that span from the data center to the corporate office.  Businesses are increasingly faced with a growing number of challenges.  These challenges include:

Data Center Growth.  The typical data center installation consists of a local area network (LAN), with a large number of computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, a wide-area network (WAN).  With the shift of software applications to a web services model, the demand for servers and storage is growing.  Users are accessing more data and resources using intranets and the Internet.  This growth causes a proliferation of servers and increases the administration, environmental, power, and space challenges of managing data centers containing growing networks of servers, consoles, peripherals, and cables, and other network devices.

Corporate Office Growth.  The corporate office environment is made up of both central office and distributed or branch locations.  These environments typically consist of a large number of connected devices that include servers, desktop computers, laptops, handheld devices, printers, and other networked devices.  The explosion in the number of these devices in the office environment and the distributed nature of them pose many significant challenges in system, security, service, and process management.

Increasingly Mobile Workforce.  As the workforce continues to become more mobile, handheld devices and laptop computers are increasingly used outside of the corporate LAN.  This proliferation of networked devices and the difficulty in controlling these devices outside of the corporate LAN pose many significant management and security challenges.

Heterogeneous Environment.  Corporate IT departments may manage hundreds or thousands of servers, clients, and other networked devices, must identify and access relevant devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures.  These network devices are generally purchased from multiple vendors and are designed to operate as stand-alone systems, each with its own console.  IT professionals must therefore deal with a large number of consoles and workflow processes, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

Always-On Infrastructure.  Information technology resources are critical to organizations.  Accordingly, constant availability is crucial to the operation of many businesses.  The time that an Internet service provider (ISP), an application service provider (ASP), a data center, a server farm, a corporate network, or a desktop computer, a laptop, or a mobile device is down or degraded can cause significant inconvenience, loss of productivity, and financial loss.  Quick and efficient diagnosis and the correction of problems can be difficult, and the ability of a facilities manager or network administrator to quickly and efficiently diagnose and correct the problem may be hampered by the inability to access the software.

Products and Technologies

As of the first quarter of 2007, our four divisions provide the following software and hardware products and technologies.  The products and technologies we provide solve many of the network administration, systems, security, device management, and storage problems faced by facilities managers, network administrators, and IT managers.

•                                          The Management Systems Division consists of our branded and OEM IT infrastructure management products, which include KVM, serial console, power control, management appliances, management software, and our embedded manageability technologies, such as intelligent platform management infrastructure (IPMI) and embedded KVM systems.

This division focuses on IT infrastructure management solutions and technologies for (i) data centers, (ii) remote access and distributed branch office environments, (iii) mid-size server rooms for the small and medium business (SMB) market, and (iv) desktop switching and universal serial bus (USB) hubs for simplified control of desktops, small offices, and home-based businesses. This division also provides the technology that links our embedded technologies and our DSView management software.

The products and technologies offered by our Management Systems Division include:

•                                          Our DS Series™ products, which allow users to control servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed.  The DS Series KVM products digitize keyboard, video, and mouse information and compress and transport that information in packets over traditional network connections optimizing performance for busy data centers.  Our DSR® switching systems feature a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM over IP™ technology.  Our DS Series appliances are managed with DSView® centralized management software, providing access and control of servers and serial devices in the network operations center or from almost any location in the world using TCP/IP connectivity.  IT administrators can securely manage all connected data center devices and gain “point-and-click” access and control over these devices using a browser interface.

•                                          Our AutoView® switch family, which offers users a variety of analog and digital KVM switches.  Our AutoView switches provide small to medium size businesses with a 1U-high design saving valuable rack space in the server room.  Our AutoView 1415, 1515, and 2015 switches provide KVM support for USB, PS/2, Sun, and serial target devices.  Our AutoView 2020 and 2030 switches have a virtual media feature that allows sharing of a directly-connected USB storage device to all servers connected to the switch.  Our AutoView 3100 and 3200 switches are 16-port switches that provide server access for up to two remote digital users and one local analog user.  All our AutoView switches offer an on-screen display and a web-based interface, which means that no additional software is required for remote server access.

•                                          Our SwitchView® switching products includes our SwitchView SC family of secure switches, built for the secure environment and designed to make it impossible to transfer data between connected computers.  Our SwitchView 1000 rack mounted KVM switches are available in 4, 8 and 16 port models with an on-screen display that supports 2048 x 1536 video resolutions and can be cascaded to support up to 256 target devices.  Our compact, space-saving SwitchView desktop KVM switches support multiple computers and allow users to control multiple PCs and share access to a digital camera, CD-ROM, PDA, scanner, printer, speakers, and a microphone.

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

•                                          Our ACS appliances, which deliver secure, serial over IP access to console ports of command line driven operating systems such as LINUX or UNIX servers and other serially-managed devices such as power management systems, storage elements, firewalls, and network switches and routers.  These serial appliances and attached devices can be centrally managed using our DSView 3 management software.

•                                          Our PM series of intelligent power control and distribution devices, which provide control over any connected device’s AC power source.  These devices are critical in certain situations when the connected devices require a full hardware level reset to restore operational service.  Our PM devices are connected to DSR or ACS appliances and can be managed by the user interface of these appliances or centrally managed using our DSView 3 management software.

•                                          Our embedded products, which are provided as a combination of hardware products and licensed technologies.  These technologies consist of IPMI firmware, drivers, and utilities, KVM switching and compression technologies, virtual media firmware and utilities, software for graphical user interfaces (GUI), and desktop management applications.  These technologies are licensed to our OEM customers for inclusion in their servers, desktops, notebooks, and other devices.  Our hardware products consist of remote access and management cards, chassis management cards, and KVM designs that are also sold to our OEMs for integration with their systems.

•                                          The LANDesk Division consists of our systems, security, and service management software for desktops, servers, and mobile devices across an enterprise.

This division delivers systems, security, and service management software solutions that simplify how corporate enterprises manage desktops, servers, mobile devices, and IT services and processes.  These LANDesk solutions allow an IT staff to increase productivity and protect corporate assets from a single, easy-to-use console while leveraging prior investments in database, application, and directory service technologies and across heterogeneous IT environments (Windows, Mac OS, Unix, Linux, and handheld and embedded device operating systems).

The products and technologies offered by our LANDesk Division include:

Systems Management Software

•                                          Our LANDesk® Management Suite (LDMS) software, which allows enterprise IT departments to easily and efficiently automate systems management tasks and see, manage, and update desktops, servers and mobile devices from a single console. LDMS provides intelligent and efficient distribution capabilities, such as functional load balancing, fault tolerance, bandwidth minimizing technologies, and local access to packages previously delivered to a subnet, to minimize the impact to corporate systems.  With just an Internet connection, corporate IT teams can identify and securely manage computer assets (including assets outside the firewall and at geographically distributed sites), scan, define, track, and audit applications, and provide compliance and usage reports.

•                                          Our LANDesk Server Manager software, which provides enterprises with the tools to improve server performance, reliability, and availability through operating system (OS) and application provisioning, real-time hardware health monitoring, automated patching, imaging, and updating, historical data collection, predictive failure analysis and prevention, and remote problem resolution, all through a single console.

•                                          Our LANDesk System Manager software, which provides active system monitoring and maintenance (through an intuitive, easy-to-use, browser-independent console), gathering health and status information directly from each computer’s hardware, software, and operating system in real-time and giving IT staff customizable e-mail, pager, fax, or console alerts.

•                                          Our LANDesk Handheld and Embedded Device Manager software, which is designed and optimized for managing across the low-speed, intermittent connections characteristic of handheld, embedded, and wireless devices, and allows an IT staff the ability to secure moving resources and the information on them, including the option to clear a device’s memory card, delete contacts, address book data, and e-mail, and perform a reset of the mobile device.

•                                          Our LANDesk Asset Manager software, which allows enterprises to track computer and non-computer resources (and associated users, contracts, maintenance agreements and more) through a single console to ensure full system availability, security, and configuration management.

•                                          Our LANDesk Inventory Manager software, which enables IT staff to discover networked computing devices, automatically maintain detailed hardware and software inventories, and gather and track detailed hardware, software, and OS configuration data for license compliance, plan upgrades, identification of security issues, and determination of purchase needs.

Security Management Software

•                                          Our LANDesk Security Suite, which includes software and subscription content that allows enterprises to easily perform and automate patch, anti-spyware, and security threat management from a single console with quarantine, antivirus enforcement, vulnerability detection, threat remediation, computer access restriction tools, and a variety of reporting capabilities (including trend graphs, spyware reports, and an executive dashboard with a graphical view of critical enterprise concerns).

•                                          Our LANDesk Patch Manager software, which allows corporate IT departments to actively scan managed computers across heterogeneous IT environments to identify application and operating system vulnerabilities and quickly download patches with e-mail or pager alerts when a vulnerability or a specific severity level is detected.

•                                          Our LANDesk Antivirus software, which provides enterprises with affordable, real-time virus protection and root kit detection to user endpoints with little or no new infrastructure.  LANDesk Antivirus can automatically encrypt and quarantine suspicious files and known infections, and allows IT staffs to customize and control alerts, queries, and reports for full security.

Service Management Software

•                                          Our LANDesk Process Manager, which integrates, optimizes, and automates IT and business processes, workflow, change management, configuration management, with a graphical process builder, full-featured auditing, customizable reporting capabilities, and support for third-party electronic forms.

•                                          Our LANDesk Service Desk software, which provides help desk and IT staff with an Internet-based consolidated service desk solution with process-driven incident management, role-based privilege sets, knowledge base, call logging, assignment, form design, and service level escalation for delivering support services.  LANDesk Service Desk includes an Internet-based interface that allows service providers and end users or customers to easily and proactively report problems, log incidents, communicate and track service status, and research the intelligent knowledge base for solutions to facilitate faster resolution.

•                                          The Connectivity and Control Division consists of our serial connectivity products and our professional audio-visual products.

This division's switching, extension, and control products allow industry professionals to deliver leading-edge connectivity and control solutions to a range of markets including: retail, medical, digital signage, hospitality, AV, and broadcasting.  This division offers wired and wireless extension products to simplify connectivity and control of displays, projectors, and AV equipment, LAN-based serial hubs to provide cost-effective device connectivity at the point of need, and matrix switches to help broadcast engineers back-rack and control studio production equipment.

The products and technologies offered by our Connectivity and Control Division include:

•                                          Our Emerge™ family of products, which provide both wired and wireless switching and extension of video, audio, and control data for use in a range of markets.  Our Emerge multipoint high-definition wired/wireless extender (MPX) allows AV consultants to design managed audio-video extension networks for commercial signage and presentation markets.  Our Emerge Wireless Media Streamer (EWMS) is ideal for use in boardrooms, classrooms, and commercial digital signage applications, and our Emerge Media Streamer (EMS) offers CAT 5 wired video extension for use in similar markets.  Our digital ECMS product allows responsive extension and switching of digital workstations across IP networks where a high degree of quality is required in markets such as broadcast and digital signage.

•                                          Our SST and ESP serial products, which offer high-performance, reliable, and managed device connectivity for serial and dial access applications.  These product lines include network-based appliances and bus-based adapters for use within security, commercial point-of-sale, process control, industrial automation, data collection, remote access, fax servers, and custom applications.

•                                          The Desktop Solutions Division consists of newly-developed technologies targeted at desktop users.

This division’s technology allows a personal computer (PC) or blade computer (a self contained personal computer or server reduced in size and designed for high density installations, which is often referred to as a blade) to be centralized while providing remote access to the user of that computer via TCP/IP network infrastructure.  This technology is incorporated into Avocent branded extender products.  The technology is also licensed as a building block to OEMs to allow large institutions to introduce blades as workstations and take advantage of a centralized computing model and the efficiencies this brings in management and security.  This technology is targeted at our channel and our OEM partners as an embedded solution, and has been successfully deployed in hazardous computing environments, manufacturing companies, digital signage applications, and command and control centers.

The products and technologies offered by our Desktop Solutions Division include our digital extension product lines, which feature technology that extends keyboard, video, mouse, audio, and USB over any TCP/IP network and allows administrators to centralize all computers for ease of maintenance while providing users with full “Rich-Media” PC functionality at the desktop.  This extension technology enables a distributed computing environment with access to centralized computer assets from anywhere within the reaches of a corporate network.

Sales and Marketing

We market, sell, and license our hardware and software products through our own sales force and various distribution channels, including OEMs, distributors, and reseller arrangements.  We market our products primarily through direct customer sales calls, advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website.  We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users.  Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers.  As of December 31, 2006, we employed 646 people in sales, marketing, and customer support.

We currently sell or license various hardware and software products and technologies to Dell, Hewlett-Packard, IBM, Intel, Lenovo, Fujitsu Siemens, and other OEMs pursuant to private-label, branded, and licensing arrangements.  These OEM customers integrate and sell our products and technologies with or within their own products, including networked servers and clients.  We devote significant sales, engineering, operations, and customer service resources to our OEM accounts.  We have significant experience in working with our OEM and other system manufacturers, and we intend to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia.  We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to computer manufacturers worldwide.

We have relationships with a variety of distributors and resellers, value added resellers (VARs), and systems integrators, for the distribution and sale of Avocent, Cybex, Cyclades, Equinox, and LANDesk branded software and hardware products in the United States, Canada, Europe, South America, Asia, and elsewhere.  We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper installation and support of our products.  We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, and control products and technologies to meet their particular needs.  Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

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

International sales accounted for approximately 43% of net sales in 2006, 43% of net sales in 2005, and 41% of net sales in 2004, and were made primarily to OEMs, distributors, and resellers located in Europe, Canada, Asia, and other foreign countries.  No foreign country accounted for more than 10% of 2006 or 2005 sales.  Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004.  No other foreign country accounted for more than 10% of 2004 sales.  We are expanding our international sales efforts within Europe, Latin America, Asia, and the Pacific Rim through the utilization of our sales offices in Sydney, Australia; São Paulo, Brazil; Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Munich, Germany; Rotterdam, Holland; Hong Kong; Shannon, Ireland; Tokyo, Japan; Mexico City, Mexico; Taipei, Taiwan; and Singapore.

Customers

To date, a substantial portion of our net sales has been generated from sales of our switching products and technologies to OEMs for integration with their product offerings.  Sales to OEM customers represented 40% of net sales in 2006, 48% of net sales in 2005, and 45% of net sales in 2004.  While we have contracts with some of our OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders.  Consequently, any OEM customer could cease doing business with us at any time.  The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

In addition to our OEM customers, our principal customers include a diversified group of dealers, major distributors, value added resellers (VARs), and direct end users who purchase our branded products (60% of net sales in 2006, 52% of net sales in 2005, and 55% of net sales in 2004).  We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

Sales to Hewlett-Packard, Dell, and Tech Data represented approximately 14%, 14%, and 12%, respectively, of net sales in 2006.  Sales to Hewlett-Packard and Dell represented approximately 20% and 15%, respectively, of net sales in 2005.  Sales to Tech Data and Ingram Micro represented approximately 11% and 10%, respectively, of net sales in 2005.  Sales to Hewlett-Packard and Dell represented approximately 23% and 12%, respectively, of net sales in 2004.  Sales to each of Tech Data and Ingram Micro represented approximately 11% of net sales in 2004.  No other customer accounted for more than 10% of our net sales in 2006, 2005, or 2004.

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

Customer Service

We emphasize customer service by developing high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our hardware products.  We also offer annual software upgrade protection and maintenance agreements for licensees of our software products.  We strive to respond quickly to our customers’ requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop custom solutions.  We offer warranties for parts and service on all of our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  We also offer a 30-day money-back guarantee for all of our appliance products sold in North America.  To date, we have not experienced any significant hardware product returns.  For our software products, we generally provide a 90-day warranty on the media used to deliver the software, which is not applicable to electronic downloads, and we often provide a limited warranty (usually no more than 90 days) that our software products will function in accordance with the user documentation.  We may, as a result of competitive pressures, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer.  If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing hardware and software products and technologies and of new products and technologies is essential to building our competitive position.  The market for our products has experienced rapid technological  advances, frequent new product introductions and enhancements, and significant price competition.  The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies (such as the creation of virtual servers using a combination of hardware and software, which is known as virtualization), the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable.  Our hardware products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies, and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, service desk, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and third-party software or technologies, together with continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of our existing products, and the development and introduction of new technologies and products that address changing customer needs on a cost-effective and timely basis.  By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance.  Our failure to respond on a timely basis to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

Due to our significant reliance on OEM relationships, some of our product development efforts are focused on developing new hardware and software products or enhancements for OEM customers.  At times, these new products or enhancements may not be available to, or readily marketable to, other customers without significant modifications or delay.

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

As of December 31, 2006, we employed 613 people in our engineering department.  In addition, we use independent contractors from time to time.  As of December 31, 2006, we were working with approximately 45 independent contractors on various development projects.

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

Manufacturing

We do not manufacture any of our hardware products in their entirety.  Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our hardware products while we outsource some or all of these functions on other products.  In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures.  We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery.  Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service.  We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability.  As of December 31, 2006, we employed 242 people in our manufacturing, supply chain management, and logistics department.

We currently rely on several third party manufacturers, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, and Likom Computer Products, for subassembly of our hardware products.  These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.  In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations.  We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program.  Custom molded cables and certain turn-key products procured from outside sources have significant delivery times (10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries.  We buy components under purchase orders and generally do not have long-term agreements with our suppliers.  Circuit board assemblies are currently obtained from a number of sources, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, and Likom Computer Products.  We believe that there are adequate alternative sources for our product components.  Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

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

Competition

The market for our hardware and software products is highly fragmented and competitive, and we expect competition to increase in the future.  In the market for hardware switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Lantronix, and Digital V6, and in the market for our systems management products we compete with companies such as Microsoft, Computer Associates, BMC Software, Novell, Tivoli, and Altiris, some of which may have substantially greater financial, marketing, and technical resources than we have.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, and IBM, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with the products and technologies offered by hardware manufacturers and network management companies such as Intel, Microsoft, Cisco, and EMC.

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

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and certain foreign countries, which provide only limited protection.  We have been issued over 50 U.S. patents and have over 50 U.S. patent applications pending.  We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period.  We also have other foreign patent applications pending.  There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us.  Moreover, our competitors may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us.  The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

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

Employees

As of December 31, 2006, we had 997 full-time employees working in the United States.  Of our domestic full-time employees, 346 were in marketing, sales, and customer support, 346 were in engineering, research, and development, 170 were in manufacturing and logistical operations, and 135 were in administration.  As of December 31, 2006, we had 710 full-time employees working at our facilities outside of the United States.  Of our international full-time employees, 300 were in marketing, sales, and customer support, 267 were in engineering, research, and development, 72 were in manufacturing and logistical operations, and 71 were in administration.  Our employees in Brazil  (approximately 50) are covered by a collective bargaining agreement.  No other employees are covered by collective bargaining agreements relating to their employment by us.  We believe that we have good relations with our employees.

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

The LANDesk acquisition may divert the attention of management and other personnel from our core business operations, which may adversely affect our financial performance in one or more quarters.  LANDesk presents us with new and different issues regarding revenue recognition, channel management, and collection of existing or new receivables, any of which could have a material adverse effect on our business, financial condition, and results of operations.  We will need to expand and improve our internal systems, including our management information systems, to monitor these items.  In particular, we have not yet completed our review and assessment of the internal systems and controls over the LANDesk financial reporting and information systems, and we will also need to expand our operating, administrative, and financial systems and controls to include the LANDesk operations.  The acquisition and integration of LANDesk and its software products and services will require significant time, expense, and resources and subject us to the acquisition risks detailed below as we move into this new market.  Any failure to successfully integrate and operate LANDesk could thus materially and adversely affect our result of operations, cash flows, and financial position.

We have acquired, and expect to continue to acquire, technologies, and companies and these acquisitions could disrupt our business or expose us to other risks.

A key component of our engineering and product development strategy and our future growth is the investment in or the acquisition of technologies and companies.  We acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, and Crystal Link Technologies, OSA Technologies, Inc., Sonic Mobility, Inc. in 2004, and Cyclades Corporation  and LANDesk in 2006.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, personnel, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

•                                          Difficulty integrating the acquired company’s personnel, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

•                                          Difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

•                                          Diversion of management’s attention and disruption of ongoing business;

•                                          Difficulty in combining product and technology offerings and entering into new markets (such as software) or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•                                          Loss of management, sales, technical, or other key personnel;

•                                          Revenue from the acquired companies not meeting our expectation, and the potential loss of the acquired companies’ customers, distributors, resellers, suppliers, or other partners;

•                                          Delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, manufacturing, research and development and other operations, facilities, and relationships with third parties in accordance with local laws and other obligations  while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

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

•                                          Overpayment for any acquisition or investment or unanticipated costs or liabilities;

•                                          Assumption of liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation; and

•                                          Incurring substantial write-offs, restructuring charges, and transactional expenses.

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

Intense competition from new and existing competitors or consolidation in the server and systems management sectors could impair our ability to grow our business, to sustain our profitability, and to sell our products and technologies.

The markets for our products and technologies are highly fragmented, rapidly evolving, and intensely competitive, and we expect this competition to continue and increase.  Aggressive competition from both hardware and software products and technologies could lengthen the customer evaluation process and result in price reductions and loss of sales, which would materially harm our business.  Our business is becoming increasingly sensitive to the introduction of new products and technologies (such as virtualization), price changes, and marketing efforts by numerous and varied competitors.  Accordingly, our future success will be highly dependent upon our timely completion and introduction of new products and technologies and features at competitive prices and performance levels that address the evolving needs of our customers.  We continue to experience aggressive price competition and increased customer sensitivity to product prices, and pricing and margin pressures are likely to increase in the future.  Because of this competition, we may have to continue to lower the prices of many of our products and technologies or offer greater functionality within our products to deliver greater value to customers to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin.  Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors.  If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and profitability could be adversely affected.  In addition, if our pricing, functionality, and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Lantronix, and Digital V6.  These products also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, Altiris, Novell, and BMC Software), who may be able to offer software products competitive with our hardware products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These competitive software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

We compete for sales of our systems management products with companies such as Microsoft, Computer Associates, BMC Software, Novell, and Altiris, many of whom have greater financial, technical, and marketing resources, a larger customer base, a longer operating history, greater name recognition, and more established relationships in the industry than we do, and may offer their own or third-party competitive software products at a lower cost or bundled for free with their other products.  Microsoft, in particular, has delivered competitive systems management products and announced its intention to continue to develop competitive software.  If Microsoft is successful in delivering systems management software that is competitive with our products, our ability to grow our systems management business may be limited.

These current and potential competitors may be able to respond more quickly to new or emerging technologies or products and to changes in customer requirements or to devote greater resources to the research, development, promotion, sale, and support of their products and technologies than we do.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that expand or enhance the ability of their products and technologies to address the needs of our current and prospective customers.  Some of these competitors can also bundle hardware, software, and services together, and offer a more complete set of hardware products and services than we are able to offer. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business, financial condition, operating results, and cash flows, or impair our ability to achieve our desired results.

Certain of our customers, such as Dell, Hewlett-Packard, IBM, Symantec, and Microsoft, presently offer competitive hardware and/or software products and technologies that address many of the problems our products and technologies address.  These customers could decide to manufacture or enhance their own switching, IPMI or other embedded technologies, or systems management or security products, or offer products or technologies supplied by competitors.  Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources than we do, also offer products or technologies that compete with us.  Established companies with hardware manufacturing or network management experience (such as Intel, Cisco, or EMC) could also offer new products, new technologies (such as virtualization), or new solutions that compete with, or reduce the demand for, our products and technologies.

There has been consolidation in the markets in which we compete, which we believe will continue and could lead to increased price competition and other forms of competition as companies attempt to maintain or extend their market positions in the rapidly changing IT industry.  In addition, we may face competition in the future from large established companies or from emerging companies that have not previously entered the market or that do not currently have products that directly compete with our products.  This could lead to more variability in our operating results due to lengthening of the customer evaluation process and/or the loss of business to these competitors, which may adversely affect our business, financial condition, and results of operations.

Our failure to respond to rapid technological change or to introduce successful new products and technologies may result in reduced revenue or revenue growth.

The process of developing or acquiring new products and technologies and enhancing existing products and technologies is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations.  We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services.  After we develop a product, we must then accurately forecast volumes and configurations that meet customer requirements, manufacture appropriate hardware volumes quickly and at low cost and develop cost-effective software solutions, and train our sales force and resellers.  Any delay in the development, production, marketing of, or training for new products or technologies could result in our not being among the first to market, which could further harm our competitive position.

Sales of switching, extension, and remote access products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition.  If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected.  The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards, or changes in pricing structure could render our existing products and technologies and those under development obsolete or unmarketable.  New technologies offered by us or our competitors could compete with our existing products at a lower price, which could reduce our revenue.

Our hardware products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and third party software or technology, and continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, competitive products, product localization, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

Due to our significant reliance on OEM relationships, our hardware development efforts may often be focused on developing new products, technologies, or enhancements for OEM customers.  As a result, our OEM relationships may negatively affect our ability to develop new and enhanced products and technologies for our non-OEM customers.  Moreover, these new products, technologies, or enhancements for OEM customers may not be available to, or readily marketable to, other customers without significant modification and delay.  The expansion, termination, or significant disruption of our relationship with certain OEMs or other customers for whom we devote significant product development resources is likely to result in lost opportunities with respect to the development of products, technologies, or enhancements for our other customers.

We have limited protection of proprietary rights and face risks of third party infringements.

Our future success depends in part upon our ability to protect proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and other countries and  protections provided by confidentiality and nondisclosure agreements and other legal agreements.  These laws and practices, however, afford only limited protection.  There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent or detect misappropriation of our intellectual property or technologies or that our competitors will not independently develop proprietary or other technologies that are substantially equivalent or superior to our products or technologies.  In addition, our proprietary information may be misused or improperly disclosed by third parties entrusted with this information.

The U.S. Patent and Trademark Office has issued several patents to us for various aspects of our products.  We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period.  We also have other United States and foreign patent applications pending.  There can be no assurance that any additional patents will be issued from any of those pending applications or that any patents will be issued in any additional countries where our products can be sold.  Claims allowed in our patents or in any pending patent applications may not be of sufficient scope or strength for, or provide meaningful protection or any commercial advantage to us or such claims may not be upheld if challenged.  Also, competitors may develop their own intellectual property or technologies, obtain their own patents, or challenge the validity of, or be able to design around, our patents.  The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly certain countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our technologies and products.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  Some of the defendants have not yet responded to our complaint.

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights.  Similarly, our competitors or other third parties may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property, and from time to time, third parties notify us that our products may infringe their intellectual property rights, which regardless of merit, requires our time and resources to evaluate and respond.   Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation.  Litigation is expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense, divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination, harm our relationships with existing customers, and deter future customers from purchasing or licensing our products.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the development, manufacture, use, marketing, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology.  There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources.  In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.  In addition, any dispute involving our intellectual property could result in our customers, distributors, or resellers becoming involved in the litigation, which could trigger indemnification obligations in certain of our sales, license, or service agreements.

The IT industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation.  We have in the past been, and we may from time to time in the future be, a party in proceedings alleging infringement of intellectual property rights owned by third parties.  If necessary or desirable, we may seek licenses under such intellectual property rights.  However, licenses may not be offered on terms acceptable to us, or at all.  The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.  Additionally, current or future competitors could obtain patents that may prevent us from developing or selling our products.

We are likely to experience fluctuations in operating results.

We have in the past experienced substantial fluctuations in revenue, bookings, and operating results, on a quarterly and an annual basis, and we expect these fluctuations will continue in the future.  Our operating results will be affected by a number of factors, including, but not limited to:

•                                          The volume, timing, pricing, and contractual terms of orders, particularly from OEMs, resellers, and other large customers, a significant portion of which tend to occur late in each quarter;

•                                          The timing of shipments;

•                                          The timing of new product introductions, new technologies, and enhancements by us and by our competitors, and the possibility that customers may defer purchases of our products in anticipation of these new products, new technologies, and enhancements;

•                                          Changes in or our failure to accurately predict product or distribution and reseller channel mixes, including changes in the mix of software licenses in which revenue is recognized upfront as opposed to deferred over time and changes in the mix of revenue attributable to higher-margin products as opposed to lower-margin sales or services;

•                                          Changes in demand for our products;

•                                          Changes in pricing policies or price reductions;

•                                          Changes in renewal rates for software upgrade protection or maintenance;

•                                          Competition from new products and technologies and price reductions by competitors;

•                                          The availability and cost of supplies, components, or third-party code or content on commercially reasonable terms;

•                                          Compatibility or interoperability of our products with third-party systems and applications;

•                                          Sales and marketing expenses related to entering into new markets, introducing new products, new technologies, and retaining current OEM and other large customers;

•                                          Fluctuations in sales of servers due to changes in technology (such as virtualization), economic conditions, or capital spending levels;

•                                          The amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations; and

•                                          Costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.

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

Our quarterly sales have also reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur toward the end of the quarter, and this trend has become more pronounced in recent periods.  Our acquisition of LANDesk continues this trend with a greater proportion of our software revenue coming from software license and subscriptions booked in the last weeks or days of each quarter.  This uneven sales pattern makes prediction of revenue, earnings, and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our hardware inventory management and logistics systems.  If predicted demand for hardware is substantially greater than orders, there will be excess inventory.  Alternatively, if hardware orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter.  Other developments late in a quarter, such as a systems failure, component pricing movements, actions or announcements from our competitors, global logistics disruptions, or large sales opportunities not being completed when predicted, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.  In addition, accounting requirements associated with satisfying the various elements necessary to recognize software revenue may result in significant fluctuations in our quarterly results.

In order to remain competitive and provide our increasingly sophisticated customers with more options, we have made and expect to continue to make new software purchasing and licensing options available to our customers.  These options may result in an increase in contracts where software revenue is deferred or cash is received over time as opposed to recognition of revenue or payment at or about the time of the purchase or license.

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

•                                          The ratio of sales through indirect channels to direct sales, since indirect sales typically have lower gross margins than direct sales;

•                                          Product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products or technologies (e.g. our software products tend to have higher gross margins);

•                                          Raw materials, freight, and labor costs;

•                                          Introduction of new products, services, and technologies by us and by our competitors; and

•                                          The level of outsourcing of our manufacturing and assembly services for our hardware products.

We expect that our gross margins may vary and may decline in the future primarily due to the factors listed above and to increased competition and the introduction of new products and technologies that may affect product prices and demand for our products.

A substantial portion of our business consists of sales to a limited number of OEM customers that are not obligated to continue doing business with us, and these sales vary considerably from quarter to quarter.

A substantial portion of our sales is concentrated among a limited number of OEM customers.  Sales to these OEMs represented approximately 40% of net sales in 2006, 48% of net sales in 2005, and 45% of net sales in 2004.  Sales to Hewlett-Packard represented approximately 14% of our net sales in 2006, 20% of our net sales in 2005, and 23% of our net sales in 2004.  Sales to Dell represent approximately 14% of net sales in 2006, 15% of our net sales in 2005, and 12% of our net sales in 2004.

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

•                                          Adoption of competing products or technologies developed by third parties for the OEMs, acquisition or internal development of competing products or technologies by the OEMs, or changes in the OEMs’ marketing of competing products or reduced marketing of our products;

•                                          Changes in corporate ownership, financial condition, business direction, sales compensation related to our products, or product mix by the OEMs.

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

We use multiple warehouses for many of our OEM customers to fulfill their hardware orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our hardware products at each of these warehouses to satisfy our OEMs anticipated customer demand, and we generally recognize revenue only when these OEM customers take possession of our hardware products.  We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted.  In addition, our OEM customers have requested, and are likely to continue to request from time to time, that we delay shipment dates or cancel orders for hardware products that are subject to firm orders.  As a result, at any time we may be holding a significant amount of OEM-branded hardware products in inventory, and our sales to OEMs for future quarters are difficult to predict.  The inability to accurately predict the timing and volume of hardware orders for our OEM customers during any given quarter could adversely affect operating results for that quarter and, potentially, for future quarters.  If we underestimate sales, we may not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we may experience increased costs from inventory storage, waste, and obsolescence.

A substantial portion of our business consists of sales to a limited number of resellers and distributors that are not obligated to continue doing business with us, and these sales vary considerably from quarter to quarter.

A substantial portion of our sales consists of sales of our branded products to a limited number of resellers and distributors.  Sales to resellers and distributors represented approximately 56% of net sales in 2006,48% of net sales in 2005, and 52% of net sales in 2004.  The loss of significant revenue opportunities with these resellers and distributors could negatively impact our results of operations.  In addition, many of these customers also have or distribute competing products.  If resellers and distributors elect to increase the marketing of competing products or reduced marketing of our products, our ability to grow our business will be negatively impacted and will impair one of our substantial revenue sources.

Our reseller and distributor business is subject to many risks, including:

•                                          Concentration of business in a limited number of resellers and distributors could result in significant damage to our business upon the termination of our reseller relationship;

•                                          Termination of our reseller and distributor agreements or reduced or delayed orders;

•                                          Difficulty in predicting sales to reseller and distributors who do not have long-term commitments to purchase from us, which requires us to maintain sufficient inventory levels to satisfy anticipated demand;

•                                          Lack of visibility of end user customers and revenue recognition and channel inventory issues related to sales by resellers and distributors;

•                                          Resellers and distributors electing to resale or increase their marketing of competing products or technologies or reduced marketing of our products; and

•                                          Changes in corporate ownership, financial condition, business direction, sales compensation related to our products, or product mix by the resellers and distributors.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations.  We have experienced, and expect to continue to experience, pricing pressures and significant variability in orders from our resellers and distributors, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large reseller and distributors would materially harm our business.  While we have reseller and distributor agreements, none of our resellers or distributors are obligated to purchase products from us.  Consequently, any reseller or distributor could cease doing business with us at any time.  Our dependence upon a few resellers and  distributors could result in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.  In addition, the inability to accurately forecast the timing and volume of orders for sales of branded products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods.  If we underestimate sales, we will not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

We expect to rely increasingly on distributors and resellers, VARs (including LANDesk VARs who are also referred to as “Expert Service Providers” or “ESPs”), and systems integrators for the distribution and sale of our branded hardware and software products.  Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, particularly in Asia, and an increase in the number of customers licensing our products through these expanded channels.  Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers.  We may not be successful in expanding our distributor and reseller relationships.  We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.  Conducting business through indirect sales channels presents a number of risks, including:

•                                          Difficulties in replacing any lost or terminated distributors or resellers;

•                                          Existing or new distributors and resellers may not be able to effectively sell our current or future products or services;

•                                          Potential distributors and resellers deciding not to enter into relationships with us because of our existing relationships with other distributors and resellers with which they compete;

•                                          Our ability to provide proper training and technical support to our distributors and resellers;

•                                          Distributors and resellers electing to place greater emphasis on products or services offered by our competitors; and

•                                          The lack of direct control over the business practices, marketing, sales and services offered by distributors and resellers;

As we expand our distribution and reseller channels, we will also need to expand our sales organization and invest substantial resources toward this expansion.  We may experience difficulty recruiting, training, and retaining qualified sales personnel, and any failure to obtain, train, and keep qualified personnel could limit our ability to sell products.

In addition, distributors and resellers of our hardware products often have rights of return, and in the future, these returns from our existing or any new distributors and resellers may have a material adverse effect on our business, financial condition, and results of operations.  Our agreements with our current distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause, and any new distributor or reseller agreements are likely to contain similar provisions.  Distributors and resellers are not obligated to purchase products from us and frequently offer products from several different companies, including competitors’ products, and distributors and resellers may give higher priority to the sale of our competitors’ products.  A reduction in sales efforts or efficiency by our distributors or resellers could lead to a reduction in our sales and could materially adversely affect our business, financial condition, and results of operations.

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

We have limited ability to control quality issues (particularly with respect to faulty components manufactured by third parties), and we depend upon suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with specifications and delivery schedules.  Disruption in supply, a significant increase in the cost of one or more components, failure of a third party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of our procurement needs could delay or interrupt our ability to manufacture and deliver our products to customers on a timely basis, thereby delaying our revenue recognition and adversely affecting our business, financial condition, and results of operations.

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

Our hardware products are subject to warranty claims and returns.  Increased warranty claims or returns could harm our business.

We typically offer a 30-day unconditional money-back guarantee on our appliance products sold in North America.  We also offer warranties for parts and service on all our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  Although our historical return experience has not been significant, our returns may increase in the future.  An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

For our software products, sales are final and we do not generally allow any returns.  We provide a ninety day warranty on the media used to deliver the software, which is not applicable to electronic downloads, and we often provide a limited warranty (usually no more than ninety days) that our products will function in accordance with the user documentation.

In the future, we may, as a result of competitive pressures or customer demands, change our warranty policies or our warranty terms to provide coverage that is greater in scope and duration than the coverage we currently offer.  If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

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

If we are unable to successfully develop our international distribution and reseller networks and international sales efforts, results of operations may suffer.

We are working to develop, integrate, and expand our international distribution and reseller networks in an effort to increase international sales of switching, extension, remote access, systems management and security software, and other products.  We may not be successful in developing or expanding the international distribution and reseller network or in marketing and selling products in foreign markets, particularly Asia.  If the revenue generated by our international sales is not adequate to recover the expense of establishing, expanding, and maintaining an international distribution and reseller network, our business, financial condition, and results of operations could be materially adversely affected.  If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

•                                          Difficulties in managing foreign distributors and resellers;

•                                          Longer payment cycles and problems in collecting accounts receivable;

•                                          The effects of seasonal customer demand;

•                                          Changes in regulatory requirements;

•                                          Difficulties in meeting the requirements of different international product regulations, including import and export requirements;

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

We are a global company with sales, manufacturing, and research and development efforts around the world.  Sales outside the United States generate approximately half of our revenue, over half of our manufacturing takes place outside the United States, and we have research and development centers in several locations outside the United States.  Accordingly, our business, operating results, future revenue, gross margin, expenses, and financial condition could suffer due to a variety of international factors, including:

•                                          Ongoing instability or changes in a country’s or region’s economic or political conditions, including inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts, particularly in areas where we have offices or other facilities;

•                                          Currency fluctuations, which could contribute to variations in sales of products and technologies and could also affect our reported results expressed in U.S. dollars;

•                                          Longer accounts receivable cycles and financial instability among customers;

•                                          Tax or trade regulations, tariffs, duties, and procedures and actions affecting production, pricing, and marketing of or payments for products;

•                                          Local labor conditions and other regulations;

•                                          Differing technology standards or customer requirements;

•                                          Limited or unfavorable intellectual property protection in certain foreign countries including the loss of proprietary information due to piracy or misappropriation;

•                                          Fluctuations in freight costs and disruptions at important geographic points of exit and entry;

•                                          Natural or manmade disasters, such as earthquakes, tsunamis, hurricanes, typhoons, fires, power shortages, blackouts, or telecommunications failures;

•                                          Medical epidemics, such as avian flu or Severe Acute Respiratory Syndrome (SARS);

•                                          Seasonal reductions in business activity in certain foreign countries, such as the summer months in Europe;

•                                          Compliance with a wide variety of complex laws, treaties, and regulations that increase the risks of doing business in certain foreign countries;

•                                          Restrictions against repatriation of earnings from our international operations;

•                                          Difficulties in staffing and managing international operations, including the difficulty in managing a geographically dispersed workforce;

•                                          Possible non-compliance with our Code  of Conduct or other corporate policies due to inconsistent laws, interpretations, and/or application of corporate standards in foreign countries;

•                                          Increased financial accounting and reporting burdens and complexities; and

•                                          The need to localize our products.

The factors described above also could disrupt our product development and manufacturing, key suppliers, and OEMs and resellers located outside of the United States.  For example, we rely on manufacturers in Asia and Europe for the assembly and manufacture of many of our hardware products, and we conduct substantial software development and testing operations in China.  Accordingly, we are directly affected by economic, political, and military conditions in China.  Any interruption or curtailment of trade between China and its present trading partners could materially adversely affect our product development, product releases, support, business, operating results, and financial condition.

Continued or increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures in the United States, sustained military action or other conflicts, or strained international relations may impair our ability to do business, increase our costs and adversely affect our stock price.  Increased international instability may negatively impact our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations.

Fluctuations in the value of foreign currencies could result in currency exchange losses.

Currently, a majority of our international business is conducted in U.S. dollars.  However, as we expand our international operations, it is likely that international business will increasingly be conducted in foreign currencies.  In particular, the introduction of the euro has led many of our European customers to request or insist that our sales to them be denominated in euros instead of U.S. dollars and sales from our software operations are frequently conducted in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency transaction gains and losses.  In addition, currency fluctuations could also affect our reported results expressed in U.S. dollars.  While we attempt to hedge our foreign currency exposure, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

The sales cycle for our software products is unpredictable, making it difficult to forecast operating results for any given period.

The sales cycle for our software products is typically ninety to one hundred eighty days or longer.  This sales cycle is subject to a number of significant risks over which we have little or no control, including:

•                                          Customers’ budgetary constraints, internal acceptance requirements, and procurement procedures;

•                                          Concerns about the actions or announcements of our competitors and their products;

•                                          Concerns about the future or performance of our company; and

•                                          Changes in economic conditions generally and in the technology market specifically.

For large opportunities, especially for enterprise-wide sales, the sales cycle is often significantly longer than our average sales cycle.  In addition, these large opportunities are more difficult to forecast, and if we do not correctly forecast the timing in a given period, the amount of revenue we recognize in a period could be lower than we expect, which could negatively affect our operating results for the then current period and future periods over which revenue would have been recognized.  In addition, the terms and conditions of the legal agreements for these large opportunities are often based on our customers’ purchase agreements and may contain terms that are generally less favorable to us than our standard terms and conditions. As a result, revenue recognition may be delayed.

Our software revenue is dependent on sales to existing customers or the renewal of annual software upgrade protection or maintenance services by existing customers.

Our LANDesk Division has historically derived, and plans to continue to derive, a significant portion of our total software revenue from existing customers who purchase additional products or annual maintenance or upgrade protection.  We depend on our installed base of software customers for future revenue from the purchase of annual software upgrade protection or maintenance services.  As we introduce new software products, our current customers may not require or desire the functionality of our new products and may choose not to license these products or renew their agreements for maintenance or upgrade protection.  If our customers do not purchase additional products or increased numbers of products already in use, or renew annual software upgrade protection or maintenance services, our ability to increase or maintain revenue levels could be limited to only new customers.

Maintenance revenue related to the licensing of our software products is a significant part of our current and future operating revenue.  In general, maintenance fees increase with the increase in the use of our software.  Accordingly, we receive higher maintenance fees with new license agreements and as existing customers install more of our software products on additional systems.  Due to increased discounting for larger sales opportunities, maintenance fees on a per unit basis for such large deals can be lower than average.  In addition, customers are generally provided reduced annual maintenance percentages for entering into long-term maintenance agreements.  Declines in our license bookings, increases in long-term maintenance agreements, customers electing to migrate to competitive products of find alternatives to our products, and/or increased discounting could lead to reduced software maintenance revenue and reduced gross margins.

Our software products are designed with interoperability or compatibility with many third-party platforms, systems, and applications, the absence of which may harm our business.

Our software products are designed for use with specific third-party platforms, systems, and applications.  We believe the breadth of our integration with such platforms, systems and applications is a significant competitive advantage.  Any significant change in these third party products could result in the loss of interoperability or compatibility with our products, making our products less attractive, increasing our research and development costs in order to modify our products, license new solutions, or develop new products, and potentially harming our future revenue.  Our failure to anticipate, manage and adapt to these risks could result in significant delays in our product releases, changes in our product roadmaps, loss of current customers for whom the lost compatibility is an issue, and damage to our operating results.

Our software products include third-party content or code upon which we rely for the interoperability, integration, development, or updates of our products, and disruption of our access to such code or content could delay product releases, inhibit our compatibility with third party products, and harm our business.

The principal components of our software products are proprietary code and content.  We do, however, rely on some third-party code or content, and we expect to use such third-party code or content in future products. Although we believe that there are adequate alternative sources for the technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or any defects in these products could delay development of future products or enhancement of our future products and harm our revenue.  Use of such third party code or content presents risks such as:

•                                          Owners or licensees of third-party systems could adopt more restrictive policies or impose unfavorable terms and conditions for access to their products making it more difficult for us to make our products compatible with their products and resulting in higher research and development costs for us for the enhancement or modification of our existing products and the development of new products;

•                                          Functionality provided by third-party code or content in our products may become obsolete, defective, or incompatible with future versions of our products, may not be adequately maintained or updated, and we may be unable to find viable alternatives or develop our own proprietary solution;

•                                          Quality, warranty, and support terms vary dramatically when licensing third party code and content, and we have limited ability to control quality issues with third-party code and content and must we depend on our own research and development personnel to evaluate and select third-party code that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third party code or content to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

Any significant termination of a third-party license, change in third-party license provisions, increase in the cost of such third-party code or content, failure of a code or content provider to remain competitive in functionality, or defect in or quality issue with third-party code could delay or interrupt our ability to develop and deliver software products to customers on a timely basis.  This could delay our revenue recognition and adversely affect our business, financial condition, and results of operations and possibly expose us to claims under license agreements with our customers.  Our failure to anticipate, manage, and adapt to these risks could result in significant delays in our products releases, changes in our product roadmaps, and damage to our operating results.

Software errors or bugs, and possible product liability claims related to such errors or bugs, could result in increased costs, damage to our reputation, and loss of market share.

Our software products are generally large and intricate programs.  As a result, our current software products, updates, upgrades or future products may contain errors, failures, or “bugs,” some of which may not become known until after the product has been released by us for use by customers.  While we routinely test our products for such errors and identify and correct bugs through our customer support group, these problems are inevitable.  Any significant errors may result in, among other things, loss of, or delay in, the market acceptance or our products, lost revenue and sales of our products, reallocation of, or increases in, development and customer support resources, impairment to our reputation, loss of future renewal or maintenance revenue, and increased service and warranty costs.  Errors could also result in significant delays in the release of updates, upgrades, or new products while such errors are corrected.  Moreover, because our products primarily support other systems and applications, any software errors or bugs in these other systems or applications may affect the performance of our software, and it may be difficult or impossible to determine where the errors reside.  As a result, product errors, failures, or bugs could result in significant harm to our business and have a material adverse effect on our results of operations.

We may be subject to legal actions or claims for damages related to product errors which could, whether or not successful, increase costs and distract our management and our development and support teams and could harm our business, result in unexpected expenses and damage our reputation.  Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims, and our standard agreements in many jurisdictions also provide that we will not be liable for indirect or consequential damages caused by the failure of our products.  In certain jurisdictions, however, warranty and limitation of liability provisions are not effective.

Use of open source software or technology in our products may reduce our ability to control the quality and support for products and may result in damage to our operating results.

“Open source” software is software that is made widely available by its authors or other third parties and is often licensed on an “as is” for a nominal fee or, in some cases, at no charge.  We have incorporated some open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs. While we have not experienced any material problems as a result of our use of open source software, use of open source software entails significant risks including:

•                                          Open source software or technology becoming competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenue and operating margins;

•                                          Requiring that we make available the source code for any modifications or derivative works we make to or from the open source software, and that we license or contribute such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use;

•                                          Our proprietary software could be combined with open source software in such a way that we would be required to release the source code of our proprietary software; and

•                                          The lack of any warranty, maintenance, or support for most open source software or technology.

We have established processes to help minimize these risks to the extent within our control, including a review process for screening requests from our development organizations for the use of open source, but we cannot be sure that all open source software or technology is submitted for approval prior to use in our products or that all use is in compliance with our corporate policies. These risks, if not eliminated, could negatively affect our business.

Executive officers and other key personnel may depart, which could adversely affect our results of operations and harm our ability to grow the business.

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel and other key employees.  The loss of services of key personnel, including those who recently joined us a result of the Cyclades and LANDesk acquisitions, could have a material adverse effect on our business, financial condition, and results of operations.  We have attempted to mitigate these risks by offering key Cyclades and LANDesk employees retention bonuses (payable only if they continue employment with us for specified periods) and equity awards, but there is the risk that we could nevertheless lose key management, sales, and technical employees.

We have historically used stock options and are currently using restricted stock units as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options are fully vested.  This could affect our ability to retain present employees.  In addition, we are now required to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to grant options to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.

As we expand our international operations, we will be required to recruit and retain experienced management, sales and technical personnel in our international offices, and we expect that the identification, recruitment, training and retention of such personnel will require significant management time and effort and resources.  Competition for employees with the skills required, particularly engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to pay recruiting or agency fees and offer additional compensation or incentives to attract and retain these and other employees, resulting in an increase to our operating expenses.

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

Because our business and operating results depend to a significant extent on the general conditions in the server market, any adverse change in the server market due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  In addition, we continue to see industry-wide initiatives by OEMs and by distributors and resellers of our hardware products to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and our distributor and reseller customers.

Our reorganization efforts may disrupt our business or affect our profitability.

In the first quarter of 2006 we reorganized into five business divisions in an effort to streamline our operations and put vital decisions closer to our customers.  With the acquisition of LANDesk, we have merged our Mobile Solutions Division into the LANDesk operations, and we are making other management changes within the LANDesk Division.  These reorganization efforts could confuse and distract our customers, suppliers, and employees.  In addition, these reorganization efforts could adversely affect or delay our development and introduction of new products and technologies, result in the loss of management, technical, or other key personnel, disrupt our supplier or customer relationships, jeopardize our supplier or sales channels and our branding and marketing efforts, and increase our administrative expense, all of which could affect our profitability.

Our line of credit could adversely affect us and our operations.

In the second quarter of 2006, we obtained a $250,000,000 unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  Interest expense on borrowings and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 87.5 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $125 million, through a well established financial institution.

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

Failure to maintain adequate internal systems and effective internal controls over our financial reporting and information systems could result in our management and auditors being unable to certify the effectiveness of our internal controls over financial reporting and information systems, which could harm our business reputation and cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we implement and maintain adequate internal systems and effective internal controls over financial reporting and information systems.  We have not yet completed our review and assessment of the internal systems and controls over the LANDesk financial reporting and information systems, and we have until December 31, 2007 to do so.  The absence of such controls could have a material adverse effect on our business, financial condition, and results of operations.  In addition, correction of any “significant deficiencies” or “material weaknesses” (as defined under PCAOB guidelines) could require additional remedial measures including hiring additional personnel which could be costly and time-consuming.  If a significant deficiency or material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management and our auditors will be unable to report favorably as to the effectiveness of our control over financial reporting or information systems.  This could result in a loss of investor confidence in the accuracy and completeness of our financial reports and our management, which could result in a decline of our stock price, damage to our business reputation, and potential litigation.

Changes in accounting standards or the interpretation of accounting standards, especially changes related to revenue recognition, could cause significant impact on our revenue or earnings.

Based on our interpretation of current accounting standards, we believe we have properly reported our current sales and license revenue.  New accounting standards or regulations, changes to current accounting standards, or different interpretations of existing accounting standards in the future could result in corresponding changes in our revenue recognition or other accounting policies that could have a material adverse effect on our financial condition and operating results.

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

We could also face significant costs and liabilities in connection with product take-back legislation.  The European Union has finalized the Waste Electrical and Electronic Equipment Directive (WEEE), which makes producers of electrical goods, including computers and peripherals, financially responsible for specified collection, recycling, treatment, and disposal of past and future covered products.  This deadline to enact and implement the directive by individual European Union governments generally was August 13, 2004, although extensions were granted to some countries (such legislation, together with the directive, the “WEEE Legislation”), and producers are financially responsible under the WEEE Legislation beginning in August 2005.  Similar legislation has been or may be enacted in other geographies, including in the United States and Japan, the cumulative impact of which could be significant for us.  We have incurred some costs and will continue to incur costs under the WEEE legislation but the amount and timing of these costs are difficult to predict.

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

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

Our world-wide headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, manufacturing, and distribution facilities, is located in Huntsville, Alabama, on a 24-acre tract of land owned by us in Cummings Research Park.

Our Redmond, Washington facility, which consists of approximately 82,000 square feet of leased space in an industrial office building, contains administrative, sales, marketing, research and development, and distribution operations and is leased through March 2009.  The base rent under the lease is approximately $740,000 per year, plus taxes, insurance, and maintenance of approximately $200,000 per year.

Our LANDesk facility in Salt Lake City, Utah, consists of approximately 56,500 square feet in an office building, and contains administrative, sales, marketing, and research and development operations.  The current base rent under the lease is approximately $653,000 per year, plus taxes, insurance, and maintenance of approximately $327,000 per year and is leased through July 2008.

Our primary international administrative, sales, marketing, research and development, manufacturing, and distribution operations are located in a 129,000 square foot building owned by us in the free trade zone in Shannon, Ireland.

We also own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida.  Our Sunrise facility contains sales, marketing, research and development operations.  In addition, we lease office space in Fremont, California (administrative, sales, marketing, and research and development), Austin, Texas (sales, marketing, and technical), Taipei, Taiwan (administrative, sales, marketing, and research and development  operations), São Paulo, Brazil (administrative, sales, marketing, and research and development operations) and Beijing and Shanghai, China (sales, marketing, and research and development operations).

We also lease sales offices in various United States and international locations, none of which is material to our operations.

We believe that these facilities are sufficient to support our current operations.

Item 3.  Legal Proceedings.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  Some of the defendants have not yet responded to our complaint.

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

	High	Low
Quarter ended December 31, 2006	$38.50	$29.37
Quarter ended September 29, 2006	$31.71	$23.82
Quarter ended June 30, 2006	$34.40	$21.98
Quarter ended March 31, 2006	$34.86	$27.15

Quarter ended December 31, 2005	$33.88	$26.84
Quarter ended September 30, 2005	$35.38	$26.48
Quarter ended July 1, 2005	$29.09	$23.05
Quarter ended April 1, 2005	$40.70	$22.99

As of February 22, 2007, Avocent had approximately 17,100 stockholders including 300 shareholders of record and 16,800 shareholders in nominee name.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ US Index and (ii) the NASDAQ Computer Index for the period beginning January 1, 2002, and ending on December 30, 2006.  The graph assumes that $100 was invested at a per share price of $24.25 on January 1, 2002, the closing price on December 31, 2001, and the reinvestment of any dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

*  $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.  Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

AVOCENT CORPORATION	100.00	91.63	150.60	167.46	112.12	139.59
NASDAQ STOCK MARKET (U.S.)	100.00	69.66	99.71	113.79	114.47	124.20
NASDAQ COMPUTER MFG’S	100.00	67.48	109.37	115.04	107.28	134.84

The information contained above under the caption “Stock Performance Graph” is being “furnished” to the Securities and Exchange Commission and shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Dividend Policy

We have not declared or paid any cash dividends in the past and, for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business.  The payment of dividends is within the discretion of our Board of Directors and will depend on our earnings, capital requirements and operating and financial condition, among other factors.

Equity Compensation Plan Information

Please see Item 12 of this Annual Report on form 10-K for disclosures relating to our equity compensation plans.  Such information is incorporated by reference from our 2007 proxy statement.

Recent Purchases of Treasury Stock

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase up to 2 million shares of our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the programs initial approval, our Board has added 10 million shares to this program and now a total of 12 million shares is authorized to be repurchased, including 2 million additional shares approved by our Board in February 2007.  The plan has no expiration date.  Details of purchases under the plan during 2006 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan (1)

January 1, 2006 — January 27, 2006	50,000	$29.35	2,825,000	1,175,000
January 28, 2006 — February 24, 2006	250,000	$33.59	3,075,000	925,000
February 25, 2006 — March 31, 2006	525,000	$32.55	3,600,000	400,000
Quarter ended March 31, 2006	825,000	$32.67

April 1, 2006 — April 28, 2006	—	$—	3,600,000	400,000
April 29, 2006 — May 26, 2006	1,169,488	$23.64	4,769,488	2,230,512
May 27, 2006 — June 30, 2006	2,793,887	$24.22	7,563,375	2,436,625
Quarter ended June 30, 2006	3,963,375	$24.05

July 1, 2006 – July 28, 2006	948,600	$25.11	8,511,975	1,488,025
July 29, 2006 — August 25, 2006	451,758	$25.54	8,963,733	1,036,267
August 26, 2006 — September 29, 2006	—	$—	8,963,733	1,036,267
Quarter ended September 29, 2006	1,400,358	$25.23

September 30, 2006 — October 27, 2006	200,000	$35.85	9,163,733	836,267
October 28, 2006 — November 24, 2006	410,000	$36.83	9,573,733	426,267
November 25, 2006 — December 31, 2006	240,000	$35.13	9,813,733	186,267
Quarter ended December 31, 2006	850,000	$36.12
Totals for 2006	7,038,733	$26.75

(1)                                  The total shares available for repurchase of  186,267 as of December 31, 2006 does not reflect the additional 2 million shares approved in February 2007.

In August 2006, we re-issued approximately 7,073,000 shares of the repurchased stock above in conjunction with the LANDesk acquisition.

Item 6.  Selected Financial Data.

(Amounts in thousands, except per share data and amounts in note (1) below.)

	2006	2005	2004	2003	2002
Net sales	$519,195	$369,888	$365,255	$304,238	$260,600
Net income (1)	$45,532	$48,349	$18,040	$38,547	$10,738
Basic net income per share	$0.94	$0.98	$0.37	$0.83	$0.24
Diluted net income per share	$0.92	$0.96	$0.36	$0.81	$0.24
Total assets	$1,158,854	$773,751	$770,781	$660,763	$568,607
Unsecured bank line of credit	$150,000	$—	$—	$—	$—

(1)                                  For the periods presented, we recognized charges for acquired in-process research and development expenses for the following acquisitions: $6.0 million for 2C Computing, Inc. in 2002, $3.9 million for Soronti, Inc. in 2003, and $6.5 million for Crystal Link Technologies, $21.7 million for OSA Technologies, Inc. and $1.1 million for Sonic Mobility Inc. in 2004, $2.1 million for Cyclades Corporation and $18.6 million for LANDesk Group Limited in 2006 (see Note 3 to the consolidated financial statements).

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT personnel.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

Our technological innovations include Internet protocol (IP) based switching, centralized management, and intuitive software interfaces.  With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004, and Cyclades Corporation and LANDesk Group Limited in 2006.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our switching systems on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our OEM customers accounted for 40% of sales in 2006, 48% of sales in 2005, and 45% in 2004.  Sales to our branded customers accounted for 60% of sales in 2006, 52% of sales in 2005, and 55% of sales in 2004.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers and accounted for 56% of sales in 2006 and 64% of sales in  2005 and 2004.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 57% of both  2006 and 2005 sales and 59% of 2004 sales.  Sales outside of the United States accounted for 43% of both 2006 and 2005 sales and 41% of 2004 sales. Sales to customers in the Netherlands, including the European distribution facility for one of our OEM customers, accounted for 10% of sales in 2004.  No country outside the United States accounted for more than 10% of 2006 or 2005 sales.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and continue to vest in additional shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  Additionally, many of the stock options previously granted to employees are now fully vested.  During 2006 our board of directors granted both time-based and performance-based restricted stock units (RSUs) with two and three year vestings as our Board moved our equity award program away from traditional stock options.

In the first quarter of 2006, we reorganized our business into five divisions and in the third quarter of 2006, we acquired our sixth division, LANDesk.  As of December 31, 2006, we had the following divisions:

•                                          Management Systems Division, which includes our branded and OEM KVM, serial console, power control, and management appliance businesses;

•                                          Embedded Software and Solutions Division, focused on developing and marketing embedded systems and software, including IPMI and embedded KVM technologies, primarily for our OEM customers;

•                                          Connectivity and Control Division, focused on expanding the markets for our serial, extension, and wireless broadcast, point of sale, and audio-visual products;

•                                          Desktop Solutions Division, which is developing new technologies to enable desktop over IP solutions, including blade computers;

•                                          Mobile Technologies Division, which includes mobile device management and secure wireless systems administration; and

•                                          LANDesk Division, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise.

Our largest division on a revenue basis, Management Systems Division, comprised 82% of our consolidated net revenue in 2006 and 89% in 2005,  LANDesk, our newest division acquired in August, 2006, contributed 7% of net revenue to 2006 despite only being part of Avocent for four months.  Our Embedded Software and Solutions Division, contributed 7% of net revenue in 2006 and 6% in 2005.  The other three divisions and unallocated revenues comprised the remaining 4% of our consolidated net revenues in 2006 and 5% in 2005. See Note 16 in the notes to the consolidated financial statements contained in Item 8 of this document.

In the first quarter of 2007, we merged the Mobile Technologies Division into the LANDesk Division and the Embedded Software and Solutions Division into the Management Systems Division to better focus on the respective customer needs and sales channels.  We believe our new divisions allow us to focus on new technology and growth opportunities to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses Avocent’s research, development and marketing expenditures.

Results of Operations

Our consolidated statements of income, stockholders’ equity, and cash flows reflect the results of acquired companies from the respective dates of acquisition.  The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Years Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	38.0	40.8	41.7
Gross profit	62.0	59.2	58.3
Operating expenses:
Research and development expenses	12.3	15.4	12.4
Acquired in-process research and development expense	4.0	—	8.0
Selling, general and administrative expenses	28.6	24.4	23.2
Acquisition integration expenses	0.8	—	—
Amortization of intangible assets	4.4	5.0	6.7
Total operating expenses	50.1	44.8	50.3
Income from operations	11.9	14.4	8.0
Income from settlement of lawsuit	—	1.4	—
Net investment income	1.6	2.5	1.4
Net realized investment losses	(0.1)	(0.1)	(1.1)
Interest expense	(0.6)	—	—
Other income (expense), net	(0.1)	(0.1)	—
Income before provision for income taxes	12.7	18.1	8.3
Provision for income taxes	3.9	5.0	3.4
Net income	8.8%	13.1%	4.9%

Revised to Earnings Release

On January 25, 2007, we announced our fourth quarter and year ended December 31, 2006 financial results.  In connection with the announcement, we reported net sales for the fourth quarter 2006 increased 57.0% from the fourth quarter 2005 to $167.7 million, and net sales for the year increased to $522.0 million in 2006 from $369.9 million in 2005.  In the earnings release, we noted that one of the contributing factors to our increase in net sales was the LANDesk acquisition.  As announced, LANDesk comprised $28.5 million of total revenues reported for the fourth quarter.  Subsequent to the earnings release, we identified certain transactions that did not meet the necessary revenue recognition criteria and determined that revenues from LANDesk should be lowered by $2.8 million.  As a result, fourth quarter net sales were revised to $164.9 million and our net sales for the year ended December 31, 2006 were $519.2 million.  This revision of revenue, combined with a related approximate $272,000 reduction in sales, general and administrative expense as well as the identification of a $1.2 million tax benefit related to certain 2006 employee stock option exercises not previously recorded, netted to a reduction in net income by approximately $677,000, or approximately $0.01per share.  All necessary corrections to our consolidated financial statements are reflected in the consolidated financial statements included in this Annual Report on Form 10-K.

Years Ended December 31, 2006 and 2005

Net sales.  Our net sales consist of sales of keyboard, video, and mouse console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance agreements, serial connectivity devices, wireless extension products, IPMI, extension, and remote access and management products and technologies, and royalties from licensing our intellectual property.  In 2006, net sales increased to $519.2 million from $369.9 million in 2005.  The increase in sales resulted directly from the contribution of revenue from our Cyclades acquisition, completed March 31, 2006, our LANDesk acquisition, completed August 31, 2006, and increased revenue from our traditional products. Branded sales increased 63% from $191.9 million in 2005 to $311.9 million in 2006.  As a percentage of sales, branded revenue accounted for 60% of sales in 2006 and 52% of revenue in 2005.  OEM sales grew 16% from $178.0 million in 2005 to $207.3 million in 2006.  OEM sales were 40% of sales in 2006, compared to 48% of sales in  2005.  The Cyclades and LANDesk businesses have a significantly smaller portion of their sales to OEM customers than Avocent has historically had, which explains the change in the  percentage mix of our sales.  The continued growth of our digital product line contributed to our sales growth for 2006.  Sales of our digital products and technologies accounted for $280.4 million or 54% of sales in 2006 compared with $196.7 million or 53% of sales in 2005.

From a divisional perspective, revenue from our Management Systems Division, which is comprised primarily of our traditional KVM business as well as revenue from acquired Cyclades’ serial management products, increased to $426.4 million in 2006 from $330.2 million in 2005 and accounted for 82% of our revenue in 2006 and 89% of our revenue in 2005.  Within our Management Systems Division, revenue from our traditional KVM products increased to $351.3 million in 2006 from $311.7 million 2005.  Additionally, revenue from our serial management products, consisting mostly of our Cyclades products, increased to $46.5 million in 2006 from $4.1 million in 2005.  Sales by product line for our Management Systems Division for the years ended December 31,  2006 and 2005 are as follows:

	For the years ended
	December 31, 2006	December 31, 2005
Management Systems Division (MSD) net revenue:
KVM	$351,298	$311,734
Serial Management	46,533	4,124
Other	28,581	14,355
Total MSD net revenue	$426,412	$330,213

The LANDesk Division, resulting from our most recent acquisition on August 31, 2006, contributed $38.7 million of net revenue during 2006 or 7% of our net revenue.  LANDesk’s revenue and bookings are comprised of both license based revenue, primarily LANDesk Management Suite, and subscription based revenue, primarily LANDesk Security Suite, with the growth in bookings from the subscription based revenue outpacing the license based  revenue.  This change in mix has an impact on revenue recognized as subscription revenue is deferred and amortized over the subscription term.  Sales by product line for our LANDesk Division for the years ended December 31,  2006 and 2005 are as follows:

	For years ended
	December 31, 2006	December 31, 2005
LANDesk Division net revenue:
Licenses and royalties	$26,596	$—
Maintenance and services	12,086	—
Total LANDesk net revenue	$38,682	$—

Revenue from our Embedded Software and Solutions Division, which includes our embedded KVM and IPMI solutions and the Agilent product line acquired in the first quarter of 2006, increased to $33.8 million in  2006 from $21.9 million in 2005 and accounted for 6% of our revenue in both  2006 and  2005.  The increase in revenue can be attributed primarily to the increased contribution of the embedded KVM solutions as adoption of these platforms by our OEM customers increases and to the Agilent product line, which we acquired late in the first quarter of 2006. Our other business units, which are more entrepreneurial in nature, continue to work on product development and creating markets for those products already developed.  Combined, these business units grew from $14.5 million in revenue during to 2005 to $16.7 million in revenue during 2006.

International sales accounted for 43% of sales in 2006 and 43% of sales in 2005, while sales within the United States were 57% of sales in 2006 and 57% of sales in 2005.  Both International and U.S. sales increased 40% from 2005 to 2006.  International sales grew to $223.4 million in 2006 from $159.0 million in 2005.  Sales in the U.S. grew to $295.8 million in 2006 from $210.8 million in 2005.  The Cyclades and LANDesk acquisitions and increased sales of our digital products were again the primary drivers for our revenue growth in both the U.S. and internationally.

We traditionally experience a sequential decline in revenue from the fourth quarter to the first quarter of the following year, and we expect the trend to continue from the fourth quarter of 2006 to the first quarter of 2007.  From our experience, many enterprises tend to increase spending for purchases of servers and IT infrastructure equipment and software as a result of year-end capital budget spending, and they tend not to spend as much in the following quarter.

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix, raw materials; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services.  Gross margin improved to 62.0% in 2006 from 59.2% in 2005.  This increase in gross margins resulted from the following factors:

•                 Higher revenue from our digital and serial products as our digital KVM solutions typically carry higher margins than our analog solutions (sold through our Management Systems Division);

•                 Added sales from our LANDesk acquisition, whose products are primarily software with related service and maintenance revenue and the gross  margins typically exceed 90%;

•                 Added sales from our Cyclades branded products, which are sold primarily through our branded channel and, as a result, have a higher gross margin; and

•                 Increased revenue from our embedded solutions in which have higher margins than our traditional KVM products (sold through our Embedded Software and Solutions Division).

These increases to gross margins were somewhat offset by these factors:

•                 Additional costs included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to developed technology and internally developed software for resale;

•                 Additional costs incurred to transition the manufacturing of Cyclades products to Avocent contract manufacturers and transition order fulfillment of Cyclades products to Avocent facilities, which will result in cost savings; and

•                 Additional product costs from implementing recent environmental regulations, particularly in Europe.

We expect that the contributions from our LANDesk division and continued strong sales of our digital KVM and serial products, along with cost savings realized through our integration efforts of the Cyclades acquisition will continue to offset price declines and the additional costs we expect from our environmental regulation compliance efforts in the first quarter of 2007.

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services and materials costs, and are expensed as incurred.  Research and development expenses were $63.9 million, or 12.3% of net sales, in 2006, compared to $56.9 million, or 15.4% of net sales, in 2005.  The increase in the amount spent on research and development is due to the additional costs from the Cyclades and LANDesk acquisitions, including costs related to the Cyclades product integration efforts and the inclusion of equity-based compensation in 2006, following our adoption of SFAS 123R on January 1, 2006.  The additional costs from the acquisitions were partially offset by reduced headcount and certain research and development site closings undertaken during the second half of 2005. As previously stated, we continue to believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

Acquired in-process research and development expense.  Acquisition related expenses in 2006 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $2.1 million for Cyclades and $18.6 million for LANDesk.  There were no acquired in-process research and development expenses during 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  Selling, general and administrative expenses were $148.6 million, or 28.6% of net sales, in 2006 compared to $90.4 million, or 24.4% of net sales, in 2005.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the acquisitions we completed during 2006.  We also experienced higher costs as a result of expensing equity-based compensation awards in 2006 and adding Cyclades and LANDesk’s selling, general and administrative expenses.  However, these higher costs were somewhat offset by the savings resulting from our Cyclades integration efforts later in 2006.  In 2007, we expect selling, general and administrative expenses to benefit from cost savings related to our integration efforts.

Acquisition integration expenses.  We recorded $3.9 million of expenses, or 0.8% of net sales, in 2006 related to costs associated with the integration of Cyclades people, processes, and products into Avocent.  These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the year.  We expect integration costs and severance accruals will be immaterial in the first quarter of 2007.  There were no such charges incurred during 2005.

Amortization of intangible assets.  Amortization of $23.0 million in 2006 includes primarily the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, Sonic Mobility,

Cyclades, and LANDesk.  Amortization of $18.5 million in 2005 was primarily comprised of the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The increase in amortization expense relates primarily to additional amortization expense related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.  Amortization expense is expected to be approximately $9.0 million in the first quarter of 2007.

Stock Compensation.  We adopted SFAS 123 (revised 2004), Share-Based Payments, on January 1, 2006 and as a result recorded stock compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock units, and performance-based restricted stock units, based on estimated fair values. The compensation expense is recorded in each line of our consolidated financial statements based on the department in which an employee works.  In 2006, we expensed $14.6 million of stock based compensation; approximately $1.0 million was recorded in cost of sales, $4.3 million was recorded in research and development expense and $9.3 million was recorded in selling, general and administrative expense. For the years ended  December 31, 2005 and 2004, we recorded stock compensation expense of $2.0 million and $5.7 million, respectively, related to the amortization of deferred compensation recorded as a result of assumed options from acquisitions.  For 2005, $1.1 million was recorded in research and development expense and $876,000 was recorded in selling, general and administrative expense.

For options and restricted stock units outstanding as of December 31, 2006, we expect to record stock-based compensation expense in the first quarter of 2007 in the range of $6.0 million to $7.0 million.  We believe equity based compensation is an important part of our total compensation package and is needed to attract and retain key employees.

Income from settlement of lawsuit.  The $5.0 million of income from the settlement of a lawsuit in 2005 is comprised entirely of the payment received in the second quarter of 2005 as a result of the settled patent infringement lawsuit brought by Avocent against Raritan Computer Inc.  The terms of the settlement provided for an initial payment of $5.0 million related to past product sales by Raritan, with quarterly revenue payments over five years based on Raritan’s sales of covered products.

Net investment income.  Net investment income declined from $9.2 million in 2005 to $7.8 million in 2006.  The decrease in investment income in 2006 was the result of lower cash and investments as a result of funding the purchase of Cyclades in the first quarter of 2006 and the investment of the remaining funds in shorter term investments in order to have cash on hand to fund the cash component of the LANDesk acquisition as well as fund the purchase of treasury shares under our stock buyback program.

Net realized investment gains (losses).  Net realized investment gains (losses) changed from a loss of $83,000 in 2005 to a loss of $254,000 in 2006.

Interest expense.  Interest expense was $3.6 million in 2006.  There were no such expenses in 2005.  Interest expense results from our borrowings under our $250 million unsecured line of credit obtained in 2006, which we used to finance a portion of the LANDesk acquisition.

Other income (expense), net.  Net other income (expense) improved slightly from an expense of $174,000 in 2005 to an expense of $166,000 in 2006.

Provision for income taxes.  The provision for income taxes was $20.2 million in 2006 compared to $18.7 million in 2005.  The effective tax rate in 2006 was approximately 30.7%, compared to an effective tax rate of approximately 27.9% in 2005.  The increase in our effective tax rate over that of 2005 is primarily due to $20.7 million of in-process research and development for the LANDesk and Cyclades acquisitions which was immediately expensed upon purchase.  These items are not currently expected to be deductible for tax purposes and therefore increased the effective tax rate.  The increase in provision for income taxes was also partly the result of the change in mix of our pre-tax profit among our U.S. and international companies and the Company recognized $1.2 million in Valuation allowances on certain deferred tax assets.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006.  The increases were partially offset by decreases in the effective tax rate attributable to employee stock option exercises, tax exempt income from investment securities, and the U.S. research credit.

Net income.  Net income in 2006 was $45.5 million compared to $48.3 million in 2005, as a result of the above factors.  Net income as a percentage of sales for 2006 was 8.8%, compared to 13.1% for 2005.

Years Ended December 31, 2005 and 2004

Net sales.  In 2005, net sales increased to $369.9 million from $365.3 million in 2004.  Despite this year-over-year increase, we experienced a revenue shortfall in the first quarter of 2005, which was primarily due to problems related to the launch of a significant upgrade to the software component of our digital switching systems and lower than expected sales to one of our OEM customers.  The effects of the problems surrounding the product launch continued into the second quarter of 2005.  The increased demand in subsequent quarters is attributed to our OEM customers across all geographic regions and our international branded customers.  OEM sales increased 9% in 2005 over 2004.  Branded sales, however, declined approximately 5% in 2005 from 2004, primarily as a result of the software upgrade launch issues mentioned previously, which reduced our sales in the first and second quarter of 2005.  Branded sales accounted for 52% of sales in 2005 and 55% of sales in 2004.  OEM sales were 48% of sales in 2005 and 45% of sales in 2004.  The continued growth of our digital product line contributed to our sales growth for 2005, as the digital product line contributed over 50% of revenue for all of 2005.  Contributions from IPMI and embedded KVM royalty revenue also increased our net sales.  Sales of our digital products and technologies accounted for $196.7 million or 53% of sales in 2005 compared with $175.0 million or 48% of sales in 2004.  Our IPMI and embedded KVM royalty revenue totaled $22.0 million in 2005, compared to $6.8 million in 2004, the first year we recognized revenue from these technologies.

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

Gross profit.  Gross margins improved to 59.2% in 2005 from 58.3% in 2004.  Gross margin in 2005 benefited from higher sales of our digital products and technologies, which typically have a higher margin than our analog products, and accounted for over 53% of sales in 2005 compared to 48% of sales in 2004.  Gross margins also benefited from our IPMI and KVM embedded royalty revenue, which has higher than our average gross margins.  Gross margin was also positively affected by $3.3 million of Raritan royalty revenue recorded during 2005.  These positive influences on gross margin were partially offset by additional product costs from implementing new environmental regulations, costs related to transitioning to a new contract manufacturer during 2005 and the lower gross margin experienced in the first quarter of 2005, as a result of the revenue shortfall in that quarter.

Research and development expenses.  Research and development expenses were $56.9 million, or 15.4% of net sales, in 2005, compared to $45.4 million, or 12.4% of net sales, in 2004.  The increased research and development expense resulted from an increase in the number of engineers, and an increase in materials, certification, and testing of products in development.  The increase in headcount was the result of the addition of engineers from the acquisitions we completed in 2004 and the hiring of software engineers to support the software development efforts for our Embedded Software and Solutions group.  In addition, research and development expenses include over $800,000 of severance accruals recorded during the second quarter of 2005 related to the closing of three satellite research and development sites.  We continue to believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

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

Amortization of intangible assets.  Amortization of $18.5 million in 2005 and $24.2 million in 2004 primarily includes the amortization of the identifiable intangible assets created as a result of the merger transaction between Apex and Cybex and the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The decrease in amortization expense during 2005 relates primarily to recording no amortization expense for developed technology or patents and trademarks recorded in connection with the merger of Apex and Cybex, as these assets had an estimated life of five years and were fully amortized at the end of the second quarter of 2005.

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

Liquidity and Capital Resources

As of December 31, 2006 our principal sources of liquidity consisted of approximately $108 million in cash, cash equivalents, and investments.  We also have a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  We may use borrowings under the line of credit to fund the purchase of shares in 2007 under our stock repurchase program.  The line of credit currently bears an interest rate of LIBOR plus 87.5 basis points.  There was approximately $150 million outstanding under the line of credit as of December 31, 2006.  We classify the entire obligation as long term as it carries a five year term and has no payment schedule.  We expect to repay the borrowings from future cash flows from operations or potential future capital raising activities.

Our operating activities generated cash of approximately $65.7 million in 2006, $71.0 million in 2005, and $76.5 million in 2004.  The moderate reduction in positive cash flow in 2006 is primarily the result of several factors.  Inventories increased $13.8 million from December 31, 2005 to December 31, 2006, which excludes the impact of $6.6 million of inventory received in the acquisition of Cyclades during the first quarter of 2006.  The increase in inventory was primarily the result of adding inventory related to the transition of Cyclades manufacturing to our contract manufacturers and in anticipation of expected higher sales.  Accordingly, as a result of the increased inventories, our inventory turns decreased to 5.5 in 2006 from 7.9 in 2005.  Our sales volume increased substantially, and as a result, our receivables balance increased by $29.7 million from December 31, 2005 to December 31, 2006, excluding the impact of $9.3 million of receivables recorded at the acquisition of Cyclades and $17.5 million of receivables recorded at the acquisition of LANDesk.  Excluding LANDesk, our DSO improved slightly to approximately 57 days at the end of 2006 compared to 59 days at the end of 2005, and was slightly lower than our goal of 60 days.  The tax benefit from stock-based compensation was reported in cash flow from operations in 2005, but as a result of SFAS 123R, is now reported in financing activities, and accordingly reduced cash flow from operations for 2006.  We also paid certain operating liabilities assumed in the acquisitions of Cyclades and LANDesk.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those from suppliers based in the U.S. and Europe. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  None of our purchase commitments requires payment beyond the next year.

The following table sets forth the annual payments we are required to make under contractual obligations and other commercial commitments for operating leases and for purchases of inventory and services, in thousands, at December 31, 2006.

	Operating Leases	Purchase Commitments

2007	$4,528	$31,112
2008	3,081	—
2009	1,001	—
2010	286	—
2011	214	—
Thereafter	405	—

Total	$9,515	$31,112

We repurchased 7.0 million shares of our common stock during the year ended December 31, 2006 at a cost totaling $188.3 million.  These treasury shares were purchased on the open market through various brokers under the stock repurchase program approved by our Board of Directors.  As of December 31, 2006 we had repurchased 9.8 million shares under the program since the initial approval of the program in 2004. In August 2006, we re-issued approximately 7,073,000 shares of the repurchased stock above in conjunction with the LANDesk acquisition.  Following our Board’s approval of an additional 2 million shares for this program in February 2007, we may repurchase an additional 2.2 million shares under this program and expect to repurchase shares from time to time, particularly to offset dilution from equity compensation awards.

We may also use a portion of our cash and investments for strategic acquisitions of technologies and companies that will enhance and/or complement our existing products and technologies and help increase our sales.

Acquisition of Cyclades Corporation

On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, for approximately $92.7 million in cash plus an additional $1.7 million in transaction costs.  Cyclades also has operations in Sao Paulo, Brazil and Munich, Germany, and at the time of acquisition employed approximately 325 people in 19 locations around the world.  The Cyclades product lines include serial, KVM and power management products.  The acquisition of Cyclades enhances our position in the Linux server and networking infrastructure management market and provides complementary products to our product lines allowing us to provide our customers a more integrated platform for managing their IT infrastructure.  Cyclades had unaudited revenue of approximately $60 million in 2005 and unaudited operating profit of approximately $2 million in 2005.  The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Acquisition of LANDesk Group Limited

On August 31, 2006, we acquired LANDesk Group Limited, a privately-held company based in Salt Lake City, Utah.  LANDesk employs approximately 600 people, located primarily in the United States, Europe, and Asia.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provided for initial total consideration of approximately $407 million, including $200 million in stock, $202 million in cash, and approximately $5 million in estimated fair value of assumed unvested stock options.  As specified within the acquisition agreement, the potential of an earn-out payment to prior shareholders exists should LANDesk achieve certain full year 2006 revenue targets.  As of the date of the Company’s 2006 year end earnings release on January 25, 2007, we estimated the amount of earnout to be approximately $27 million.  Subsequent to the earnings release of January 25, 2007, we became aware of certain items recorded within LANDesk’s revenue that did not meet the revenue recognition criteria under Generally Accepted Accounting Principles. As a result, we do not believe that LANDesk achieved the revenue targets that would cause an earnout payment and we do not believe any earnout payment was earned or payable.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology was capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development costs were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in our annual review of goodwill for impairment.  Additionally, amortization of the other intangible assets acquired and the goodwill recorded may be tax deductible if we make certain tax elections.  We are currently evaluating the impact of these elections which must be made within certain prescribed time periods following the date of acquisition.

 Critical Accounting Policies

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•                                          We review customer contracts to determine if all of the requirements for revenue recognition have been met prior to recording revenue from sales transactions.  We generally record sales revenue for hardware products upon shipment of our products, net of any discounts, since we generally do not have significant post delivery obligations, the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable.  We generally ship products upon receipt of a purchase order from a customer.  We record revenue in accordance with the applicable terms of each respective customer contract.  Accordingly, revenue on products shipped FOB destination is recorded when the customer takes possession of the goods, and revenue on products shipped FOB shipping point is recorded when the goods leave our facilities.  Shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of income.

We generally record royalty revenue from OEMs upon shipment of the related products in which our software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  We generally defer revenue from the sale of extended warranty agreements and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  Our sales agreements generally include a one-month unconditional return policy.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $6.0 million and $2.9 million at December 31, 2006 and 2005, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

We recognize software revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9).  We derive revenue from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element.  Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services. Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement.

Software license revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred.  In instances where vendor obligations remain, revenue is deferred until the obligation has been satisfied.

Revenue from professional services consists of non-recurring engineering services, training and implementation services. Non-recurring engineering and implementation service revenue is recognized as the services are performed for time and materials contracts or upon acceptance on fixed price contracts. Training revenue is recognized as the services are performed.

Maintenance and subscription revenue is recognized ratably over the term of the contract, which is generally twelve to thirty six months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $2.4 million and $1.1 million at December 31, 2006 and 2005, respectively.

We participate in cooperative advertising and market development programs with certain resellers, distributors and OEMs.  We use these programs to reimburse resellers, distributors and OEMs for the actual costs of certain forms of advertising, and in general, allow resellers, distributors and OEMs reimbursement up to a specified percentage of net purchases.  Because our costs associated with these programs are estimated and accrued at the time of sale, we include these costs in sales and marketing expenses in the accompanying consolidated statements of income.

•                                          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $5.6 million and $4.6 million at December 31, 2006 and 2005, respectively.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.5 million at both December 31, 2006 and 2005.

•                                          We hold investments in various publicly traded debt securities, including mortgaged-backed and other asset-backed securities.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against these investments in 2006, 2005 or 2004.

We also invest in privately held entities and generally record our investments in these entities at cost or we use the equity method if we have the ability to exercise significant influence over the entity.  We review our investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that we will not recover our initial investment.  We record impairment charges on investments having a carrying value that is greater than the value that we would reasonably expect to receive in an arm’s length sale of the investment.  We recorded $3.5 million of write-downs against such investments for the year ended December 31, 2004.  We did not record any such write-downs against these investments in 2006 or in 2005.  As of December 31, 2006 our net carrying value of such investments is nil as we do not expect to recover these investments.

•                                          We enter into interest rate swap agreements in accordance with our risk management policy to partially reduce risks related to our floating rate line of credit which is subject to changes in the market rate of interest.  We do not use derivative instruments for trading purposes.  We record the fair value of interest rate swap agreements in other assets or liabilities on the consolidated balance sheet.  Changes in the fair value of interest rate swap agreements that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).  Those changes are released from OCI to the consolidated statement of income as interest expense contemporaneously with the earnings effects of the hedged item (the underlying debt agreement).  The settled amount of a swap that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the consolidated statement of income over the term of the underlying debt agreement designated as the hedged item.  Changes in the fair value of interest rate swap agreements that are not effective as hedges are recorded immediately in the consolidated statement of income as interest expense.  We have designated our interest rate swap agreement as a cash flow hedge.  Cash flows from hedging activities are reported in the consolidated statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from operations.

•                                          Our annual tests for goodwill impairment, performed in the fourth quarters of 2006, 2005 and 2004, determined that no adjustment for impairment was required.  As a result of our divisional reorganization, as of January 1, 2006 we re-allocated our existing goodwill to each of our reporting units based on the relative fair value of each reporting unit in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.  An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2006, 2005, or 2004.

•                                          We account for income taxes using the asset and liability method.  We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and for known contingencies.  Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, acquired intangible assets, operating losses and credit carryforwards. We intend to permanently reinvest earnings from our foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these un-remitted earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have approximately $4.2 million and $554,000 of valuation allowances recorded against deferred tax assets arising from certain foreign subsidiaries operating losses and certain state research credits at December 31, 2006 and 2005, respectively.  Tax contingencies are recorded to address potential exposures involving tax positions we have taken that could be challenged by tax authorities.  These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations.  Our tax contingencies contain assumptions based on past experiences and judgments about potential actions taken by taxing jurisdictions.  The ultimate resolution of these matters may be greater or less than the amount that we have provided.

Recently Issued Accounting Standards

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  We will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  We have commenced the process of evaluating the expected effect of FIN 48 on our consolidated financial statements and currently expect its adoption will not have a material impact on our consolidated results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and we adopted it in the fourth quarter of 2006. The implementation of SAB 108 did not have a material impact on our consolidated results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.  We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2006.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 87.5 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $125 million, through a well established financial institution.

In addition, we face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of December 31, 2006, we had one open forward contract with a fair value of zero.

Item 8.  Financial Statements.

Management’s Report on Internal Control over Financial Reporting

Management of Avocent Corporation is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of Avocent’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 was effective.  As allowed under Section 404 of the Sarbanes-Oxley Act of 2002, management has excluded LANDesk Group Limited from this assessment.   The Act allows the exclusion of entities acquired during a company’s fiscal year from its assessment.  As LANDesk was acquired late in 2006, the Company has elected to exclude LANDesk and its subsidiaries from this assessment.  LANDesk revenue included in the Company’s consolidated financial statements totaled $38.7 million in 2006, and total assets, including acquired intangible assets, were $500.0 million at December 31, 2006.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages 44 and 45, which expresses unqualified opinions on management’s assessment of the effectiveness of internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avocent Corporation:

We have completed integrated audits of Avocent Corporation’s (the “Company’s”) consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing on page 43 that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting on page 43, management has excluded LANDesk Group Limited (“LANDesk”) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during August 2006.  We have also excluded LANDesk from our audit of internal control over financial reporting.  LANDesk is a wholly-owned subsidiary whose total assets and total revenues represent approximately $500,022,000 and $38,682,000 respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
March 1, 2007

Avocent Corporation

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except per share data)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$81,301	$66,425
Investments maturing within one year	25,864	227,478
Accounts receivable, less allowance for doubtful accounts of $2,449 and $1,129 at December 31, 2006 and 2005, respectively	126,471	68,712
Other receivables	13,365	8,328
Inventories, net	41,765	21,178
Other current assets	3,904	2,196
Deferred tax assets, net	7,355	4,054
Total current assets	300,025	398,371

Investments	987	51,939
Property and equipment, net	38,004	36,801
Goodwill	607,488	269,992
Other intangible assets, net	209,674	15,763
Other assets	2,676	885
Total assets	$1,158,854	$773,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,260	$13,069
Accrued wages and commissions	25,511	10,500
Accrued liabilities	29,754	17,206
Income taxes payable	17,364	11,270
Deferred revenue, current	44,453	1,702
Total current liabilities	133,342	53,747

Unsecured bank line of credit	150,000	—
Deferred tax liabilities, net	30,377	2,564
Deferred revenue, non-current	10,070	1,065
Other non-current liabilities	1,222	1,053
Total liabilities	325,011	58,429

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2006 — 53,382 shares issued and 50,642 outstanding; 2005 — 51,612 shares issued and 48,837 outstanding	53	52
Additional paid-in capital	1,185,114	1,104,899
Accumulated other comprehensive income (loss)	65	(497)
Accumulated deficit	(261,971)	(307,503)
Treasury stock, at cost; 2006 — 2,741 shares; 2005 — 2,775 shares;	(89,418)	(81,629)
Total stockholders’ equity	833,843	715,322

Total liabilities and stockholders’ equity	$1,158,854	$773,751

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Net sales:
Products and services	$464,079	$347,858	$360,533
Licenses and royalties	55,116	22,030	4,722
Total net sales	519,195	369,888	365,255

Cost of sales:
Products and services	193,352	151,043	152,400
Licenses and royalties	4,071	—	—
Total cost of sales (includes $978 of stock compensation expense and $3,577 of intangible asset amortization in 2006)	197,423	151,043	152,400

Gross profit	321,772	218,845	212,855

Research and development expenses (includes $4,302 of stock compensation expense in 2006)	63,866	56,885	45,353
Acquired in-process research and development expense (Note 3)	20,700	—	29,260
Selling, general and administrative expenses (includes $9,307 of stock compensation expense in 2006)	148,345	90,354	84,823
Acquisition integration expenses	3,904	—	—
Amortization of intangible assets	23,049	18,509	24,279

Total operating expenses	259,864	165,748	183,715

Income from operations	61,908	53,097	29,140

Income from settlement of lawsuit	—	5,000	—
Net investment income	7,825	9,246	5,133
Net realized investment losses	(254)	(83)	(3,804)
Interest expense	(3,621)	—	—
Other income (expense), net	(166)	(174)	23

Income before provision for income taxes	65,692	67,086	30,492

Provision for income taxes	20,160	18,737	12,452

Net income	$45,532	$48,349	$18,040

Net income per common share:
Basic	$0.94	$0.98	$0.37

Diluted	$0.92	$0.96	$0.36

Weighted average common shares outstanding:
Basic	48,548	49,318	48,964

Diluted	49,475	50,254	50,530

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

				Unrealized Gain (Loss)	Unrealized Gain	Foreign Currency	Retained Earnings
	Common Stock		Additional Paid-In	on	(Loss) on Cash	Translation	(Accumulated	Deferred
	Shares	Amount	Capital	Investments	Flow Hedge	Adjustment	Deficit)	Compensation	Treasury Stock	Total
Balance, December 31, 2003	47,350	$47	$982,218	$163	$—	$64	$(373,892)	$(1,443)	$—	$607,157
Acquisition of Crystal Link Technologies	107	—	3,500	—	—	—	—	—	—	3,500
Acquisition of OSA Technologies	1,229	1	54,707	—	—	—	—	(6,351)	—	48,357
Net income	—	—	—	—	—	—	18,040	—	—	18,040
Change in foreign currency translation adjustment	—	—	—	—	—	167	—	—	—	167
Change in net unrealized gain (loss) on investments, net of deferred income tax benefit of $207	—	—	—	(450)	—	—	—	—	—	(450)
Issuances of common stock	1,646	2	29,085	—	—	—	—	—	—	29,087
Income tax benefit from exercise of stock options	—	—	5,748	—	—	—	—	—	—	5,748
Stock-based compensation	—	—	(87)	—	—	—	—	5,756	—	5,669
Purchase of 100 shares of treasury stock	—	—	—	—	—	—	—	—	(3,978)	(3,978)
Balance, December 31, 2004	50,332	50	1,075,171	(287)	—	231	(355,852)	(2,038)	(3,978)	713,297
Net income	—	—	—	—	—	—	48,349	—	—	48,349
Change in foreign currency translation adjustment	—	—	—	—	—	(226)	—	—	—	(226)
Change in net unrealized gain (loss) on investments, net of deferred income tax benefit of $138	—	—	—	(215)	—	—	—	—	—	(215)
Issuances of common stock	1,280	2	25,089	—	—	—	—	—	—	25,091
Income tax benefit from exercise of stock options	—	—	4,663	—	—	—	—	—	—	4,663
Stock-based compensation	—	—	(24)	—	—	—	—	2,038	—	2,014
Purchase of 2,675 shares of treasury stock	—	—	—	—	—	—	—	—	(77,651)	(77,651)
Balance, December 31, 2005	51,612	52	1,104,899	(502)	—	5	(307,503)	—	(81,629)	715,322
Acquisition of LANDesk Group Limited	—	—	23,408	—		—	—	—	180,529	203,937
Net income	—	—	—	—		—	45,532	—	—	45,532
Change in foreign currency translation adjustment	—	—	—	—		606	—	—	—	606
Change in net unrealized gain on investments, net of deferred income tax of $165	—	—	—	412	—	—	—	—	—	412
Change in net unrealized gain (loss) on cash flow hedge, net of deferred income tax of $152					(456)					(456)
Issuances of common stock	1,770	1	37,645	—	—	—	—	—	—	37,646
Income tax benefit from exercise of stock options	—	—	4,575	—	—	—	—	—	—	4,575
Stock-based compensation	—	—	14,587	—	—	—	—	—	—	14,587
Purchase of 7,038 shares of treasury stock	—	—	—	—	—	—	—	—	(188,318)	(188,318)
Balance, December 31, 2006	53,382	$53	$1,185,114	$(90)	$(456)	$611	$(261,971)	$—	$(89,418)	$833,843

Comprehensive income in 2006 of $46,094 consists of $45,532 of net income, $412 of unrealized gain on investments (net of deferred income taxes), $456 of unrealized loss on an interest rate swap (net of deferred income taxes), and $606 of foreign currency translation adjustment.  The unrealized loss on investments is net of $165, net of $89 tax benefit, of realized losses that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.

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

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$45,532	$48,349	$18,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,689	7,037	6,222
Amortization of intangible assets	26,626	18,509	24,279
Stock-based compensation	14,587	2,014	5,669
Acquired in-process research and development expenses	20,700	—	29,260
Other-than-temporary decline in fair value of investments	—	—	3,450
Amortization of premium (discount) on investments	(213)	934	3,236
Net (gain) loss on sales of investments	254	810	354
Net gain on sale of property held for lease	—	(727)	—
Deferred income taxes	(8,261)	(3,973)	(7,548)
Income tax benefit from exercise of stock options	—	4,663	5,748
Excess tax benefit from stock-based compensation	(4,575)	—	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(29,696)	(7,763)	(15,668)
Inventories, net	(13,758)	54	238
Other assets	(1,339)	(5,146)	162
Accounts payable	(12,387)	3,905	(1,447)
Accrued liabilities, wages and commissions	8,347	(1,697)	2,080
Income taxes, receivable and payable	(4,527)	2,776	1,831
Other liabilities	15,722	1,241	615
Net cash provided by operating activities	65,701	70,986	76,521
Cash flows from investing activities:
Purchase of LANDesk, net of cash acquired	(202,194)	—	—
Purchase of Cyclades, net of cash acquired	(91,982)	—	—
Purchase of other intangibles	(5,329)	—	—
Purchase of Sonic Mobility, OSA and Crystal Link, net of cash acquired	—	—	(61,631)
Purchases of property and equipment	(4,750)	(3,798)	(7,137)
Proceeds from sale of property held for lease	—	1,912	—
Purchases of available-for-sale investments	(159,799)	(360,839)	(306,634)
Proceeds from maturities and sales of available-for-sale investments	412,922	364,758	243,634
Net cash provided by (used in) investing activities	(51,132)	2,033	(131,768)
Cash flows from financing activities:
Repayment of short-term debt assumed in acquisitions	(1,965)	—	(1,797)
Borrowings under unsecured line of credit, net	150,000	—	—
Payment of debt financing costs	(2,005)	—	—
Excess tax benefit from stock-based compensation	4,575	—	—
Proceeds from employee stock option exercises	37,646	19,059	25,876
Proceeds from employee stock purchase plan	—	6,032	3,211
Purchases of treasury stock	(188,318)	(76,279)	(3,978)
Net cash (used in) provided by financing activities	(67)	(51,188)	23,312

Effect of exchange rate changes on cash and cash equivalents	374	(130)	167

Net increase (decrease) in cash and cash equivalents	14,876	21,701	(31,768)
Cash and cash equivalents, beginning of year	66,425	44,724	76,492

Cash and cash equivalents, end of year	$81,301	$66,425	$44,724

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$26,788	$14,487	$12,496

Cash paid during the year for interest	$2,986	$—	$—

(1)Supplemental disclosure — In addition to the cash paid at the respective closings, the Company issued 7,073 shares of its common stock valued at $199,528 to LANDesk shareholders in 2006, 107 shares of its common stock valued at $3,500 to Crystal Link shareholders, and 1,229 shares of its common stock valued at $45,831 to OSA shareholders in 2004. The issuance of common stock was recorded as non-cash consideration for the acquisitions.

(2) Supplemental disclosure — The Company recorded the purchase of 50 treasury shares at the end of 2005 for $1,372 and recorded a liability in the same amount as the transaction settled after year-end.  The cash-flow has been adjusted for this non-cash transaction.

(3) Supplemental disclosure — The Company recorded an unrealized loss on cash flow hedge of $456, net of deferred income tax.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands, except per share data)

1.                                      Nature of Business and Basis of Presentation

Avocent Corporation (the Company or Avocent) designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  The Company (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT personnel.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on Avocent’s software and hardware products and technologies for managing their growing IT infrastructure.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Crystal Link Technologies (“Crystal Link”), which was acquired on January 6, 2004, OSA Technologies, Inc. (“OSA”), which was acquired on April 6, 2004, Sonic Mobility Inc. (“Sonic Mobility”), which was acquired on August 31, 2004, Cyclades Corporation (“Cyclades”), which was acquired on March 30, 2006 and LANDesk Group Ltd. (“LANDesk”), which was acquired on August 31, 2006.

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

Inventories — Raw materials, work in process and finished goods inventories are recorded using the lower of cost or market, with cost being determined using the first-in first-out (FIFO) method.  The Company uses standard costs for material, labor and overhead to value its inventory and reviews and revises its standards on a quarterly basis. Therefore, inventory costs approximate actual costs at the end of each reporting period.  The Company writes down inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.

Financial Instruments — The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company’s unsecured bank line of credit bears a variable interest rate; therefore, the carrying value of the debt obligation approximates fair value.  The Company’s interest rate swap and short term forward contracts are reported at fair value in the consolidated financial statements.

Unsecured Bank Line of Credit — The Company classifies the entire obligation under its unsecured line of credit as long term as it carries a five year term and has no payment schedule.

Investments — The Company’s investments consist primarily of bank deposits, corporate bonds, commercial paper, asset-backed securities, municipal bonds, U.S. government agency securities, and mortgage-backed securities guaranteed by U.S. government agencies.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes. All investments are classified as available-for-sale securities at December 31, 2006 and 2005.  Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Certain investments with original maturities of less than 90 days are classified as short term investments when such are a part of our investment portfolio.  Realized gains and losses are accounted for on the specific identification method.

The Company also invests in privately-held companies and generally records its investments in these entities at cost or using the equity method if the Company has the ability to exercise significant influence over the entity.  The Company’s carrying value for such investments was nil as of December 31, 2006 and 2005.  These investments are included in total long-term investments in the accompanying consolidated balance sheets.  The Company reviews its investments in these entities periodically to determine if circumstances (both financial and non-financial) exist that indicate that the investment will not be recovered.  Impairment charges are recorded on investments having a basis that is greater than the value that the Company would reasonably expect to receive in an arm’s length sale of the investment.  The Company recognized no impairment losses on these investments in 2006 and 2005, and $3,450 in 2004 (see Note 5).

Property Held for Lease — Property held for lease, which was sold in the fourth quarter of 2005,  was carried at cost, less accumulated depreciation, which was computed using the straight-line method over the estimated useful lives of the assets. Rental income from this property was recorded on a monthly basis in accordance with the lease terms. Initial direct costs were deferred and matched against rental income over the initial term of the lease (see Note 6).  Net rental income was reported within net investment income.

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

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful Life
Land improvements	30 years
Buildings	39 years
Leasehold improvements	Lesser of lease term or useful life
Computer software and equipment	3 — 5 years
Other equipment	3 — 5 years

Other Intangible Assets — Other intangible assets include acquired intangible assets and capitalized costs directly incurred in obtaining an intangible.  Other intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Description	Useful Life
Developed technology	3 — 5 years
Core technology	6 years
Patents and trademarks	5 — 7 years
Customer base and certification	3 — 7 years
Maintenance contracts	5 years
Non-compete agreements	3 years (contract period)
Other intangible assets	3 — 7 years

Long-Lived Assets — The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2006, 2005 or 2004.

Goodwill — The Company records goodwill when the cost of an acquired entity exceeds the net amounts assigned to the assets acquired (including other identified intangible assets) and liabilities assumed.  The Company performed an annual impairment test of goodwill in the fourth quarters of 2006, 2005 and 2004.  The tests conducted during 2006, 2005 and 2004 concluded that there had been no impairment of goodwill and that no adjustments were required (see Note 8).

Allowance for Doubtful Accounts — Prior to extending credit to a new customer, the Company performs a detailed credit review of the customer and establishes credit limits based on the results of the credit review. The Company reviews collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in the Company’s allowance for doubtful accounts may be required. The Company’s allowance for doubtful accounts was $2,449 and $1,129 at December 31, 2006 and 2005, respectively.

Allowance for Sales Returns — The Company’s sales generally include a one-month unconditional return policy.  The Company also allows additional rights of return to certain of its distributors, which generally extend the return period to 90 days. The Company reserves for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $6,038 and $2,877 at December 31, 2006 and 2005, respectively. The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

Liability for Warranty Returns — The Company’s products generally include warranties of one to three years for product defects. The Company accrues for warranty returns at cost to repair or replace products. The Company also offers extended warranties to customers and recognizes the revenue associated with the extended warranties over the life of the warranty (see Note 9).  The liability for warranty returns totaled approximately $2,486 and $2,536 at December 31, 2006 and 2005, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation — On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, based on estimated fair values.  SFAS 123R supersedes SFAS No. 123 Accounting for Stock Based Compensation  and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which the Company previously applied, for periods beginning before fiscal 2006.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R.  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of our fiscal 2006 year.  Avocent’s consolidated statement of income for the year ended December 31, 2006 reflects the impact of SFAS 123R.  In accordance with the modified prospective transition method, Avocent’s consolidated statements of income for prior periods have not been retroactively adjusted to reflect the impact of SFAS 123R.  New awards are valued and accounted for prospectively upon adoption.  Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in the consolidated statements of income over their remaining requisite service periods.

Prior to the adoption of SFAS 123R, the Company recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS No. 123, Accounting for Stock-based Compensation Expense (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recorded in Avocent’s consolidated statements of income prior to January 1, 2006, other than as related to deferred compensation recorded as a result of options assumed upon acquisitions, because the exercise price of Avocent’s stock options granted equaled the fair market value of the underlying stock at the date of grant.  In the Company’s pro-forma disclosures required under SFAS 123, Avocent accounted for forfeitures as they occurred.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model for stock options or using the current share price for awards of restricted stock units.  The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of income.  Stock-based compensation expense recognized in Avocent’s consolidated statement of income for 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation expense for all stock option and time-based restricted stock unit payment awards are recognized using the ratable single-option approach. Compensation expense for performance-based restricted stock unit payment awards are recognized using the FIN 28 tranche-based approach based on an estimate of expected outcomes.  Stock-based compensation expense recognized in Avocent’s consolidated statements of income for 2006 is based on awards ultimately expected to vest; therefore, the expense has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company uses the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock options on the date of grant under SFAS 123R.  The Black-Scholes Model requires the input of certain assumptions that involve judgment.  Because Avocent’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of its employee stock options.  The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation.  If circumstances change, and additional data becomes available over time, the Company may change its assumptions and methodologies, which may materially impact the fair value determination.

The Company has elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based

Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital-in-excess-of-par pool and the consolidated statements of cash flows.  Prior to the adoption of SFAS 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows.  In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows.  Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.  The income tax benefits from stock option exercises totaled approximately $4,575, $4,663, and $ 5,748 for years ended December 31, 2006, 2005, and 2004, respectively.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the year ended December 31, 2006, which was allocated as follows:

2006

Cost of sales	$978

Research and development	4,302
Selling, general and administrative	9,307

Stock-based compensation expense included in operating expenses	13,609

Total stock-based compensation expense	14,587
Tax benefit	(4,862)

Total stock-based compensation expense, net of tax	$9,725

For the years ended  December 31, 2005 and 2004, the Company recorded stock compensation expense of $2,014 and $5,669, respectively, related to the amortization of deferred compensation recorded as a result of assumed options from acquisitions.  For 2005, $1,138 was recorded in research and development expense and $876 was recorded in selling, general and administrative expense.  For 2004, $190 was recorded in cost of goods sold, $2,455 was recorded in research and development expense and $3,024 was recorded in selling, general and administrative expense.

The table below illustrates the effect on net income and earnings per share as if the Company had applied the fair-value recognition provisions of SFAS 123 to all of its employee stock-based compensation awards for periods prior to the adoption of SFAS 123R.

	2005	2004
Net income — as reported	$48,349	$18,040
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,014	5,617
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,684)	(31,805)
Net income (loss) — pro forma	$21,679	$(8,148)

Basic earnings per share — as reported	$0.98	$0.37
Basic earnings (loss) per share — pro forma	$0.44	$(0.17)
Diluted earnings per share — as reported	$0.96	$0.36
Diluted earnings (loss) per share — pro forma	$0.43	$(0.17)

The Company estimates the fair value of options using the Black-Scholes Model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of the Company’s stock price and employee exercise behaviors.  The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107.  The weighted-average estimated fair value of stock options granted to employees during the year ended December 31, 2006 was $13.07 per share using the Black-Scholes Model with the following weighted-average assumptions:

Expected volatility	44.23%
Risk-free interest rate	4.85%
Expected dividend yield	—
Expected life (in years)	4.31

The Company based its estimate of expected volatility for the year ended December 31, 2006 on the sequential historical daily trading data of Avocent’s common stock for a period equal to the expected life of the options granted.  The selection of the historical volatility approach was based on available data indicating the Company’s historical volatility is as equally representative of its future stock price trends as is implied volatility.

The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted.  The dividend yield is based on the Company’s historical and expected dividend payouts.

The expected life of Avocent’s employee stock options is based upon historical exercise and cancellation activity of its previous stock-based grants with a ten-year contractual term.

Stock-based compensation expense recognized in the Company’s consolidated statements of income for the year ended December 31, 2006 is based on options and restricted stock units ultimately expected to vest, and has been reduced for estimated forfeitures.  These estimates were based upon historical forfeiture experience.

The Company has used third-party analyses to assist in developing some of the assumptions used in its Black-Scholes Model.  The Company will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation.  If circumstances change, and additional data becomes available over time, the Company may change its assumptions and methodologies, which may materially impact our fair value determination.

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, options granted typically do not vest for several years and additional awards are made each year.  However, on April 29, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of certain options (see Note 14) resulting in additional pro-forma expense of approximately $13,000, before tax, in 2005.  The weighted-average estimated value of stock options granted to employees and directors during the years ended December 31, 2005 and 2004 was $7.00 per share and $17.36 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	2005	2004
Dividend yield	—	—
Expected life (years)	1.8	4.3
Expected volatility	45.3%	43.4%
Risk-free interest rate	3.60%	3.03%

Concentrations of Customer Base and Credit Risk — Three customers each exceeded 10% of the Company’s sales for 2006, while four customers exceeded 10% of the Company’s sales for 2005 and 2004.  The three customers accounted for 40% of net sales in 2006, while the four customers accounted for 55% of sales in 2005 and 57% of sales in 2004.  Sales to these customers are reported primarily through Management Systems Division, but also through the Embedded Software and Solutions and LANDesk divisions.  Accounts receivable from these customers represented approximately 30% of trade receivables at December 31, 2006 and 61% of trade receivables at December 31, 2005.  The Company’s top five customers, which include three OEMs and two distributors, accounted for 56% of net sales for 2006 and 64% in both 2005 and 2004.

The Company places cash and investments in several high-quality financial institutions and seeks to limit the credit exposure from any one institution, issuer or instrument.  The Company also faces interest rate risk on its bank line of credit which currently bears interest at a variable rate of LIBOR plus 87.5 basis points.  The Company has partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $125 million, through a well established financial institution.

Income Taxes — The Company accounts for income taxes using the asset and liability method. The Company provides for income taxes currently payable and, in addition, provides deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and for known tax contingencies. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, and acquired intangible assets, operating losses, and state research credit carryforwards.  The Company intends to permanently reinvest its earnings from foreign subsidiaries in its international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Tax contingencies are recorded to address exposures involving tax positions taken which could be challenged by tax authorities.

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

The Company uses forward contracts to reduce its foreign currency exposure related to the net cash flows from its European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in receivables or payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. At December 31, 2006 and 2005, the Company had one such contract outstanding with a fair value of zero.

Derivative Instruments and Hedging Activities — The Company enters into interest rate swap agreements in accordance with its risk management policy to partially reduce risks related to its floating rate line of credit which is subject to changes in the market rate of interest.  The Company does not use derivative instruments for trading purposes.  The Company records the fair value of interest rate swap agreements in other assets or liabilities on the consolidated balance sheet.  Changes in the fair value of interest rate swap agreements that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).  Those changes are released from OCI to the consolidated statement of income as interest expense contemporaneously with the earnings effects of the hedged item (the underlying debt agreement).  The settled amount of a swap that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the consolidated statement of income over the term of the underlying debt agreement designated as the hedged item.  Changes in the fair value of interest rate swap agreements that are not effective as hedges are recorded immediately in the consolidated statement of income as interest expense.  The Company has designated its interest rate swap agreement as a cash flow hedge.  Cash flows from hedging activities are reported in the consolidated statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from income.

Revenue Recognition — The Company generally records sales of its hardware products upon shipment of the related product, net of any discounts as the Company generally has no significant post delivery obligations, the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Revenue on products shipped FOB destination is recorded when the customer takes possession of the goods, and revenue on products shipped FOB shipping point is recorded when the goods leave our facilities. The Company’s shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of operations.

The Company generally records royalty revenue from OEMs upon shipment of the related products in which its software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  The Company generally records license revenue from sales of its software upon shipment or electronic transfer of the software.  The Company generally defers revenue from the sale of extended warranty agreements and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

The Company recognizes software revenue in accordance with Statements of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9). The Company derives revenue from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element. Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services. Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement.

Software license revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred.  In instances where vendor obligations remain, revenue is deferred until the obligation has been satisfied.

Revenue from professional services consists of non-recurring engineering services, training and implementation services. Non-recurring engineering and implementation service revenue is recognized as the services are performed for time and materials contracts or upon acceptance on fixed price contracts. Training revenue is recognized as the services are performed.

Maintenance and subscription revenue is recognized ratably over the term of the contract, which is generally twelve to thirty six months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

Research and Development Expense — Research and development costs are expensed as incurred. In-process research and development obtained through acquisitions of other companies is expensed upon consummation of the acquisition.

Software Development Costs —Development costs for software to be sold, integrated into other Company products or otherwise marketed are included in research and development costs and are expensed as incurred. After technological feasibility is established, software development costs are capitalized. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or using the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, through December 31, 2006, the Company has not capitalized any software development costs.  Certain developed software included in other intangible assets as a result of a business combination is amortized as a component of cost of sales in the accompanying statements of income.

Advertising Expense — Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $7,807, $7,517 and $6,254 for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company participates in cooperative advertising and market development programs with certain, resellers, distributors and OEMs.  These programs are used by the Company to reimburse resellers, distributors and OEMs for the actual costs of certain forms of advertising, and in general, allow resellers, distributors and OEMs reimbursement up to a specified percentage of net purchases. The Company’s costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

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

Interest Expense — Interest expense consists of interest and amortization of debt issuance costs related to the bank line of credit, and includes  the effects of the Company’s interest rate swap hedge.

Loan Origination Costs —The Company records costs incurred directly related to obtaining the line of credit in accordance with APB 21, Interest on Receivables and Payables.  Under this method, the Company capitalizes loan origination costs and amortizes the costs over the life of the agreement under the straight-line method as the related interest expense is not materially different than the expense calculated under the interest method.

Other Income (Expense), net — Other income (expense) consists primarily of foreign currency exchange gains or losses.

Comprehensive Income — Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Items included in comprehensive income include net income, foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and changes in the fair value of interest rate swaps.

Earnings Per Share — Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 12).

Use of Estimates — The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements in order to conform to the 2006 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash used in investing activities or total stockholders’ equity.

Recently Issued Accounting Standards— In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and was adopted by Avocent in the fourth quarter of 2006. The implementation of SAB 108 did not have a material impact on our consolidated results of operation or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations or financial condition.

See Note 10 for FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS Statement 109” (FIN 48) discussion.

3.                                   Acquisitions

Cyclades Corporation — On March 30, 2006, the Company acquired Cyclades Corporation, a privately-held company based in Fremont, California, with additional operations primarily in Sao Paulo, Brazil and Munich, Germany.  Cyclades employed approximately 325 people in 19 locations around the world.  The Cyclades product lines include serial, KVM and power management products.  The acquisition of Cyclades enhances Avocent’s position in the Linux server and networking infrastructure management market, provides complementary products to its product lines, and allows Avocent to provide customers a more integrated platform for managing their IT infrastructure.  The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Cash paid for outstanding shares	$92,700
Acquisition costs paid by Avocent	1,690

Total acquisition cost	$94,390

The Company funded the acquisition through available cash.  On the closing of the Cyclades transaction, Avocent acquired $2,408 in cash held by Cyclades.

The acquisition cost was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$23,338	—
In-process research and development	2,100	—
Developed technology	19,000	5 years
Customer base	12,100	5 years
Trademarks	3,100	5 years
Non-compete agreements	4,100	3 years
Goodwill	62,702	—
Deferred taxes	(14,860)	—
Assumed liabilities	(17,190)	—

	$94,390

An escrow account with $14,700 of the above consideration was established to be held for indemnifiable claims for a period of 21 months after the acquisition closing date.

The $2,100 in fair value of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Cyclades’ in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM 45 product lines.  KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms.  PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source.  The KVM/Net 3.0 project was completed on schedule during 2006.  The PM45 project was completed as originally planned in late 2006.  However, the development scope was altered before the PM45 was released in the fourth quarter of 2006.  It is anticipated that revised PM45 product will be completed during the first half of 2007.

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

The Company recorded approximately $3,904 of costs associated with the integration of Cyclades people, processes and products into Avocent during 2006.  These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated since the acquisition in March.  The Company does not expect additional integration costs and severance accruals in 2007 to be material.

LANDesk Group Limited — On August 31, 2006, the Company acquired LANDesk Group Limited, a privately-held company based in Salt Lake City, Utah. LANDesk employed approximately 600 people, located primarily in the United States, China, and Europe.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provides for total initial consideration of approximately $407,382 including $199,528 in stock, $202,010 in cash, and $5,844 in estimated fair value of assumed unvested employee stock options.   As specified within the acquisition agreement, the potential of an earn-out payment to prior shareholders existed had LANDesk achieved certain full year 2006 revenue targets.  Based on LANDesk’s fiscal year 2006 revenue results, the Company does not believe that LANDesk achieved the revenue targets that would cause an earnout payment and therefore the Company has not accrued for any contingent consideration in the accompanying consolidated financial statements.  The Company does not believe any earnout payment was earned or payable.

The agreement also allows for additional  stock consideration to be paid to unvested option holders equal to the per share amounts ultimately released to the former LANDesk shareholders from escrow.  The Company expects to incur future compensation expense related to the amounts expected to be paid to unvested holders deemed to be attributable to future service to the Company.

The acquisition was recorded under the purchase method of accounting, and the purchase cost was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in Avocent’s annual review of goodwill for impairment.  Additionally, amortization of the other intangible assets acquired and the goodwill recorded may be tax deductible if the Company makes certain tax elections.  The Company is currently evaluating the impact of these elections which must be made within certain prescribed time periods following the date of acquisition.  The Company has indemnified former LANDesk shareholders for any personal tax consequences should the Company’s election create current tax obligations for these former shareholders.  Avocent’s preliminary allocation of the acquisition cost does not take into consideration the tax impacts should these elections be made within the required time period.  A summary of the total acquisition cost, excluding cash received, is as follows:

Cash paid for outstanding shares	$202,010
Avocent common stock issued for outstanding shares	199,528
Acquisition costs paid by Avocent	12,083
Estimated value of unvested options assumed related to prior service periods	5,844
Total estimated acquisition cost	$419,465

The acquisition cost was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$36,901	—
In-process research and development	18,600	—
Developed technology	35,400	5 years
Internally developed software for resale	21,900	6 years
Customer base	78,400	7 years
Trademarks	23,600	7 years
Maintenance contracts	9,600	5 years
Non-compete agreements	6,100	3 years
Goodwill	274,613	—
Deferred taxes	(32,964)	—
Assumed liabilities	(52,685)	—
	$419,465

Avocent funded the acquisition through available cash, borrowings from its line of credit and the issuance of 7,073 shares of common stock.  On the closing of the LANDesk transaction, we acquired $10,312 in cash held by LANDesk.  An escrow account with $60,000 of the above stock consideration was established to be held for indemnifiable claims for a period of 18 months after the acquisition closing date.

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

LANDesk’s in-process research and development activities consisted of the development of the following products: Virtualization, Hostbase Intrusion Prevention Services (HIPS) and Configuration Management Database (CMDB) product lines.  Virtualization is a technology that presents a logical grouping of computing resources so that access can be provided in ways that enhance utilization over the original resource configuration.  HIPS technology is used to monitor computer and network activities to look for signs of intrusion into the computer system, which allows system administrators to identify potential system security threats and weaknesses.  CMDB is a repository for information about a company’s IT services and infrastructures and their relationships to each other, allowing IT professionals the ability to assess the current state of the IT infrastructure at any time.   It is anticipated that the products will be completed during 2007.

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

	$101,155

Additionally, the Company recorded $6,351 of deferred compensation related to the intrinsic value of the unvested OSA employee stock options at the time of the acquisition on April 6, 2004.  The deferred compensation was amortized on a straight-line basis over the vesting period of the options for which it was recorded.

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

OSA’s in-process research and development activities consisted of an upgrade of its Firmware Suite to Version 2.0 and an embedded server management product.  These projects were completed during 2006.

The new generations of products under development will be sold through sales channels and to customers that are substantially the same as current and historical sales channels and customers. Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the projects under development at the acquisition was projected through 2012.   Net income attributable to IPR&D was calculated by applying OSA’s projected gross, operating and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.

Revenue growth related to the in-process research and development was embodied in products launched during 2006. These products have estimated economic lives ranging from approximately six to nine years. The product life cycle is characterized by a gradual 2 to 3 year ramp up period, followed by a 1 to 2 year plateau, followed by a 3 to 4 year decline period. Gross margins are projected to be well above historical Avocent margins as these products are primarily software. The discount rate used to value IPR&D was 24%.

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

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. In accordance with generally accepted accounting principles, purchased research and development costs allocated to patent-pending technology were capitalized and are amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition, including the earn-out consideration, is not amortized but is included in the Company’s annual review of goodwill for impairment.  The goodwill is amortizable for tax purposes. A summary of the total purchase consideration is as follows:

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

Pro Forma Financial Information — The following unaudited pro forma summary combines the results of operations of Avocent, Crystal Link, OSA, Sonic Mobility, Cyclades and LANDesk as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for the years ended December 31, 2006, 2005 and 2004 for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.

	2006	2005

Net sales	$590,829	$513,492
Net income	$41,947	$15,753
Income per basic share	$0.76	$0.28
Income per diluted share	$0.74	$0.28

The above amounts exclude acquired in-process research and development expense of $18,600 related to the LANDesk acquisition, $2,100 related to the Cyclades acquisition, $789 (net of a $261 tax benefit) related to the Sonic Mobility acquisition, $21,720 related to the OSA acquisition, and $3,829 (net of a $2,661 tax benefit) related to the Crystal Link acquisition.

4.                                      Inventories

Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials, net	$3,022	$3,625
Work in process, net	1,411	173
Finished goods, net	37,332	17,380

Inventories, net	$41,765	$21,178

As of December 31, 2006 and 2005, inventories above have been reduced by reserves for excess and obsolete inventories of $5,578 and $4,558, respectively.

5.                                      Investments

All investments in publicly traded securities at December 31, 2006 and 2005, are classified as available-for-sale and are carried at fair value.   The Company includes certain investments with original maturities of less than 90 days as short term investments when such investments are a part of our investment portfolio.  Investments at December 31, 2006 and 2005 are as follows:

	December 31, 2006
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$12,283	$—	$(18)	$12,265
Municipal bonds	1,154		(1)	1,153
U.S. government agency obligations	12,520	—	(74)	12,446

Totals	$25,957	$—	$(93)	$25,864

	December 31, 2006
Non-current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency obligations	$1,000	$—	$(13)	$987

Totals	$1,000	$—	$(13)	$987

	December 31, 2005
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$28,949	$—	$(253)	$28,696
Municipal bonds	162,654	16	(61)	162,609
Mortgage-backed securities guaranteed by U.S. government agencies	12,682	86	(22)	12,746
U.S. government agency obligations	23,601	—	(174)	23,427

Totals	$227,886	$102	$(510)	$227,478

	December 31, 2005
Non-current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$4,749	$—	$(41)	$4,708
Municipal bonds	3,083	—	(23)	3,060
Mortgage-backed securities guaranteed by U.S. government agencies	29,834	42	(134)	29,742
U.S. government agency obligations	14,624		(195)	14,429

Totals	$52,290	$42	$(393)	$51,939

Scheduled maturities of non-current investments are as follows:

	December 31, 2006
	Amortized Cost	Estimated Fair Value
Due within two years	$1,000	$987
Due after two years	—	—

Totals	$1,000	$987

As of December 31, 2006 substantially all of the Company’s investments that had unrealized losses were in a loss position for less than twelve months.  The unrealized losses include 14 individual securities and have been caused by slight upward variations in interest rates in the particular securities since the time they were acquired. Most of these investments have been acquired within the past 15 months, are of high credit quality, are insured or are guaranteed by an agency of the US government, and Avocent anticipates that the Company will realize the full par value upon maturity of these securities.

Net realized gains (losses) for the years ended December 31, 2006, 2005, and 2004 is comprised of the following:

	2006	2005	2004

Gross realized gains	$113	$20	$31
Gross realized losses	(367)	(830)	(3,835)
Net realized investment gains (losses)	$(254)	$(810)	$(3,804)

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

6.                                      Property Held for Lease

In the fourth quarter of 2005, the Company sold a building that it owned and had previously occupied in Huntsville, Alabama. The Company had an agreement to lease the building to an unrelated party. Rental income totaled approximately $202 for the year ended December 31, 2005 and $221 for the year ended December 31, 2004. The Company received approximately $1,912 from the sale of the building, resulting in a gain on disposal of approximately $727.

7.                                      Property and Equipment

Property and equipment consists of the following at December 31, 2006 and 2005:

	2006	2005
Land and land improvements	$5,577	$4,795
Buildings	24,289	23,321
Leasehold improvements	3,147	2,454
Computer software and equipment	29,638	22,330
Other equipment	17,019	14,601
Construction in progress	358	591

	80,028	68,092
Less accumulated depreciation	(42,024)	(31,291)

Property and equipment, net	$38,004	$36,801

Depreciation expense was $8,689, $7,037, and $6,222 for the years ended December 31, 2006, 2005 and 2004, respectively.

8.                                      Goodwill and Other Intangible Assets

Other intangible assets subject to amortization, including the intangible assets from our acquisitions detailed in Note 3, are as follows:

	December 31, 2006		December 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$68,720	$17,741	$14,820	$8,293
Internally developed software for resale	21,900	1,217	—	—
Patents and trademarks	35,520	7,753	9,174	4,959
Customer base and certification	100,120	9,449	4,870	1,719
Maintenance contracts	9,600	640	—	—
Non-compete agreements	12,720	3,775	2,520	1,289
Other assets	4,228	2,559	1,814	1,175
	$252,808	$43,134	$33,198	$17,435

For the years ended December 31, 2006, 2005 and 2004, amortization expense for other intangible assets was $26,626, $18,509 and $24,279, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2007	$43,797
2008	41,797
2009	37,207
2010	34,199
2011	25,926
Thereafter	26,748
Total	$209,674

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

			Embedded
	Management		Software	Other
	Systems	LANDesk	and Solutions	Business
	Division	Division	Divisions	Units	Total

Balance as of January 1, 2006	$253,728		$11,927	$4,337	$269,992

Goodwill acquired during the year	62,702	$274,613			337,315

Adjustments during the year			(65)	246	181

Balance as of December 31, 2006	$316,430	$274,613	$11,862	$4,583	$607,488

The Company performed an annual impairment test of goodwill in the fourth quarter of 2006, 2005 and 2004.  The test in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.  See Note 16 for discussion on reallocation of goodwill among reporting units.

9.                                      Product Warranties

The activity within the liability for warranty returns in 2006 and 2005 is as follows:

	2006	2005

Balance, beginning of year	$2,536	$2,760

Accruals for product warranties issued during the period	155	252
Assumed on the acquisition of Cyclades	158	—
Settlements made during the period	(363)	(476)

Balance, end of year	$2,486	$2,536

Deferred revenue related to the Company’s extended warranty for hardware products program was $4,545 at December 31, 2006 and $1,922 at December 31, 2005.  The Company recorded earned revenue from the amortization of deferred revenue related to extended warranties of $2,649 during 2006, $912 during 2005, and $607 during 2004.  In addition, the Company recorded new extended warranties of $3,661 during 2006, $1,168 during 2005, and $1,227 during 2004.

The Company defers revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed.  As of December 31, 2006, deferred revenue was $53,514, of which approximately $47,858 related to LANDesk. As of December 31, 2005, deferred revenue was $3,833.

10.                               Income Taxes

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is comprised of the following:

	2006	2005	2004

Current:
U.S. Federal	$19,574	$17,667	$14,175
U.S. State	1,745	273	1,582
Foreign	7,102	4,422	4,075

	28,421	22,362	19,832
Deferred:
U.S. Federal	(5,647)	(2,914)	(6,367)
U.S. State	(919)	(345)	(1,092)
Foreign	(1,695)	(366)	79

	(8,261)	(3,625)	(7,380)

Total provision for income taxes	$20,160	$18,737	$12,452

The provision for federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2006	2005	2004

Expected federal income tax provision	$22,993	$23,480	$10,672
Add (deduct):
Extraterritorial income exclusion benefit	(89)	(64)	(35)
State income tax (benefit), net of federal tax	541	(47)	318
Tax effect resulting from foreign operations taxed at lower rates	(5,789)	(7,450)	(7,848)
Acquired in-process research and development	3,060	—	7,602
Compensation expense	(1,126)	705	1,984
Municipal bond interest income	(739)	(1,074)	(602)
Subpart F income	923	1,447	1,110
Research Credit	(930)	(833)	(325)
Repatriation dividend	—	3,809	—
Valuation allowance	1,135	—	—
Other	181	(1,236)	(424)
	$20,160	$18,737	$12,452

The components of the net deferred income tax assets and liabilities at December 31, 2006 and 2005, are as follows:

	2006	2005
Net current deferred income tax assets:
Allowance for doubtful accounts	$386	$340
Allowance for sales returns and liability for warranty returns	1,067	1,289
Inventory reserves	3,205	1,451
Operating loss carryforwards	931	44
Other	1,766	930

	$7,355	$4,054

Net noncurrent deferred income tax liabilities:
Accumulated depreciation	$(1,750)	$(2,608)
Acquired developed technology	2,641	3,011
Acquired intangible assets	(39,490)	(4,986)
Loss on investments	—	272
Operating loss carryforwards	3,115	478
Capital loss carryforward	506	314
Research credit carryforward	1,985	388
Allowance for impairment on investments	1,560	1,450
Stock based-compensation expense	4,558	—
Other	673	(329)
	(26,202)	(2,010)
Less valuation allowances	(4,175)	(554)

	$(30,377)	$(2,564)

Net deferred income tax asset (liability)	$(23,021)	$1,490

During 2006, the Company wrote off a deferred tax asset of $1,040 arising from an acquired research credit carryforward.  The acquired company had a full valuation allowance recorded against the deferred tax asset resulting in no impact on reported goodwill.

The net change in the valuation allowance for deferred tax assets was an increase of $3,621 primarily due to allowances recorded against deferred tax assets attributable to operating loss and state research credit carryforwards.  Of this amount $2,486 was primarily attributable to acquired deferred tax assets and $1,135 related to deferred tax assets associated with post acquisition activity.

Periodically, the Company faces challenges from domestic and foreign tax authorities regarding the amount of taxes due. These challenges include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various tax filing positions, the Company records reserves for probable exposures. Based on management’s evaluation of the Company’s tax position, it is believed the amounts related to these tax exposures are appropriately accrued as of December 31, 2006 and 2005. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of the aforementioned reserves, the Company’s effective tax rate in a given financial statement period may be impacted.

The Company intends to permanently reinvest the undistributed earnings of approximately $81,110 as of December 31, 2006 of its foreign subsidiaries in its international operations. Should the Company’s intent change, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions.  In 2005, the Company repatriated $90,000 of foreign earnings in accordance with the provisions of the American Jobs Creation Act of 2004 (the “Act”).  Additional income tax expense of $3,809 resulted from this transaction.  The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

For state income tax purposes, at December 31, 2006, the Company has approximately $5,593 of net operating loss carry forwards available to offset future taxable income in certain states.  These state net operating loss carryforwards are subject to certain limitations.  If not utilized, the state net operating loss carryforwards will expire from 2014 to 2021.  For foreign income tax purposes, the Company has approximately $18,543 of net operating loss carryforwards available to offset future taxable income in certain jurisdictions.  The carryforward period for a significant portion is unlimited.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS Statement 109” (FIN 48).  FIN 48 clarifies the accounting and reporting for uncertainties in income tax law.  This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company will adopt this Interpretation in the first quarter of 2007.  The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption.  The Company has commenced the process of evaluating the expected effect on adoption of FIN 48 and currently does not expect it to have a material impact on its consolidated financial statements

11.                               Treasury Stock

The Company may repurchase a total of 12,000 shares under the share repurchase program approved by our Board of Directors.  The Company purchased 7,038 shares in 2006 and 2,675 shares in 2005 under the share repurchase program and has purchased 9,814 shares through December 31, 2006, under the share repurchase program.  In August 2006, the Company reissued 7,073 shares of treasury stock in conjunction with the acquisition of LANDesk (see Note 3).

12.                               Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
For the Year Ended December 31, 2006
Basic EPS
Net income	$45,532	48,549	$0.94
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		926
Diluted EPS
Net income and assumed conversions	$45,532	49,475	$0.92

For the Year Ended December 31, 2005
Basic EPS
Net income	$48,349	49,318	$0.98
Effect of Dilutive Securities
Stock options		936
Diluted EPS
Net income and assumed conversions	$48,349	50,254	$0.96

For the Year Ended December 31, 2004
Basic EPS
Net income	$18,040	48,964	$0.37
Effect of Dilutive Securities
Stock options		1,566
Diluted EPS
Net income and assumed conversions	$18,040	50,530	$0.36

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  At December 31, 2006, 2005 and 2004, options or RSUs to purchase 2,242, 2,375 and 2,440 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because inclusion of such options would have been anti-dilutive.

13.                               Commitments and Contingencies

The Company leases buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $4,868, $3,578 and $3,035 for the years ended December 31, 2006, 2005 and 2004, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Years ending
December 31:
2007	$4,528
2008	3,081
2009	1,001
2010	286
2011	214
Thereafter	405

$9,515

In the ordinary course of our business, the Company may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments totaled $31,112 as of December 31, 2006 and are all due within 2007. These commitments relate primarily to the Company’s need to schedule the purchase of inventories in advance of the related forecasted sales to customers. The Company also has at any point in time a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

The Company has been involved from time to time in litigation in the normal course of business. Management is not aware of any pending or threatened litigation matters that will have a material adverse effect on the Company’s business, results of operations, financial condition or cash flows (see Note 18).

14.                               Equity Compensation and Stock Purchase Plans

The Company has equity compensation plans covering substantially all of its employees and directors. In addition, effective August 31, 2006, Avocent assumed the stock option plans and the related underlying unvested options of LANDesk upon acquisition.  Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over four to five years and typically expire 10 years from the grant date.

The Company grants equity incentive awards under the 2005 Avocent Corporation Equity Incentive Plan (the 2005 Plan).  As originally approved by the stockholders, the 2005 Plan authorized a total of 2,500 shares of common stock for issuance, plus (i) any shares remaining available for issuance under previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock option plans that subsequently expire unexercised.  New options may no longer be granted under any former plans.  The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to Avocent’s directors, employees, or consultants, but  incentive stock options may be granted only to its employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years.  The Company issues new shares to satisfy stock options exercised.  During the second quarter of 2006, Avocent’s stockholders approved an additional 2,250 shares of common stock for issuance under the 2005 Plan.  During 2006, we granted both stock options and restricted stock units under the 2005 Plan.

The following schedule summarizes the stock option activity in the Company’s stock-based compensation plans is as follows:

	Number of Options	Range of Exercise Prices		Weighted Average Exercise Price
Options outstanding, December 31, 2005	6,622	$0.11 — $70.94		$32.58
Options assumed upon acquisition of LANDesk	572	$3.34 — 33.86		$13.06
Options granted	63	$22.77 — 37.50		$31.09
Options forfeited and cancelled	(558)	$1.31 — 69.63		$40.57
Options exercised	(1,770)	$0.11 — 34.86		$21.27

Options outstanding, December 31, 2006	4,929	$1.31 — $70.9	4	$33.45

On April 29, 2005, the Company’s Board of Directors approved a plan to accelerate vesting of all then outstanding stock options with an exercise price of greater than $25.00 and unvested on December 25, 2005.  Under the provisions of APB 25, there was no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher than the closing price of Avocent’s common stock as of the modification date.  As a result of the Board’s action, stock options to purchase approximately 1,100 shares of Avocent’s common stock became exercisable effective December 25, 2005.  The exercise prices of the affected stock options ranged from $25.17 to $41.57 per share.  The closing price of Avocent’s common stock on April 29, 2005 was $25.14. There were no such material accelerations during 2006 or 2004.

The total pretax intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $22,074, $15,289 and $27,253, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Intrinsic Value	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$1.31 - $9.48	207	5.55	$6,286	$3.47	153	$3.56	$4,631
$10.47 - $20.00	397	6.42	7,449	15.13	190	15.38	3,505
$20.33 – $29.95	2,129	5.88	18,425	25.19	2,106	25.22	18,185
$30.02 - $44.25	743	6.77	265	38.08	632	39.07	102
$46.19 - $70.94	1,454	3.40	—	52.46	1,454	52.46	—
	4,930	5.31	$32,425	$33.45	4,535	$34.74	$26,423

The options above were issued with exercise prices that approximated fair value at the date of grant.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $33.85 as of December 31, 2006, which would have been received by option holders had all option holders exercised their options on that date.  The weighted average remaining contractual term for exercisable options was 5.08 at December 31, 2006.  The total number of in-the-money options exercisable as of December 31, 2006 was 2,502.  At December 31, 2006, 4,227 shares are available for grant under the Company’s 2005 plan.

Restricted Stock Units

Our 2005 Plan permits the granting of restricted stock units to eligible employees and directors at the fair market value of our common stock at the date of grant.  Awards during 2006 typically become fully vested over two or three year periods.  Restricted stock units are payable in shares of our common stock upon vesting.

The following table presents a summary of the activity in our nonvested restricted stock units during the year ended December 31, 2006:

Nonvested stock units	Number of Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested stock units at December 31, 2005	—	—
Granted	997	$28.66
Vested	—	—
Forfeited	(32)	28.48
Nonvested stock units at December 31, 2006	965	$28.67

As of December 31, 2006, there was approximately $22,207 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan.  That cost is expected to be recognized over an estimated weighted average amortization period of approiximately 2 years.  There were no vesting of restricted stock units in 2006, however, in the first quarter of 2007, a total of 323 shares vested.  At the release of these shares, 94 shares were withheld for taxes, resulting in issuance of 229 shares, net of tax withholding.

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

Employee Stock Purchase Plan

On December 6, 2000, the stockholders approved an employee stock purchase plan for all Avocent employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of the common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator administers and interprets all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 247 shares were issued at a weighted average price of

$24.42 per share for the year ended December 31, 2005 and 204 shares were issued at a weighted average price of $15.76  per share for the year ended December 31, 2004.  The Company’s Board of Directors has indefinitely suspended participation in the AESPP following the 2005 purchase periods.

15.                              Retirement Plans

The Company sponsors a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, the Company makes discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. The Company may also elect to make additional discretionary contributions as determined by its Board of Directors. No discretionary contributions were made during the years ended December 31, 2006, 2005 or 2004 under the 401(k) savings plan. The Company’s expense for contributions under these plans totaled approximately $2,022, $1,658 and $1,408 for the years ended December 31, 2006, 2005 and 2004, respectively.

16.                              Segment Reporting

In prior years, the Company reported its operations as a single reportable segment.  In the first quarter of 2006, Avocent reorganized its business into five divisions and in the third quarter of 2006, acquired its sixth division LANDesk (See Note 3).  Each of these divisions are considered operating segments.  The Company’s divisions operating in 2006 were:

•            The Management Systems Division, which includes branded and OEM KVM, serial console, power control and management appliance businesses;

•            The Embedded Software and Solutions Division, which focuses on developing and marketing embedded systems and software including IPMI and embedded KVM technologies primarily for Avocent’s OEM customers;

•            The Connectivity and Control Division, which focuses on expanding the markets for Avocent’s serial extension, and wireless broadcast, point-of-sale, and audio-visual products;

•            The Desktop Solutions Division, which is developing technologies to enable desktop over IP solutions, including blade computers;

•            The Mobile Technologies Division, which includes mobile device management and secure wireless systems administration; and

•            The LANDesk Division, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise .

The reorganization included reconfiguring the Company’s systems and defining new cost centers and operating measures to track performance of the divisions and to use as a basis for our chief operating decision makers to manage and allocate resources.  As a result of this change the Company has identified three reportable segments and has retroactively adjusted the segment information previously disclosed for the year ended December 31, 2005 to conform to the current segment disclosures.  In addition, and as of the effective date of the reorganization, the Company reallocated goodwill among its reporting units based on the relative fair value of each reporting unit.  In the first quarter of 2007, the Company merged the Mobile Technologies Division into the LANDesk Division as their products consist primarily of software sold to similar customer groups.  Also in the first quarter of 2007, the Company merged the Embedded Software and Solutions Division into the Management Systems Division as they are serving similar customers and market segments.

The Company evaluates the performance of its segments based on revenue and operating profit, which excludes corporate and unallocated costs, stock-based compensation, amortization of intangibles, and acquired in-process research and development expense.  The Company does not track or use assets by segment as a measure of performance and, therefore, has not presented assets by segment. The following is a presentation of information for the Company’s three reportable segments (Management Systems, LANDesk, and Embedded Software and Solutions):

	For the years ended
	December 31, 2006	December 31, 2005	December 31, 2004
Net revenues:
Management Systems	$426,412	$330,213	$341,446
LANDesk	38,682	—	—
Embedded Software and Solutions	33,766	21,882	4,910
Other business units	16,658	14,532	18,898
Corporate and unallocated	3,677	3,261	—
Total net revenues	$519,195	$369,888	$365,254

	For the years ended
	December 31, 2006	December 31, 2005
Operating income (loss):
Management Systems	$129,906	$94,382
LANDesk	6,211	—
Embedded Software and Solutions	12,816	2,040
Other business units	(13,239)	(11,340)
Corporate and unallocated costs	(11,270)	(10,845)
Stock-based compensation	(14,587)	(2,014)
Amortization of intangibles and other expenses	(27,229)	(19,126)
Acquired in-process research and development expense	(20,700)	—
Total income from operations	$61,908	$53,097

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition (See Note 3).

Sales by product line for our Management Systems Division and LANDesk Division for the years ended December 31,  2006, 2005 and 2004 are as follows:

	For the years ended
	December 31, 2006	December 31, 2005	December 31, 2004
Management Systems Division (MSD) net revenue:
KVM	$351,298	$311,734	$325,426
Serial Management	46,533	4,124	3,714
Other	28,581	14,355	12,306
Total MSD net revenue	426,412	$330,213	$341,446

For the four months ended December 31, 2006
LANDesk Division net revenue:
Licenses and royalties	$26,596
Maintenance and services	12,086
Total LANDesk net revenue	$38,682

The tables above present segment revenue and operating profit for the years 2006 and 2005 under the Company’s new basis of segment reporting, but includes only segment revenue for 2004.  The Company determined it to be impracticable to retroactively adjust its 2004 operating profit to match the new basis of presentation.

Accordingly, the Company has provided 2006, 2005 and 2004 geographic region and customer type results under its previous basis of presentation. Following is a presentation of sales by geographic region for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net sales:
United States	$295,825	$210,844	$216,687
International	223,370	159,044	148,568

	$519,195	$369,888	$365,255

Following is a presentation of sales by customer type for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Net sales:
Branded	$311,885	$191,901	$201,308
OEM	207,310	177,987	163,947

	$519,195	$369,888	$365,255

The Company sells its products internationally to customers in several countries. No country accounted for more than 10% of sales in 2006 or 2005.  Sales to customers in the Netherlands, including the European distribution facility for an OEM customer, accounted for $37,464 of sales in 2004.  No other country accounted for more than 10% of sales in 2004.

As of December 31, 2006, long-lived assets totaled $855,166, which includes $539,684 held in the U.S. and $315,482 held outside of the U.S.  As of December 31, 2005, long-lived assets totaled $322,556, which includes $305,286 held in the U.S. and $17,270 held outside of the U.S.

17.                               Line of Credit and Interest Rate Swap

On June 16, 2006, the Company entered into a $250,000 unsecured, five-year revolving bank line of credit (the Credit Agreement).  The Company used $150,000 under the line of credit to fund a portion of the LANDesk acquisition (See Note 3).  Further, the Company plans to use future borrowings for the purchase of shares under its stock repurchase program (See Note 11) and other business purposes.  The line of credit bears an interest rate of LIBOR plus a credit spread and carries no set principal repayment schedule, other than any outstanding amount being due at the end of the five year term.  The credit spread is based on a leverage ratio computation. Currently, the credit spread is 87.5 basis points. Direct costs incurred from securing the line of credit were capitalized and will be amortized over the term of the agreement.  There was approximately $150,000 outstanding under the line of credit as of December 31, 2006.  The line of credit carries certain customary events of default and covenants, including covenants that (without the consent of the Administrative Agent) restrict the ability of the Company and its subsidiaries to pay dividends, create or permit liens on assets or engage in mergers and acquisitions. There also exist certain financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. The Company pays a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. Currently, the commitment fee rate is 17.5 basis points.

In August 2006, the Company entered into an interest rate swap agreement with a notional amount of $125,000. The objective of the rate swap agreement is to provide a hedge against rising LIBOR interest rates that would have a negative effect on the Company’s cash flows due to changes in interest rates on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for Avocent to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  The Company anticipates that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At December 31, 2006, the Company recorded an unrealized loss on the swap, net of tax, of $281 in accumulated OCI. There was no ineffectiveness in the year and the Company anticipates no reclassification of OCI into earnings in the next 12 months.

18.                               Summarized Quarterly Financial Data (Unaudited)

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

	Three Months Ended
	March 31, 2006	June 30, 2006	September 29, 2006	December 31, 2006
Net sales	$94,512	$118,005	$141,814	$164,864
Gross profit	$55,957	$71,410	$88,991	$105,414
Income from operations	$14,913	$17,201	$8,180	$21,614
Net income (2)	$12,933	$13,581	$2,550	$16,468
Net income per share (1):
Basic	$0.26	$0.28	$0.06	$0.32
Diluted	$0.26	$0.28	$0.05	$0.32

	Three Months Ended
	April 1, 2005	July 1, 2005	September 30, 2005	December 31, 2005
Net sales	$76,805	$89,538	$96,708	$106,837
Gross profit	$43,582	$52,827	$57,320	$65,116
Income from operations	$213	$7,791	$19,185	$25,908
Net income (3)	$1,834	$11,099	$16,365	$19,051
Net income per share (1):
Basic	$0.04	$0.22	$0.33	$0.39
Diluted	$0.04	$0.22	$0.33	$0.38

(1)                     The net income (loss) per share for each quarter within a fiscal year does not equal the total net income (loss) per share for the particular fiscal year due to variations in the price of the Company’s common stock during the year and the effect these variations had on the shares outstanding calculation.

(2)                     The income from operations and net income for the quarter ended March 31, 2006 include a non-recurring charge of $2,100 for acquired in-process research and development related to the Cylcades acquisition.  Similar charges were incurred in the quarter ended September 29, 2006, for LANDesk totaling $18,600.

(3)                     The quarter ended July 1, 2005 included a settlement from a lawsuit of $5,000 related to the Company’s patent infringement case against Raritan..

19.                               Litigation

In October 2003, Avocent filed a complaint for patent infringement in the United States District Court for the Northern District of Alabama against ClearCube Technology, Inc.  The Company settled the case with ClearCube in August 2006.  As part of the settlement, ClearCube agreed to license certain patents from Avocent and potentially license other Avocent technologies.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. (TFS) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety.  TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”). The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. The court has ordered that early mediation be scheduled and a mediator has been assigned.  Discovery is under way.

In January 2007, Avocent filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  Some of the defendants have not yet responded to the complaint.

20.                              Subsequent Events

On February 2, 2007, the Board approved an additional 2,000 shares for the Company’s share re-purchase program.  As of February 22, 2007 there were 2,000 shares available for repurchase under the program.  During the period from January 1, 2007 through February 22, 2007, the Company purchased 186 additional shares of its common stock.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal controls.   There were no changes in our internal controls or in other factors that significantly affected these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, except for the integration of the acquisitions during 2006, Cyclades and LANDesk.  We completed the integration of Cyclades processes into Avocent processes during the fourth quarter of 2006.  We plan to integrate LANDesk into Avocent standard processes and controls during 2007.  Additionally, during the year we completed several initiatives which we believe has improved our internal controls.  We extended our ERP system to our location in Fremont, California, which has enhanced our internal control over financial reporting through the automation and standardization of certain controls and processes, as all of our financially significant locations, other than LANDesk which was recently acquired, are now operating under the same ERP system. We also created new corporate tax director and internal audit director positions during the third quarter of 2006 to provide enhanced oversight of our tax planning, tax compliance, and risk management activities.  We also implemented new controls to manage interest rate risk related to our new bank line of credit during 2006.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other.

None.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2006, 2005 and 2004 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,991	—	(265)	14	$1,740
Allowance for inventory obsolescence	$4,020	—	2,052	(2,287)	$3,785
Allowance for sales returns	$3,909	—	6,366	(7,101)	$3,174
Liability for warranty returns	$2,652	—	528	(420)	$2,760
Valuation allowance for income taxes	$2,465	388	—	—	$2,853

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,740	—	(585)	(26)	$1,129
Allowance for inventory obsolescence	$3,785	—	3,308	(2,535)	$4,558
Allowance for sales returns	$3,174	—	7,923	(8,220)	$2,877
Liability for warranty returns	$2,760	—	252	(476)	$2,536
Valuation allowance for income taxes	$2,853	—	167	(2,466)	$554

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,129	840	480	—	$2,449
Allowance for inventory obsolescence	$4,558	1,131	6,151	(6,262)	$5,578
Allowance for sales returns	$2,877	3,140	9,061	(9,040)	$6,038
Liability for warranty returns	$2,536	158	155	(363)	$2,486
Valuation allowance for income taxes	$554	2,486	1,135	—	$4,175

(1)                                  Amounts represent balances assumed from the acquisition of Cyclades and LANDesk in 2006, and OSA in 2004 .

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation	10-K	AVCT	3/12/04	Ex. 3.2
10.1	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Edward H. Blankenship					X
10.2	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and John R. Cooper					X
10.3	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Stephen M. Daly					X
10.4	Amended and Restated Employment and Noncompetition Agreement dated December 12, 2006, among Avocent International Ltd., the Company, and Kieran MacSweeney					X
10.5	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Eugene F. Mulligan					X
10.6	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Texas, L.P., the Company, and C. David Perry					X
10.7	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Douglas E. Pritchett					X
10.8	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Redmond Corp., the Company, and Samuel F. Saracino					X
10.9	Amended and Restated					X
Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Christopher Thomas

10.10	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Doyle C. Weeks					X
10.11	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.12	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.13	Form of Amendment to Option Agreement for Directors regarding Change of Control of the Company	10-K	AVCT	3/12/04	Ex. 10.31
10.14	Transaction Agreement dated April 26, 2006, among the Company, Crimson Acquisition Corp, LANDesk Group Limited, and the Shareholder Representative	10-Q	AVCT	5/10/06	Ex. 99.14
10.15	Avocent Corporation 2005 Equity Incentive Plan, as amended, and Form of Agreements	8-K	AVCT	6/15/06	Ex. 99.16
10.16	$250,000,000 Credit Agreement dated June 16, 2006, among Avocent Corporation, the Guarantors Party thereto, the Lenders Party thereto, and Regions Bank	8-K	AVCT	6/20/06	Ex. 99.18
10.17	Put Option Agreement dated September 7, 2006, between Avocent Corporation and Zhuo Wang	8-K	AVCT	9/11/06	Ex. 99.28
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney(2)					X
31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer					X
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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
John R. Cooper, Chief Executive Officer
Date: March 1, 2007

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

Signature	Title	Date

/s/ John R. Cooper	Chief Executive Officer and Chairman of the Board of Directors	March 1, 2007
John R. Cooper	(Principal Executive Officer)

/s/ Edward H. Blankenship	Senior Vice President of Finance, Chief Financial Officer, and Assistant Secretary
Edward H. Blankenship	(Principal Financial and Accounting Officer)	March 1, 2007

/s/ Harold D. Copperman	Director	March 1, 2007
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	March 1, 2007
Francis A. Dramis, Jr.

/s/ Edwin L. Harper	Director	March 1, 2007
Edwin L. Harper

/s/ William H. McAleer	Director	March 1, 2007
William H. McAleer

/s/ Stephen F. Thornton	Director	March 1, 2007
Stephen F. Thornton

/s/ David P. Vieau	Director	March 1, 2007
David P. Vieau

/s/ Doyle C. Weeks	President and Director	March 1, 2007
Doyle C. Weeks