Form 10-Q
period 2007-03-30
AVOCENT CORP
filed 2007-05-07
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2007 or

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

As of May 1, 2007, the number of outstanding shares of the Registrant’s Common Stock was 50,459,429.

AVOCENT CORPORATION

FORM 10-Q

March 30, 2007

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	For the three months ended
	March 30,	March 31,
	2007	2006
Net sales:
Products and services	$113,576	$88,190
Licenses and royalties	19,575	6,322
Total net sales	133,151	94,512

Cost of sales:
Products and services	49,094	38,555
Licenses and royalties	3,042	—
Total cost of sales (includes $179 and $50 of stock compensation expense in 2007 and 2006 respectively; includes $2,683 of intangible asset amortization in 2007)	52,136	38,555

Gross profit	81,015	55,957

Research and development expenses (includes $1,116 and $301 of stock compensation expense in 2007 and 2006, respectively)	20,881	13,209
Acquired in-process research and development expense	—	2,100
Selling, general and administrative expenses (includes $2,366 and $490 of stock compensation expense in 2007 and 2006, respectively)	48,660	23,384
Amortization of intangible assets	8,962	2,351
Total operating expenses	78,503	41,044

Income from operations	2,512	14,913

Net investment income	879	3,091
Net realized investment losses	—	(55)
Interest expense	(2,234)	—
Other income (expense), net	(317)	(20)

Income before provision for income taxes	840	17,929
Provision for income taxes	94	4,996

Net income	$746	$12,933

Earnings per share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.26

Weighted average shares used in computing earnings per share:
Basic	50,733	49,095

Diluted	51,886	50,109

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

March 30, 2007 and December 31, 2006

(Unaudited, in thousands, except per share data)

	March 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$70,840	$81,301
Investments maturing within one year	38,099	25,864
Accounts receivable, less allowance for doubtful accounts of $2,064 and $2,449 at March 30, 2007 and December 31, 2006, respectively	109,192	126,471
Other receivables	12,393	13,365
Inventories	40,137	41,765
Other current assets	5,507	3,904
Deferred tax assets, net	8,705	7,355
Total current assets	284,873	300,025

Investments	—	987
Property and equipment, net	38,087	38,004
Goodwill	606,787	607,488
Other intangible assets, net	199,235	209,674
Other assets	2,370	2,676
Total assets	$1,131,352	$1,158,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,294	$16,260
Accrued wages and commissions	16,087	25,511
Accrued liabilities	24,756	29,754
Income taxes payable	20,340	17,364
Deferred revenue, current	45,144	44,453
Total current liabilities	121,621	133,342

Unsecured bank line of credit	150,000	150,000
Deferred tax liabilities, net	28,137	30,377
Deferred revenue, non-current	9,593	10,070
Other non-current liabilities	872	1,222
Total liabilities	310,223	325,011

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; March 30, 2007— 53,752 shares issued and 50,525 outstanding; December 31, 2006 — 53,382 shares issued and 50,642 outstanding;	54	53
Additional paid-in capital	1,189,690	1,185,114
Accumulated other comprehensive income	143	65
Accumulated deficit (see Note 10)	(263,902)	(261,971)
Treasury stock, at cost; March 30, 2007, 3,227 shares; December 31, 2006, 2,740 shares;	(104,856)	(89,418)
Total stockholders’ equity	821,129	833,843

Total liabilities and stockholders’ equity	$1,131,352	$1,158,854

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	March 30,	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$746	$12,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,354	1,774
Amortization of intangible assets	11,747	2,351
Stock-based compensation	3,661	841
Acquired in-process research and development expenses	—	2,100
Amortization of premiums (discounts) on investments	(73)	16
Net loss on sales of investments	—	55
Net loss on disposition of fixed assets	214	—
Excess tax benefit from stock-based compensation	(820)	(3,695)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	17,332	6,568
Inventories	1,640	(1,855)
Other assets	(302)	391
Accounts payable	(956)	(1,466)
Accrued wages and commissions	(9,424)	(2,219)
Accrued other liabilities and deferred revenue (2)	(4,984)	(1,991)
Income taxes, current and deferred	(3,291)	761
Net cash provided by operating activities	17,844	16,564

Cash flows from investing activities:
Purchase of other intangible assets	(2,769)	—
Purchase of Cyclades, net of cash received (1)	—	(72,751)
Purchases of property and equipment (2)	(2,616)	(1,689)
Purchases of investments	(26,124)	(89,928)
Maturities and proceeds from sales of investments	15,005	173,805
Net cash (used in) provided by investing activities	(16,504)	9,437

Cash flows from financing activities:
Proceeds from employee stock option exercises	2,793	19,198
Excess tax benefit from stock-based compensation	820	3,695
Purchases of treasury stock	(15,438)	(26,952)
Net cash used in financing activities	(11,825)	(4,059)

Effect of exchange rate changes on cash and cash equivalents	24	17

Net increase (decrease) in cash and cash equivalents	(10,461)	21,959
Cash and cash equivalents at beginning of period	81,301	66,425
Cash and cash equivalents at end of period	$70,840	$88,384

(1)   $17,135 of the purchase consideration for Cyclades was not yet paid at March 31, 2006.  These funds were distributed in April 2006.

(2)   $6,250 included in accrued liabilities related to the purchase of certain tangible and intangible assets of an existing product line on March 31, 2006.

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except per share data)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods shown.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The consolidated balance sheet presented in the accompanying condensed consolidated financial statements for December 31, 2006, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2.   Inventories

Inventories consisted of the following at:

	March 30, 2007	December 31, 2006

Raw materials	$3,169	$3,022
Work-in-process	1,401	1,411
Finished goods	35,567	37,332
Inventories	$40,137	$41,765

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,256 and $5,578 as of March 30, 2007 and December 31, 2006, respectively.

Note 3.   Equity and Treasury Stock

Stock option exercises and restricted stock unit (RSU) vesting — Shares of our common stock issued as a result of option exercises totaled 136 shares during the quarter ended March 30, 2007 and 915 shares during the quarter ended March 31, 2006.  In the first quarter of 2007, a total of 329 restricted stock units vested.  At the release of these shares, 96 shares were withheld for taxes, resulting in issuance of 233 shares, net of tax withholding.

Stock repurchases — We repurchased 487 shares of our common stock during the quarter ended March 30, 2007 at a cost totaling $15,438.  We repurchased 825 shares of our common stock during the quarter ended March 31, 2006 at a cost totaling $26,952. These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan approved by our Board of Directors.   During the first quarter of 2007, our Board approved an additional 2,000  shares for repurchase under our share repurchase program and has approved a total of 12,000 shares for repurchase under the program.  As of March 30, 2007 we may repurchase an additional 1,700 shares under this program.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income in the first quarter of 2007 of totaling $825 consists of $746 of net income, $37 of unrealized gains on investments (net of deferred income taxes) and $38 of unrealized losses on the cash flow hedge (net of deferred income taxes) and $80 of foreign currency translation adjustments.  Comprehensive income in the first quarter of 2006 of $13,016 consists of $12,933 of net income, $8 of unrealized gains on investments (net of deferred income taxes) and $75 of foreign currency translation adjustments.  As of March 30, 2007 and December 31, 2006, total accumulated other comprehensive income was $143 and $65, respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 30, 2007
Basic EPS
Net income available to common stockholders	$746	50,733	$0.01
Effect of Dilutive Securities
Stock options and unvested RSUs	—	1,153	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$746	51,886	$0.01

For the three months ended March 31, 2006
Basic EPS
Net income available to common stockholders	$12,933	49,095	$0.26
Effect of Dilutive Securities
Stock options	—	1,014	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$12,933	50,109	$0.26

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 2,130 and 2,369 as of March 30, 2007 and March 31, 2006, respectively.

Note 6.   Segment Reporting

In the first quarter of 2007, we merged the Mobile Technologies Division into the LANDesk Division as their products consist primarily of software sold to similar customer groups.  Also in the first quarter of 2007, we merged the Embedded Software and Solutions Division into the Management Systems Division as they are serving similar customers and market segments. As a result of merging these two divisions we re-evaluated our segment disclosures and identified two reportable segments.  Accordingly, we have provided revenue and operating income (loss) below under the new segment structure and have retroactively adjusted the segment information previously disclosed for the three months ended March 31, 2006 to conform to the current segment disclosures.  In addition, as a result of the merger of divisions, we reallocated goodwill among our reporting units (see Note 8).

We evaluate the performance of our segments based on revenue and operating profit, which is calculated before corporate and unallocated costs, amortization of intangibles, acquired in-process research and development expense, and stock compensation costs.  We do not track or use assets by segment as a measure of performance, therefore, we have not presented assets by segment.  The following is a presentation of information for our two reportable segments, Management

Systems and LANDesk:

	For the three months ended
	March 30, 2007	March 31, 2006
Net revenue:
Management Systems	$105,104	$90,498
LANDesk	23,078	—
Other business units	4,219	3,021
Corporate and unallocated	750	993
Total net revenue	$133,151	$94,512

	For the three months ended
	March 30, 2007	March 31, 2006
Operating income (loss):
Management Systems	$25,911	$25,783
LANDesk	(536)	—
Other business units	(3,149)	(2,698)
Corporate and unallocated costs	(3,615)	(2,729)
Amortization of intangibles	(12,438)	(2,502)
Acquired in-process research and development expense	—	(2,100)
Stock-based compensation expense	(3,661)	(841)
Total income from operations	2,512	14,913

Other income (expense)	(1,672)	3,016
Income before provision for income taxes	$840	$17,929

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition on March 30, 2006.

Sales by product line for our Management Systems Division and LANDesk Division for the three months ended March 30, 2007 and March 31, 2006 are as follows:

	For the Three Months Ended
	March 30, 2007	March 31, 2006
Management Systems Division (MSD) net revenue:
KVM	$80,688	$77,975
Serial management	11,286	993
Embedded software and solutions	7,577	6,133
Other	5,553	5,397
Total MSD net revenue	$105,104	$90,498

For the Three months ended March 30, 2007
LANDesk Division net revenue:
Licenses and royalties	$13,094
Maintenance and services	9,979
Total LANDesk net revenue	$23,073

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first quarter of 2007 or 2006.

As of March 30, 2007, long-lived assets totaled $844,109, which includes $552,936 held in the U.S. and $291,173 held outside of the U.S.  As of December 31, 2006, long-lived assets totaled $855,166, which includes $539,684 held in the U.S. and $315,482 held outside of the U.S.

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of March 30, 2007, we had three open forward contracts with an approximate fair value of $2.  As of December 31, 2006, we had one open forward contract with an approximate fair value of zero.

In 2006, we entered into an interest rate swap agreement with a notional amount of $125,000. The objective of the rate swap agreement is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party. We anticipate that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At March 30, 2007, we recorded an unrealized loss on the swap, net of tax, of $319 in accumulated OCI. There was no ineffectiveness in the year and we anticipate no reclassification of OCI into earnings in the next 12 months.

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	March 30, 2007		December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$69,740	$21,564	$68,720	$17,741
Internally developed software for resale	21,900	2,129	21,900	1,217
Patents and trademarks	35,781	9,065	35,520	7,753
Customer base and certifications	100,147	13,472	100,120	9,449
Maintenance contracts	9,600	1,120	9,600	640
Non-compete agreements	12,720	4,780	12,720	3,775
Other	4,228	2,751	4,228	2,559
	$254,116	$54,881	$252,808	$43,134

During the first quarter of 2007, we acquired an existing product line and related technology from a third party for approximately $1,020 in cash, which we recorded in intangible assets.  The amounts are subject to future amortization over an estimated three year life.  Additionally, the purchase agreement provides for certain incentive payments of approximately $600.  These potential incentive costs will be recognized as expense over the periods for which the related services are provided.

For the three months ended March 30, 2007 and March 31, 2006, amortization expense for other intangible assets was $11,747 and $2,351, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2007, remaining	$32,350
2008	$42,097
2009	$37,507
2010	$34,499
2011	$26,034
Thereafter	$26,748

As a result of the merger of certain divisions (see Note 6) there were changes in the carrying amount of goodwill among the divisions for the three months ended March 30, 2007, as follows:

			Embedded
	Management		Software and	Other
	Systems	LANDesk	Solutions	Business
	Division	Division	Divisions	Units	Total

Balance as of December 31, 2006	$316,430	$274,613	$11,862	$4,583	$607,488

Reallocation from segment changes	11,862		(11,862)		—

Adjustments during the quarter		(701)			(701)

Balance as of March 30, 2007	$328,292	$273,912	$—	$4,583	$606,787

For the three months ended March 31, 2006, we recorded $61,741 of goodwill related to the Cyclades Corporation acquisition and $181 of adjustments to goodwill related to a prior acquisition and are included in MSD.

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the quarter ended March 30, 2007 is as follows:

2007

Balance, January 1, 2007	$2,486

Accruals for product warranties issued during the period	1,036

Settlements made during the period	(1,036)
Balance, March 30, 2007	$2,486

Deferred revenue related to our extended warranty for hardware products program was $4,298 at March 30, 2007 and $4,545 at December 31, 2006.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $1,022 during the three months ended March 30, 2007.  In addition, we recorded new extended warranties of $994 during the three months ended March 30, 2007.

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. As of March 30, 2007, deferred revenue was $54,737, of which approximately $48,761 related to LANDesk.  As of December 31, 2006, deferred revenue was $53,514, of which approximately $47,858 related to LANDesk.

Note 10. Income taxes

The effective tax rate in the first quarter of 2007 was approximately 11.2% compared to an effective tax rate of approximately 27.9% in the first quarter of 2006.  The provision for income taxes was $94 for the first quarter of 2007, compared to $5,000 in the first quarter of 2006.  The decrease in the effective tax rate was primarily the result of the change in the mix of pre-tax profit among our U.S. and international companies, the reinstatement of the U.S. Research and Development Tax Credit, expenses related to stock options, and in the first quarter of 2006 an acquisition occurred resulting in an increase in the effective tax rate for In-process Research and Development.  The decreases to the effective tax rate were partially offset by an increase due to the lower amount of interest earned on tax-free municipal bonds.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2,900.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of the adoption date, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $11,400 of which $9,300, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. As of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of approximately $2,200.  Penalties may be charged in certain jurisdictions for the underpayment or late payment of tax.  As of the adoption date, we had accrued penalties related to the unrecognized tax benefits of approximately $200.

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations before 2003.

We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years.  It is likely that the examination phase of the audit for those years will conclude in 2007, and it is reasonably possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The amortization of the other intangible assets acquired and the goodwill recorded related to the LANDesk acquisition in 2006 may be tax deductible if we make certain tax elections.  We are currently evaluating the impact of these elections, which must be made within certain prescribed time periods following the date of acquisition (May 15, 2007).  We have indemnified former LANDesk shareholders for any personal tax consequences should our election create current tax obligations for these former shareholders.  Our initial purchase price allocation of this acquisition does not take into consideration the tax impact should these elections be made within the required time period, thus previously established deferred taxes and intangible assets may be adjusted if we choose to make these elections.

Note 11.  Litigation

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. (TFS) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety.  TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”).  The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. The court has ordered that early mediation be scheduled and a mediator has been assigned.  Discovery is under way.  We intend to vigorously defend our positions.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company. The defendants have filed counterclaims alleging non-infringement, unenforceability, and invalidity, and discovery is currently underway.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  Avocent has filed a motion to dismiss the case.  We intend to vigorously defend our positions.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.

Note 12. Subsequent Events

During the period from March 31, 2007 through May 1, 2007, we purchased 100 additional shares of our common stock under our share repurchase program for a total cost of $2,493.

During the second quarter of 2007 our Compensation Committee approved the grant of 1,075 time-based and 399 performance-based restricted stock units to our officers, directors and other employees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO RESUME GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES AND OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES IN THE SECOND QUARTER OF 2007; AND STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT AND OTHER LITIGATION MATTERS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

For a more complete description of our products, technologies and markets, please refer to our Form 10-K, which was filed on March 1, 2007.

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our branded customers accounted for 64% of sales in the first quarter of 2007 and 51% of sales in the first quarter of 2006.  Sales to our OEM customers accounted for 36% of sales in the first quarter of 2007 and 49% of sales in the first quarter of 2006.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 44% and 65% of sales in the first quarter of 2007 and 2006, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 55% of first quarter sales in both 2007 and 2006.  Sales outside of the United States accounted for 45% of first quarter sales in both 2007 and 2006.  No foreign country accounted for more than 10% of sales in the first quarter of 2007 or 2006.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and RSUs.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the second quarter of 2007 and 2006 our Board of Directors granted both time-based and performance-based restricted stock units (RSUs) with two and three year vesting.

In the first quarter of 2007, we merged our Mobile Technologies Division into the LANDesk Division and our Embedded Software and Solutions Division into the Management Systems Division to better focus on the respective customer needs and sales channels.  We believe our new divisions allow us to focus on new technology and growth opportunities to add product and customer value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses Avocent’s research, development, and marketing activities.

Our largest division, the Management Systems Division (which now includes our former Embedded Software and Solutions Division), comprised 79% of our consolidated net revenue in the first quarter of 2007 and 96% in 2006.  Our LANDesk Division (which is our newest division and now includes our former Mobile Technologies Division), contributed 17% of net revenue to the first quarter of 2007.  Our other divisions and unallocated revenue comprised the remaining 4% of our consolidated net revenue in 2007 and 2006.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

In the first quarter of 2007, we merged our Mobile Technologies Division into the LANDesk Division and our Embedded Software and Solutions Division into the Management Systems Division to better focus on the respective customer needs and sales channels.  We believe our new divisions allow us to focus on new technology and growth opportunities to add product and customer value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses Avocent’s research, development, and marketing activities.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended
	March 30, 2007	March 31, 2006
Net sales	100.0%	100.0%
Cost of sales	39.2	40.8
Gross profit	60.8	59.2
Operating expenses:
Research and development expenses	15.7	14.0
Acquired in-process research and development expense	—	2.2
Selling, general and administrative expenses	36.5	24.7
Amortization of intangible assets	6.7	2.5
Total operating expenses	58.9	43.4

Income from operations	1.9	15.8
Net investment income	0.7	3.3
Net realized investment losses	—	(0.1)
Interest expense	(1.7)	—
Other income (expense), net	(0.2)	—
Income before provision for income taxes	0.7	19.0
Provision for income taxes	0.1	5.3
Net income	0.6%	13.7%

Net sales.  Net sales increased 41% to $133.2 million for the first quarter of 2007 from $94.5 million for the first quarter of 2006.  The increase in sales resulted primarily from the contribution of revenue from both our Cyclades acquisition, completed on March 30, 2006 and our LANDesk acquisition, completed on August 31, 2006.  Branded sales increased 77% from $47.9 million in the first quarter of 2006 to $85.1 million in the first quarter of 2007.  As a percentage of sales, branded revenue accounted for 64% of sales in the first quarter of 2007 and 51% of revenue in the first quarter of 2006.  OEM sales grew 3% from $46.6 million in the first quarter of 2006 to $48.1 million in the first quarter of 2007.  OEM sales were 36% of sales for the first quarter of 2007, compared to 49% of sales for the first quarter of 2006.  Sales of our digital products increased 28% to $64.7 million in the first quarter of 2007 from $50.6 million in the first quarter of 2006.  Although revenue from sales of digital products increased in dollars, as a percentage of sales of our digital products represented 48% of our revenue in the first quarter of 2007 compared to 54% of our revenue in the first quarter of 2006.  This percentage decline combined with the overall dollar increase is a result of the diversification to our business that the LANDesk acquisition provided.

From a divisional perspective, revenues from our Management Systems Division increased from $90.5 million in the first quarter of 2006 to $105.1 million in the first quarter of 2007.  Our Management Systems Division is comprised of our traditional KVM products, our serial products and our embedded software and solutions products.  Revenue from the Management Systems Division accounted for 79% of our revenue in the first quarter of 2007 and 96% of our revenue in the first quarter of 2006.  The decline in Management System’s percentage of revenue is a result of the diversification of our business, primarily as a result of the addition of LANDesk.  Our Management Systems Division still generates a majority of our revenue and experienced an increase in revenue for the first quarter of 2007 primarily as a result of the additional sales contributed by our acquisition of Cyclades.  Sales by product line for our Management Systems Division for the three months ended March 30, 2007 and March 31, 2006 are as follows:

	For the three months ended
	March 30, 2007	March 31, 2006
Management Systems Division (MSD) net revenue:
KVM	$80,688	$77,975
Serial management	11,286	993
Embedded software and solutions	7,577	6,133
Other	5,553	5,397
Total MSD net revenue	$105,104	$90,498

The LANDesk Division contributed $23.1 million of net revenue during the first quarter of 2007, or 17% of our net revenue.  LANDesk’s revenue and bookings are comprised of both license-based revenue, primarily LANDesk Management Suite, and subscription-based revenue, primarily LANDesk Security Suite, with the growth in bookings from the subscription-based revenue outpacing the license-based revenue.  This change in mix has an impact on the revenue we recognize because subscription revenue is deferred and amortized over the subscription term.  Sales by product line for our LANDesk Division for the three months ended March 30, 2007 and March 31, 2006 are as follows:

	For three months ended
	March 30, 2007	March 31, 2006
LANDesk Division net revenue:
Licenses and royalties	$13,094	$—
Maintenance and services	9,979	—
Total LANDesk net revenue	$23,073	$—

Sales increased 41%, both within the United States and internationally, from the first quarter of 2006 to the first quarter of 2007 due to the additional revenue resulting from our acquisitions. Sales within the United States were $73.8 million and $52.4 million in the first quarter of 2007 and 2006 respectively.  International sales were $59.4 million and $42.1 million in the first quarter of 2007 and 2006, respectively.  Sales within the United States were 55% of sales in the first quarter of 2007 and 2006.  International sales were 45% of sales in the first quarter of 2007 and 2006.

We typically experience a sequential decrease in business from the fourth quarter of one year to the first quarter of the following year.  This trend was again evident from the fourth quarter of 2006 to the first quarter of 2007.  In recent years, we have also experienced a sequential increase in revenue from the first quarter to the second quarter, primarily as a result of similar trends in IT spending for this period, and we believe the trend will continue in 2007.  We believe the tone of our business is generally positive and industry analysts continue to forecast growth in IT spending on a year-over-year basis.  Accordingly, for the second quarter of 2007, we expect revenue to be in the $145 million to $154 million range.

Gross profit. Gross profit is affected by a variety of factors: including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix; raw material costs; labor costs; new product introductions by us and by our competitors; sales levels of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services. Gross profit increased to 60.8% in the first quarter of 2007 compared to 59.2% in the first quarter of 2006 due to:

•                  Higher revenue from our digital, serial and embedded products as our digital KVM and embedded solutions typically carry higher margins than our analog solutions (sold through our Management Systems Division);

•                 Sales by our LANDesk Division, whose products are primarily higher margin software with related service and maintenance revenue; and

•                 Sales by our Cyclades branded products, which are sold primarily through our branded channels and, as a result, have a higher gross margin.

These increases to gross margins were somewhat offset by:

•                 Additional costs included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to internally developed software for resale;

•                 Additional excess and obsolete inventory reserves related to product end-of-life issues, including legacy Cyclades products that were replaced or enhanced; and

•                 Lower than anticipated revenue that did not fully absorb our previously committed fixed indirect costs and overhead.

Based on our forecasted revenue range for the second quarter of 2007, we expect positive contributions from LANDesk and higher revenue from our digital products and embedded solutions in the second quarter of 2007, all of which we expect will have a positive affect on our gross margin.  We expect the combination of these factors to offset price declines and competitive factors in the second quarter of 2007.  Accordingly, we expect gross margins to be between 63% and 66% in the second quarter of 2007.

Research and development expenses.  Research and development expenses were $20.9 million, or 15.7% of sales, in the first quarter of 2007 compared to $13.2 million, or 14.0% of net sales, in the first quarter of 2006.  The increase in the amount spent on research and development was due to the additional costs from the Cyclades and LANDesk acquisitions, including costs related to the integration of the Avocent and LANDesk software platforms.  The amount of stock compensation expensed in the first quarter of 2007 was higher as compared to 2006 because our Board did not approve the 2006 grants until the second quarter of 2006, and therefore, we did not begin expensing the related cost until the second quarter of 2006.

We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.  We believe research and development expenses in the second quarter of 2007 will be relatively consistent with the first quarter of 2007.

Acquired in-process research and development expense.  Acquisition related expenses in 2006 were comprised solely of the non-recurring write-off of $2.1 million of in-process research and development expense related to the acquisition of Cyclades.  There were no such charges in the first quarter of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $48.7 million, or 36.5% of net sales, for the first quarter of 2007 compared to $23.4 million, or 24.7% of net sales, for the first quarter of 2006.  The increase in selling, general and administrative expenses was attributed to increased headcount as a result of the acquisitions of Cyclades and LANDesk.  We also experienced higher costs as a result of equity-based compensation awards as compared to 2006 because our Board did not approve the 2006 grants until the second quarter of 2006.  We believe certain elements of selling, general and administrative expenses will be flat from the first quarter of 2007, with the exception of sales incentive compensation, which we expect to increase as a result of increased revenue as compared to the first quarter of 2007.  As a result of these factors, including stock compensation expense, we expect selling, general and administrative expenses to be in the range of $51 to $54 million in the second quarter of 2007.

Amortization of intangible assets.  Amortization of $9.0 million in the first quarter of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk.  Amortization of $2.4 million in the first quarter of 2006 included primarily the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility.  The increase in amortization expense relates primarily to additional amortization expense related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.  Amortization expense is expected to be approximately $9.0 million in the second quarter of 2007.

Stock Compensation.  We record compensation expense in each line of our condensed consolidated financial statements based on the department in which an employee works.  Stock compensation increased from $841,000 in the first quarter of 2006 to $3.7 million in the first quarter of 2007.  The increase was due primarily to the fact that most of our outstanding option awards were vested at the end of  2005 and our Board did not approve our restricted stock unit grants until the second quarter of 2006.  Accordingly our stock compensation expense was lower in the first quarter of 2006.  Of the $3.7 million of stock compensation recorded in the first quarter of 2007, $179,000 was recorded in cost of goods sold, $1.1 million was recorded in research and development expense, and $2.4 million was recorded in selling, general and administrative expenses.  Of the $841,000 of stock based compensation recorded in the first quarter of 2006, $50,000 was recorded in cost of goods sold, $301,000 was recorded in research and development expense, and $490,000 was recorded in selling, general and administrative expenses.

During the second quarter of 2007 our Compensation Committee approved the grant of 815 time-based and 220 performance-based restricted stock units to our officers, directors, and other employees.  The awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals.  We expect stock compensation expense to be in the range of $4.0 million to $5.0 million in the second quarter of 2007.  We believe equity based compensation is an important part of our total compensation packages and is needed to attract and retain key employees.

Net investment income.  Net investment income decreased to $879,000 in the first quarter of 2007 as compared to $3.1 million in the first quarter of 2006.  The decrease in investment income in the first quarter of 2007 was the result of lower cash and investments as a result of funding the purchase of Cyclades late in the first quarter of 2006 and the cash component of the LANDesk acquisition in the third quarter of 2006, as well as funding the purchase of common stock under our stock repurchase program.

Net realized investment losses.  Net realized investment losses decreased from $55,000 in the first quarter of 2006 to zero in first quarter of 2007.

Interest expense.  Interest expense was $2.2 million in the first quarter of 2007.  There were no such expenses in the first quarter of 2006.  Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006, which we used to finance a portion of the LANDesk acquisition and share repurchases.

Other income (expense), net.  Net other income increased from an expense of $20,000 in the first quarter of 2006 to $317,000 in the first quarter of 2007.

Provision for income taxes.  The effective tax rate in the first quarter of 2007 was approximately 11.2% compared to an effective tax rate of approximately 27.9% in the first quarter of 2006.  The provision for income taxes was $94,000 for the first quarter of 2007, compared to $5.0 million in the first quarter of 2006.  The decrease in the effective tax rate was primarily the result of the change in the mix of pre-tax profit among our U.S. and international companies, the reinstatement of the U.S. research and development tax credit and expenses related to stock options. In addition, in the first quarter of 2006, the Cyclades acquisition occurred resulting in an increase in the effective tax rate for in-process research and development.  The decreases to the effective tax rate were partially offset by an increase due to the lower amount of interest earned on tax-free municipal bonds.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit.

Net income.  Net income for the first quarter of 2007 was $746,000 compared to $12.9 million for the first quarter of 2006, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the first quarter of 2007, was 0.6% compared to 13.7% for the first quarter of 2006.

Liquidity and Capital Resources

As of March 30, 2007, our principal sources of liquidity consisted of $109 million in cash, cash equivalents, and investments.  We also have a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  The line of credit currently bears an interest rate of LIBOR plus 87.5 basis points.  There was approximately $150 million outstanding under the line of credit as of March 30, 2007.  We classify the entire obligation as long-term as it carries a five-year term and has no required repayment schedule.  We expect to repay the borrowings with future cash flows from operations or potential future capital raising activities.

Our operating activities generated cash of $17.8 million in the first three months of 2007, compared to approximately $16.6 million in the first three months of 2006.  The improvement in cash flow in the first quarter of 2007 was primarily the result of increases in accounts receivable collections during the first quarter of 2007.  Our accounts receivable decreased $17.3 million from December 31, 2006 to March 30, 2007 as a result of the improved cash collections as well as the lower sales experienced in the first quarter of 2007 as compared to the fourth quarter of 2006.  Although our accounts receivable balance declined, our days sales outstanding (DSO) increased to 74 days from approximately 70 days at the end of 2006.  DSO increased as a result of a higher concentration of sales in the third month of the first quarter of 2007 than we typically experience.  Also, adding LANDesk customer balances to our receivables, which tend to have longer payment terms than legacy Avocent balances, increased our DSO.  Excluding our LANDesk Division, our DSO was approximately 67 days at the end of the first quarter of 2007 and was 57 days at the end of 2006.

Inventories decreased $1.6 million from December 31, 2006 to March 30, 2007.  Our operations group worked to reduce our inventories in the first quarter of 2007, despite planning and stocking for higher sales volume in the quarter.  However, our inventory turns decreased to 4.9, primarily as a result of our lower sales volume experienced in the first quarter of 2007.  Had we achieved our revenue expectation, the inventory levels would have been lower at quarter end.  A decline in accrued compensation due to the payment of 2006 annual bonuses somewhat offset the decline in accounts receivable and inventories impact to cash flow from operations for the first quarter of 2007.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products.  We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of March 30, 2007, we had approximately $23.0 million of such purchase commitments.  None of our expected purchase commitments requires payment beyond the next year.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of the adoption date, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $11.4 million of which $9.3 million, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense.  As of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of approximately $2.2 million.  Penalties may be charged in certain jurisdictions for the underpayment or late payment of tax.  As of the adoption date, we had accrued penalties related to the unrecognized tax benefits of approximately $200,000 (see Note 10 in the notes to the condensed consolidated financial statements in Part I, Item 1).

We may use a portion of our cash and investments or our line of credit for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

We repurchased 487,000 shares of our common stock for a total cost of approximately $15.4 million during first quarter of 2007 under the stock repurchase program approved by our Board of Directors.  During the first quarter of 2007, our Board approved the repurchase of up to an additional 2.0 million shares under our share repurchase program.  As of March 30, 2007 we had the authority to repurchase an additional 1.7 million shares under this program.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, and mortgage backed securities guaranteed by U.S. government agencies.  We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.  We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value.  Upon review of our investment portfolio as of March 30, 2007, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the first quarter of 2007.

Recently Issued Accounting Standards and Regulatory Standards

See above regarding adoption of FIN 48 during the first quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.  We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at March 30, 2007.  We generally hold investment securities until maturity.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 87.5 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $125 million, through a well-established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of March 30, 2007, we had three open forward contracts with an approximate fair value of $2,000.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of March 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.  There were no changes in our internal controls over financial reporting during the quarter ended March 30, 2007 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.  We have begun to integrate LANDesk into our standard processes and controls and ERP System and we expect to complete the integration during 2007.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 14, 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against Avocent in the TFS bankruptcy case in an effort to disallow Avocent’s claim in its entirety.  TFS also seeks damages in an undetermined amount for Avocent’s alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to Avocent and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”).  The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. The court has ordered that early mediation be scheduled and a mediator has been assigned.  Discovery is under way.  We intend to vigorously defend our positions.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants have filed counterclaims alleging non-infringement, unenforceability, and invalidity, and discovery is currently underway.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  Avocent has filed a motion to dismiss the case.  We intend to vigorously defend our positions.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.

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

We acquired LANDesk Group Limited (“LANDesk”) in the third quarter of 2006.  This acquisition represents a departure from our core products and technologies and our entry into a new market (systems management software products and services) in which we have very limited experience.  The market for systems management products is highly competitive, and we expect competition in this market to continue and intensify.  Many of LANDesk’s competitors have substantially greater financial, customer support, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than LANDesk has, and we may not have the resources or expertise to compete successfully with them in the future.

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

Our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations.  In addition, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based.  Future transactions could cause our financial results to differ from expectations of market analysts or investors for any given quarter.

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

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten, Belkin, Lantronix, and Digital V6.  These products also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, Symantec, Novell, and BMC Software), who may be able to offer software products competitive with our hardware products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These competitive software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

We compete for sales of our systems management products with companies such as Microsoft, Computer Associates, BMC Software, Novell, and Symantec, many of whom have greater financial, technical, and marketing resources, a larger customer base, a longer operating history, greater name recognition, and more established relationships in the industry than we do, and may offer their own or third-party competitive software products at a lower cost or bundled for free with their other products.  Microsoft, in particular, has delivered competitive systems management products and announced its intention to continue to develop competitive software.  If Microsoft is successful in delivering systems management software that is competitive with our products, our ability to grow our systems management business may be limited.

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

Sales of switching, extension, and remote access products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition.  If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected.  The introduction of products or technologies incorporating superior alternatives such as virtualization hardware and software, other switching software, the emergence of new industry standards, or changes in pricing structure could render our existing products and technologies and those under development obsolete or unmarketable.  New technologies offered by us or our competitors could compete with our existing products at a lower price, which could reduce our revenue.

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

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama seeking a declaratory judgment that two patents owned by Aten and asserted against us are invalid and that certain products alleged by Aten to infringe do not infringe these patents.

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

•                                          Changes in demand for our products;

•                                          Fluctuations or a decline in sales of servers due to changes in technology (such as virtualization), economic conditions, or capital spending levels;

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

•                                          Fluctuations in foreign currency exchange rates and interest rates;

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

•                                          Changes in corporate ownership, financial condition, business direction, sales compensation related to our products, or product mix by the OEMs: and

•                                          Fluctuations or a decline in sales of servers due to changes in technology (such as virtualization), economic conditions, or capital spending levels.

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

A substantial portion of our sales consists of sales of our branded products to a limited number of resellers and distributors.  Sales to resellers and distributors represented approximately 56% of net sales in 2006, 48% of net sales in 2005, and 52% of net sales in 2004.  The loss of significant revenue opportunities with these resellers and distributors could negatively impact our results of operations.  In addition, many of these customers also have or distribute competing products.  If resellers and distributors elect to increase the marketing of competing products or reduced marketing of our products, our ability to grow our business will be negatively impacted and will impair one of our substantial revenue sources.

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

The loss of one or more large reseller and distributors could materially harm our business.  While we have reseller and distributor agreements, none of our resellers or distributors are obligated to purchase products from us.  Consequently, any reseller or distributor could cease doing business with us at any time.  Our dependence upon a few resellers and  distributors could result in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.  In addition, the inability to accurately forecast the timing and volume of orders for sales of branded products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods.  If we underestimate sales, we will not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

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

Maintenance revenue related to the licensing of our software products is a significant part of our current and future operating revenue.  In general, maintenance fees increase with the increase in the use of our software.  Accordingly, we receive higher maintenance fees with new license agreements and as existing customers install more of our software products on additional systems.  Due to increased discounting for larger sales opportunities, maintenance fees on a per unit basis for such large deals can be lower than average.  In addition, customers are generally provided reduced annual maintenance percentages for entering into long-term maintenance agreements.  Declines in our license bookings, increases in long-term maintenance agreements, customers electing to migrate to competitive products or find alternatives to our products, and/or increased discounting could lead to reduced software maintenance revenue and reduced gross margins.

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

•                                          Quality, warranty, and support terms vary dramatically when licensing third party code and content, and we have limited ability to control quality issues with third-party code and content and we must depend on our own research and development personnel to evaluate and select third-party code that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third party code or content to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

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

Changes in accounting standards or the interpretation of accounting standards, including changes related to revenue recognition, could cause significant impact on our revenue or earnings.

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

Provisions in our charter documents could discourage potential acquisition proposals and could delay or prevent a change in control transaction that stockholders may favor.  These provisions could have the effect of discouraging others from making tender offers for shares, and as a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts and may prevent stockholders from reselling their shares at or above the price at which they purchased their shares.  These provisions may also prevent changes in management that stockholders may favor.  Our charter documents do not permit stockholders to act by written consent, limit the ability of stockholders to call a stockholders meeting, and provide for a classified board of directors, which means stockholders can only elect, or remove, a limited number of directors in any given year.  Furthermore, our Board of Directors has the authority to issue up to five million shares of preferred stock in one or more series.  The Board of Directors can fix the price, rights, preferences, privileges, and restrictions of such preferred stock without any further vote or action by our stockholders.  The issuance of shares of preferred stock may delay or prevent a change in control transaction without further action by our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004 our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock.  Our Board has approved a total of 12.0 million shares to be repurchased under this program, including 2.0 million additional shares approved by our Board in February 2007.  The plan has no expiration date.  Details of purchases made during the quarter ended March 30, 2007 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2007 — January 26, 2007	—	$—	9,813,733	186,267
January 27, 2007 — February 23, 2007	186,267	$35.03	10,000,000	2,000,000
February 24, 2007 — March 30, 2007	300,000	$29.71	10,300,000	1,700,000
Quarter ended March 30, 2007	486,267	$31.75

Approximately 96,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first quarter of 2007 (see note 3 to the financial statements).  The 96,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 6.  Exhibits.

(a) Exhibits

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Summary of Avocent Corporation 2007 Executive Bonus Program.

ITEMS 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date: May 7, 2007	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)