Form 10-Q
period 2007-06-29
AVOCENT CORP
filed 2007-08-06
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2007 or

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

As of August 1, 2007, the number of outstanding shares of the Registrant’s Common Stock was 50,291,859.

AVOCENT CORPORATION

FORM 10-Q

June 29, 2007

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	June 29,	June 30,	June 29,	June 30,
	2007	2006	2007	2006
Net sales:
Products and services	$125,407	$111,009	$238,983	$199,199
Licenses and royalties	24,818	6,996	44,393	13,318
Total net sales	150,225	118,005	283,376	212,517

Cost of sales:
Products and services	51,778	46,595	100,872	85,150
Licenses and royalties	598	—	957	—
Amortization of intangibles related to licenses and royalties	2,767	—	5,450	—
Total cost of sales (including stock compensation of $301 and $480 for the three and six months ended June 29, 2007; $164 and $214 for the three and six months ended June 30, 2006)	55,143	46,595	107,279	85,150

Gross profit	95,082	71,410	176,097	127,367

Research and development expenses (including stock compensation of $1,391 and $2,506 for the three and six months ended June 29, 2007; $762 and $1,063 for the three and six months ended June 30, 2006)	21,189	14,321	42,070	27,530
Acquired in-process research and development expense	—	—	—	2,100
Selling, general and administrative expenses (including stock compensation of $3,411 and $5,779 for the three and six months ended June 29, 2007; $1,796 and $2,286 for the three and six months ended June 30, 2006)	52,442	32,718	101,102	56,102
Cyclades integration expenses	—	2,269	—	2,269
Amortization of intangible assets	7,581	4,901	16,543	7,252
Total operating expenses	81,212	54,209	159,715	95,253

Income from operations	13,870	17,201	16,382	32,114

Net investment income	904	2,114	1,783	5,205
Net realized investment gains (losses)	—	2	—	(53)
Interest expense	(2,268)	(137)	(4,502)	(146)
Other income (expense), net	15	(200)	(302)	(211)

Income before income taxes	12,521	18,980	13,361	36,909
Provision (benefit) for income taxes	(2,479)	5,399	(2,385)	10,395

Net income	$15,000	$13,581	$15,746	$26,514

Earnings per share:
Basic	$0.30	$0.28	$0.31	$0.55
Diluted	$0.29	$0.28	$0.31	$0.54
Weighted average shares used in computing earnings per share:
Basic	50,476	47,943	50,607	48,515
Diluted	51,158	48,709	51,457	49,336

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

June 29, 2007 and December 31, 2006

(Unaudited, in thousands, except per share data)

	June 29, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$91,443	$81,301
Investments maturing within one year	17,668	25,864
Accounts receivable, less allowance for doubtful accounts of $2,201 and $2,449 at June 29, 2007 and December 31, 2006, respectively	110,329	126,471
Other receivables	11,148	13,365
Inventories	32,230	41,765
Other current assets	5,624	3,904
Deferred tax assets, net	9,266	7,355
Total current assets	277,708	300,025

Investments	—	987
Property and equipment, net	38,018	38,004
Goodwill	590,386	607,488
Other intangible assets, net	189,055	209,674
Other assets	2,787	2,676
Total assets	$1,097,954	$1,158,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,639	$16,260
Accrued wages and commissions	20,826	25,511
Accrued liabilities	25,822	29,754
Income taxes payable	13,729	17,364
Deferred revenue, current	47,485	44,453
Total current liabilities	122,501	133,342

Unsecured bank line of credit	115,000	150,000
Deferred tax liabilities, net	9,491	30,377
Deferred revenue, non-current	10,057	10,070
Other non-current liabilities	532	1,222
Total liabilities	257,581	325,011

Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; June 29, 2007—53,814 shares issued and 50,847 outstanding; December 31, 2006 — 53,382 shares issued and 50,642 outstanding;	54	53
Additional paid-in capital	1,195,888	1,185,114
Accumulated other comprehensive income	682	65
Accumulated deficit (see Note 10)	(248,902)	(261,971)
Treasury stock, at cost; June 29, 2007, 3,327 shares; December 31, 2006, 2,740 shares;	(107,349)	(89,418)
Total stockholders’ equity	840,373	833,843

Total liabilities and stockholders’ equity	$1,097,954	$1,158,854

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 29,	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$15,746	$26,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,730	3,974
Amortization of intangible assets	22,208	7,252
Stock-based compensation	8,765	3,563
Acquired in-process research and development expenses	—	2,100
Amortization of premiums (discounts) on investments	(143)	100
Net loss on sales of investments	—	53
Net loss on disposition of fixed assets	222	—
Excess tax benefit from stock-based compensation	(848)	(3,845)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	16,113	(387)
Inventories, net	9,559	(3,415)
Other assets	499	(3,765)
Accounts payable	(1,498)	(5,971)
Accrued wages and commissions	(4,685)	2,456
Accrued other liabilities and deferred revenue	(955)	5,180
Income taxes, current and deferred	(12,254)	(2,228)
Net cash provided by operating activities	57,459	31,581

Cash flows from investing activities:
Purchase of other intangible assets	(3,425)	(2,699)
Purchase of Cyclades, net of cash received	—	(91,568)
Purchases of property and equipment	(4,868)	(3,157)
Purchases of investments	(50,681)	(128,420)
Maturities and proceeds from sales of investments	60,085	294,719
Net cash provided by investing activities	1,111	68,875

Cash flows from financing activities:
Repayment of debt assumed in acquisition	—	(1,715)
Borrowings (repayments) under unsecured line of credit, net	(35,000)	12,005
Payment of financing costs	—	(2,005)
Proceeds from employee stock option exercises	3,533	20,587
Excess tax benefit from stock-based compensation	848	3,845
Purchases of treasury stock	(17,931)	(119,186)
Net cash used in financing activities	(48,550)	(86,469)

Effect of exchange rate changes on cash and cash equivalents	122	279

Net increase in cash and cash equivalents	10,142	14,266
Cash and cash equivalents at beginning of period	81,301	66,425
Cash and cash equivalents at end of period	$91,443	$80,691

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The consolidated balance sheet presented in the accompanying condensed consolidated financial statements for December 31, 2006, was derived from the audited financial statements filed in our Form 10-K for the period ended December 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2.   Inventories

Inventories consisted of the following at:

	June 29, 2007	December 31, 2006

Raw materials	$2,655	$3,022
Work-in-process	1,632	1,411
Finished goods	27,943	37,332
Inventories	$32,230	$41,765

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,058 and $5,578 as of June 29, 2007 and December 31, 2006, respectively.

Note 3.   Equity and Treasury Stock

Stock option exercises and restricted stock unit (RSU) vesting — Shares of our common stock issued as a result of option exercises totaled 50 shares during the quarter ended June 29, 2007 and 72 shares during the quarter ended June 30, 2006.  Shares of our common stock issued as a result of option exercises totaled 186 shares during the six months ended June 29, 2007 and 987 shares during the six months ended June 30, 2006.

During the quarter June 29, 2007, a total of 19 restricted stock units vested.  At the release of these shares, 7 shares were withheld for taxes and considered immediately retired, resulting in issuance of 12 shares, net of tax withholding.  During the six months ended June 29, 2007, a total of 349 restricted stock units vested.  At the release of these shares, 104 shares were withheld for taxes, resulting in issuance of 245 shares, net of tax withholding.  There was no such vesting during the three and six months ended June 30, 2006. During the second quarter of 2007 our Compensation Committee approved the grant of 1,075 time-based and 399 performance-based restricted stock units to our officers, directors and other employees.

(1)          Stock repurchases — We repurchased 100 shares of our common stock during the quarter ended June 29, 2007 at a cost totaling $2,493. We repurchased 587 shares of our common stock during the six months ended June 29, 2007 at a cost totaling $17,931.  We repurchased 3,963 shares of our common stock during the quarter ended June 30, 2006 at a cost totaling $95,303.  We repurchased 4,788 shares of our common stock during the six months ended June 30, 2006 at a cost totaling $122,255.  We repurchased 122 shares of our common stock at a cost of $3,069 at the end of the second quarter of 2006.  The transaction settled at the beginning of our third quarter of 2006.

These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan approved by our Board of Directors.  Our Board has approved a total of 12,000 shares for repurchase under the program.  As of June 29, 2007 we may repurchase an additional 1,600 shares under this program.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).  Comprehensive income in the first six months of 2007 of $16,364 consists of $15,746 of net income, $190 of unrealized gains on investments (net of deferred income taxes) and $355 of unrealized gains on the cash flow hedge (net of deferred income taxes) and $73 of foreign currency translation adjustments.  Comprehensive income in the first six months of 2006 of $26,926 consists of $26,514 of net income, $133 of unrealized gains on investments (net of deferred income taxes) and $279 of foreign currency translation adjustments.  As of June 29, 2007 and December 31, 2006, total accumulated other comprehensive income was $682 and $65, respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended June 29, 2007
Basic EPS
Net income available to common stockholders	$15,000	50,476	$0.30
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	682	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,000	51,158	$0.29

For the three months ended June 30, 2006
Basic EPS
Net income available to common stockholders	$13,581	47,943	$0.28
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	766	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$13,581	48,709	$0.28

For the six months ended June 29, 2007
Basic EPS
Net income available to common stockholders	$15,746	50,607	$0.31
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	850	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,746	51,457	$0.31

For the six months ended June 30, 2006
Basic EPS
Net income available to common stockholders	$26,514	48,515	$0.55
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	821	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$26,514	49,336	$0.54

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above. Anti-dilutive options totaled 2,203 and 2,207 for the three and six months ended June 29, 2007, respectively. Anti-dilutive options totaled 2,382 and 2,381 for the three and six months ended June 30, 2006, respectively.

Note 6.   Segment Reporting

We evaluate the performance of our segments based on revenue and operating profit, which is calculated before corporate and unallocated costs, amortization of intangibles and other purchase accounting adjustments, acquired in-process research and development expense, and stock-based compensation costs.  We do not track or use assets by segment as a measure of performance; therefore, we have not presented assets by segment.  The following is a reconciliation of information for our reportable segments to our consolidated results:

	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net revenue:
Management Systems	$114,964	111,823	$220,068	$202,321
LANDesk	27,563	—	51,417	—
Other business units	6,035	5,251	10,259	8,272
Corporate and unallocated	2,158	931	2,908	1,924
Amortization of fair value adjustment to LANDesk deferred revenue	(495)	—	(1,276)	—
Total net revenue	$150,225	$118,005	$283,376	$212,517

	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Operating income (loss):
Management Systems	$34,588	$30,009	$60,499	$55,792
LANDesk	1,117	—	84	—
Other business units	(2,073)	(2,453)	(5,222)	(5,152)
Corporate and unallocated costs	(3,804)	(2,580)	(6,922)	(5,309)
Amortization of fair value adjustment to LANDesk deferred revenue	(495)		(1,276)
Amortization of intangibles and other expenses	(10,360)	(5,053)	(22,017)	(7,554)
Stock-based compensation expense	(5,103)	(2,722)	(8,764)	(3,563)
Acquired in-process research and development expense	—	—	—	(2,100)
Total income from operations	$13,870	$17,201	$16,382	$32,114

Other income (expense)	(1,349)	1,779	(3,021)	4,795
Income before provision for income taxes	12,521	18,980	13,361	36,909

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition on March 30, 2006. LANDesk revenue and operating income includes the operating results from the date of the acquisition on August 31, 2006.

Sales by product line for our Management Systems Division and LANDesk Division for the three months and six months ended June 29, 2007 and June 30, 2006 are as follows:

	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Management Systems net revenue:
KVM	$87,459	$83,496	$168,147	$161,471
Serial Management	12,752	13,817	24,038	14,810
Embedded software and solutions	7,897	8,828	15,474	14,961
Other	6,856	5,682	12,409	11,079
Total Management Systems net revenue:	$114,964	$111,823	$220,068	$202,321

	For the Three Months Ended	For the Six Months Ended
	June 29, 2007	June 29, 2007
LANDesk Division net revenue:
Licenses and royalties	$16,800	$30,171
Maintenance and services	10,763	21,246
Total LANDesk net revenue	$27,563	$51,417

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the second quarter or first six months of 2007 or 2006.

As of June 29, 2007, long-lived assets totaled $38,018, which includes $26,457 held in the United States and $11,561 held outside of the U.S.  As of December 31, 2006, long-lived assets totaled $38,004, which includes $25,585 held in the United States and $12,419 held outside of the United States.

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of June 29, 2007, we had four open forward contracts with an approximate fair value of $(5).  As of December 31, 2006, we had one open forward contract with an approximate fair value of zero.

In 2006, we entered into an interest rate swap agreement with an original notional amount of $125,000. The objective of the rate swap agreement is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party. We anticipate that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At June 29, 2007, we recorded an unrealized loss on the swap, net of tax, of $101 in accumulated OCI. There was no ineffectiveness in the year and we anticipate no reclassification of OCI into earnings in the next 12 months.  The notional amount of the swap as of June 29, 2007 is $110,000.

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	June 29, 2007		December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$69,740	$24,440	$68,720	$17,741
Internally developed software for resale	21,900	3,042	21,900	1,217
Patents and trademarks	36,012	10,109	35,520	7,753
Customer base and certifications	100,198	17,504	100,120	9,449
Maintenance contracts	9,600	1,600	9,600	640
Non-compete agreements	12,720	5,704	12,720	3,775
Other	4,228	2,944	4,228	2,559
	$254,398	$65,343	$252,808	$43,134

During the first quarter of 2007, we acquired an existing product line and related technology from a third party for approximately $1,020 in cash, which we recorded in intangible assets.  The amounts are subject to future amortization over an estimated three year life.  Additionally, the purchase agreement provides for certain potential incentive payments of approximately $600.  These potential incentive costs will be recognized as expense over the periods for which the related services are provided.

Amortization expense for other intangible assets for the three months ended June 29, 2007 and June 30, 2006, was $10,348 and $4,901, respectively.  Amortization expense for other intangible assets for the six months ended June 29, 2007 and June 30, 2006, was $21,993 and $7,252, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2007, remaining	$22,170
2008	$42,097
2009	$37,507
2010	$34,499
2011	$26,034
Thereafter	$26,748

As a result of the merger of certain divisions there were reallocations of the carrying amount of goodwill among the divisions during the first quarter of 2007.  Additionally, as a result of making certain tax elections during the second quarter of 2007, we adjusted the carrying amount of goodwill for the LANDesk division (see Note 10).  A summary of changes in goodwill for the six months ended June 29, 2007, is as follows:

			Embedded
	Management		Software and	Other
	Systems	LANDesk	Solutions	Business
	Division	Division	Divisions	Units	Total

Balance as of December 31, 2006	$316,430	$274,613	$11,862	$4,583	$607,488

Reallocation from segment changes	11,862		(11,862)		—

Adjustments during the six months		(17,102)			(17,102)

Balance as of June 29, 2007	$328,292	$257,511	$—	$4,583	$590,386

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the six months ended June 29, 2007 is as follows:

2007

Balance, January 1, 2007	$2,486

Accruals for product warranties issued during the period	2,480

Settlements made during the period	(2,913)

Balance, June 29, 2007	$2,053

Deferred revenue related to our extended warranty for hardware products program was $4,514 at June 29, 2007 and $4,545 at December 31, 2006.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $2,015 during the six months ended June 29, 2007.  In addition, we recorded deferred revenue related to new extended warranties of $1,984 during the six months ended June 29, 2007.

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. As of June 29, 2007, deferred revenue was $57,542, of which approximately $51,540 related to LANDesk.  As of December 31, 2006, deferred revenue was $53,514, of which approximately $47,858 related to LANDesk.

Note 10. Income taxes

During the second quarter of 2007, we made certain elections under the Internal Revenue Code Sec. 338(g) related to the LANDesk acquisition in August 2006.  As a result of making these elections, the acquisition will now be treated for U.S. tax purposes as an asset acquisition where we step up the tax basis in assets and liabilities previously recognized in the purchase accounting.  We previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded.  Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts should these elections be made within the required time period, including the tax impacts associated with the amount assigned to in-process R&D that was charged to expense at acquisition.  During the second quarter of 2007, we reconsidered the measurement of deferred taxes related to this business combination to take into consideration the tax impacts of the elections made.  As a result, we adjusted the deferred tax accounts with the offset reducing the amount of goodwill previously recognized from this transaction.  In addition, we recognized a tax benefit of $6,500 during the quarter ended June 29, 2007 to take into consideration the tax impacts associated with the in-process R&D previously charged to expense on a gross basis at acquisition.  We have indemnified former LANDesk shareholders for any personal tax consequences should this election create current tax obligations for these former shareholders.

As a result of these tax elections, the effective tax rate in the first six months of 2007 was approximately (17.8)%, compared to an effective tax rate of approximately 28.2% in the first six months of 2006.  The provision for income taxes was a benefit of ($2,385) for the first six months of 2007, compared to income tax expense of $10,395 for the first six months of 2006.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2,900.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of June 29, 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $11,717 of which $9,617, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. As of June 29, 2007, we had accrued interest expense related to the unrecognized tax benefits of $2,728.

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

We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years.  It is possible that the examination phase of the audit for those years will conclude in 2007, and it is possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Note 11.  Litigation

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against us in the TFS bankruptcy case in an effort to disallow our claim in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to us and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”).  The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. The court has ordered that early mediation be scheduled and a mediator has been assigned.  Discovery is underway.  We intend to vigorously defend our positions.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants have filed counterclaims alleging non-infringement, unenforceability, and invalidity, and discovery is currently underway.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals, and we intend to vigorously defend our positions.  Discovery is currently under way.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.

Note 12. Subsequent Events

During the period from June 30, 2007 through August 1, 2007, we purchased 200 additional shares of our common stock under our share repurchase program for a total cost of $5,822.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT CAPITAL SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO RESUME GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS ABOUT THE REPAYMENT OF OUR BANK LINE OF CREDIT; STATEMENTS REGARDING OUR REVENUE, GROSS MARGINS, OUR RESEARCH AND DEVELOPMENT EXPENSES, OUR SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, AMORTIZATION EXPENSES, AND STOCK-BASED COMPENSATION EXPENSES IN THE SECOND HALF OF 2007; AND STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT AND OTHER LITIGATION MATTERS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our branded customers accounted for 65% of sales in the first six months of 2007 and 56% of sales in the first six months of 2006.  Sales to our OEM customers accounted for 35% of sales in the first six months of 2007 and 44% of sales in the first six months of 2006.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 53% and 60% of sales in the first six months of 2007 and 2006, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 57% of sales in the first six months of 2007 and 56% of sales in the first six months of 2006.  Sales outside of the United States accounted for 43% of sales in the first six months of 2007 and 44% of sales in the first six months of 2006.  No foreign country accounted for more than 10% of sales in the first six months of 2007 or 2006.

With continued industry-wide initiatives to reduce all channel inventories and to shorten lead times, generally trends with our major customers are to reduce the number of weeks of forward-committed firm orders.  This trend continues to affect our business with certain distributors, OEMs, and other server manufacturers, and we believe that it will continue to make our future sales more difficult to predict and inventory levels more difficult to manage.

We continue to experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions are not predictable and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and restricted stock units (RSUs).  These officers and directors have informed us that they have sold, and may continue to sell, shares of our common stock to provide liquidity and diversify their portfolios.  During the second quarter of 2007 our Board of Directors granted both time-based and performance-based RSUs with two and three year vesting.

Our largest division, the Management Systems Division comprised 78% of our consolidated net revenue in the first six months of 2007 and 95% in 2006.  Our LANDesk Division contributed 18% of net revenue to the first six months of 2007.  Our other divisions and unallocated revenue comprised the remaining 4% of our consolidated net revenue in 2007 and 5% of our consolidated net revenue in the first six months 2006.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.7	39.5	37.9	40.1
Gross profit	63.3	60.5	62.1	59.9
Operating expenses:
Research and development expenses	14.1	12.1	14.8	13.0
Acquired in-process research and development expenses	—	—	—	1.0
Selling, general and administrative expenses	34.9	27.7	35.7	26.4
Cyclades integration expenses	—	1.9	—	1.0
Amortization of intangible assets	5.1	4.2	5.8	3.4
Total operating expenses	54.1	45.9	56.3	44.8

Income from operations	9.3	14.6	5.8	15.1

Net investment income	0.6	1.8	0.6	2.4
Net realized investment losses	—	—	—	—
Interest expense	(1.5)	(.01)	(1.6)	—
Other income (expense), net	—	(0.2)	(0.1)	(0.1)
Income before provision (benefit) for income taxes	8.3	16.1	4.7	17.4
Provision (benefit) for income taxes	(1.7)	4.6	(0.9)	4.9
Net income	10.0%	11.5%	5.6%	12.5%

Net sales.  Net sales increased 27% to $150.2 million for the second quarter of 2007 from $118.0 million for the second quarter of 2006.  The increase in sales resulted primarily from the contribution of $27.1 million in revenue from our LANDesk acquisition, completed on August 31, 2006.  Branded sales increased 40% from $70.6 million in the second quarter of 2006 to $98.7 million in the second quarter of 2007.  As a percentage of sales, branded revenue accounted for 66% of sales in the second quarter of 2007 and 60% of revenue in the second quarter of 2006.  OEM sales grew 9% from $47.4 million in the second quarter of 2006 to $51.5 million in the second quarter of 2007.  OEM sales were 34% of sales for the second quarter of 2007, compared to 40% of sales for the second quarter of 2006.  Sales of our digital products were $70.4 million in the second quarter of 2007 compared to $69.7 million in the second quarter of 2006.  Although revenue from sales of digital products increased in dollars, as a percentage of sales our digital products represented 47% of our revenue in the second quarter of 2007 compared to 59% of our revenue in the second quarter of 2006.  This decline in the percentage of revenue generated by sales from our digital products is a result of the diversification of our business that the LANDesk acquisition provided.

Sales in the second quarter of 2007 increased 31% within the United States and 22% internationally compared to sales in the second quarter of 2006 primarily due to the additional revenue resulting from our acquisition of LANDesk. LANDesk’s revenue comprised $14.9 million of revenue in the United States and $12.2 million of international revenue.  Total sales within the United States were $88.3 million and $67.3 million in the second quarter of 2007 and 2006 respectively.  International sales were $61.9 million and $50.7 million in the second quarter of 2007 and 2006, respectively.  Sales within the United States were 59% of sales in the second quarter of 2007 and 57% of sales in the second quarter of 2006.  International sales were 41% of sales in the second quarter of 2007 and 43% of sales in the second quarter of 2006.

Net sales increased 33% to $283.4 million for the first six months of 2007 from $212.5 million for the first six months of 2006.  The increase is primarily a result of the added revenue from the acquisitions of Cyclades in the first quarter of 2006 and LANDesk in the third quarter of 2006.  Sales within the United States increased by approximately 35% to $162.1 million in the first six months of 2007 compared to domestic sales of $119.7 million in the first six months of 2006.  International sales increased approximately 31% to $121.3 million in the first six months of 2007 compared to international sales of  $92.8 million in the first six months of 2006.  Additionally, sales to our branded customers increased 55% to $183.8 million in the first six months of 2007 from $118.6 in the first six months of 2006, while sales to our OEM customers increased 6% to $99.6 million in the first six months of 2007 from $93.9 in the first six months of 2006.

From a divisional perspective, revenues from our Management Systems Division increased from $111.8 million in the second quarter of 2006 to $115.0 million in the second quarter of 2007, primarily due to the growth in our traditional KVM business.  Our Management Systems Division is comprised of our traditional KVM products, our serial products, and our embedded software and solutions products.  Revenue from the Management Systems Division accounted for 77% of our revenue in the second quarter of 2007 and 95% of our revenue in the second quarter of 2006.  This decline in the Management System’s percentage of revenue is a result of the diversification of our business, primarily as a result of the addition of LANDesk, which accounted for 18% of our revenue in the second quarter of 2007.  Our serial management business includes revenue from Cyclades, acquired March 30, 2006.  Sales by product line for our Management Systems Division for the three and six month periods ended June 29, 2007 and June 30, 2006 are as follows:

	For the three months ended		For the six months ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Management Systems net revenue:
KVM	$87,459	$83,496	$168,147	$161,471
Serial Management	12,752	13,817	24,038	14,810
Embedded software and solutions	7,897	8,828	15,474	14,961
Other	6,856	5,682	12,409	11,079
Total Management Systems net revenue:	$114,964	$111,823	$220,068	$202,321

The LANDesk Division contributed $27.6 million of net revenue during the second quarter of 2007, or 18% of our net revenue.  LANDesk’s revenue and bookings are comprised of both license-based revenue, primarily LANDesk Management Suite, and subscription-based revenue, primarily maintenance and LANDesk Security Suite, with the growth in bookings from the subscription-based revenue outpacing the growth in license-based revenue.  This change in mix has an impact on the revenue we recognize because subscription revenue is deferred and amortized over the subscription term.  Sales by product line for our LANDesk Division for the three and six months ended June 29, 2007 are provided below.  As LANDesk was acquired in August 2006, there were no corresponding sales for the three and six month periods ended June 30, 2006.

	For the Three Months Ended	For the Six Months Ended
	June 29, 2007	June 29, 2007
LANDesk Division net revenue:
Licenses and royalties	$16,800	$30,171
Maintenance and services	10,763	21,246
Total LANDesk net revenue	$27,563	$51,417

We expect continued improvement and growth in our revenues and earnings during the second half of 2007.  Based on information from industry analysts as well as our resellers and end customers, we expect IT capital spending will increase during this time period.  Usually the second half of the year sees higher IT capital spending in general and higher revenue for us than in the first half of the year. We expect this seasonal trend will recur in 2007. We expect our revenue for the second half of 2007 will be within a range of $330 to $350 million.

Gross profit. Gross profit is affected by a variety of factors: including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix; raw material costs; labor costs; new product introductions by us and by our competitors; royalty revenue; sales levels of our software products, which tend to have higher gross margins than our hardware products; and our outsourcing of manufacturing and assembly services. Gross profit increased to $95.1 million, or 63.3% of sales, in the second quarter of 2007 compared to $71.4 million, or 60.5% of sales, in the second quarter of 2006 primarily due to the contribution from our LANDesk acquisition.  The increase in gross profit was disproportionately higher than the 27% increase in revenue due to the impact of LANDesk software and maintenance revenue, which has a substantially higher gross profit than that experienced by the rest of Avocent.  Gross profit from LANDesk software and maintenance contributed 1.6 points of the 2.8 point increase for the second quarter, excluding the $2.8 million of other intangible amortization resulting from the LANDesk acquisition included in cost of sales.  The increase in gross profit from the LANDesk division was partially offset by the additional $2.8 million included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to internally developed software for resale.  Gross profit increased from $127.4 million, or 59.9% of sales, in the first six months of 2006 compared to $176.1 million, or 62.1% of sales, in the first six months of 2007 for the same reasons as that of the increase for the quarter.

Based on our forecasted revenue range for the second half of 2007, we expect positive contributions from LANDesk, which we expect will have a positive affect on our gross margin.  We expect the combination of these factors to offset price declines and competitive factors in the last half of 2007.  Accordingly, we expect gross margins to be between 64.5% and 65.5% for the remainder of 2007.

Research and development expenses.  Research and development expenses were $21.2 million, or 14.1% of sales, in the second quarter of 2007 compared to $14.3 million, or 12.1% of net sales, in the second quarter of 2006.  The increase in the amount spent on research and development was primarily due to the additional costs from the LANDesk acquisition, including costs related to the integration of the Avocent and LANDesk software platforms.  Our LANDesk division recorded $6.2 million of research and development expense for the second quarter of 2007.

Research and development expenses for the first six months of 2007 increased to $42.1 million from $27.5 million from the first six months of 2006 primarily due the additional costs from the Cyclades and LANDesk acquisitions.  LANDesk recorded $11.7 million of research and development expenses in the first six months of 2007.  Additionally, the amount of stock-based compensation expensed in the first six months of 2007, $2.5 million, was higher as compared to 2006, $1.1 million, primarily because our Board did not approve the 2006 grants until the second quarter of 2006, and accordingly, we did not begin expensing the related cost until the second quarter of 2006.  As a percentage of net sales, year-to-date research and development expenses increased to 14.8% in the first half of 2007 from 13.0% in the first half of 2006.

We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.  We believe research and development expenses for the remainder of 2007 will be relatively consistent with the second quarter of 2007 and within the range of $21.0 million to $22.0 million each quarter.

Acquired in-process research and development expense.  Acquisition related expenses in the first six months of 2006 were comprised solely of the non-recurring write-off of $2.1 million of in-process research and development expense related to the acquisition of Cyclades.  There were no such charges in the second quarter of 2006 or the first six months of 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $52.4 million, or 34.9% of net sales, for the second quarter of 2007 compared to $32.7 million, or 27.7% of net sales, for the second quarter of 2006.  The increase in selling, general and administrative expenses was attributed to increased headcount and other costs attributable to the addition of LANDesk, which recorded $16.5 million of selling, general and administrative expenses in the second quarter of 2007.  Selling, general and administrative expenses were $101.1 million, or 35.7% of net sales, for the first half of 2007 compared to $56.1 million, or 26.4% of net sales, for the first half of 2006.  Again, the increase in selling, general and administrative expenses was attributed to increased headcount and other costs attributable to the addition of LANDesk, which recorded $32.6 million of selling, general and administrative expenses in the first six months of 2007.

We believe certain elements of selling, general and administrative expenses will be flat from the second quarter of 2007, with the exception of sales incentive compensation, which we expect to increase as a result of increased revenue as compared to the first half of 2007.  As a result of these factors, including stock-based compensation expense, we expect selling, general and administrative expenses to be in the range of $53 to $56 million in each of the third and fourth quarters of 2007.

Amortization of intangible assets.  Amortization of $7.6 million in the second quarter of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk.  Amortization of $4.9 million in the second quarter of 2006 included primarily the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, Sonic Mobility and Cyclades.  Amortization of $16.5 million in the first half of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk.  Amortization of $7.3 million in the first half of 2006 included primarily the amortization of the identifiable intangible assets created as a result of the acquisitions of Equinox, 2C, Soronti, Crystal Link, OSA, Sonic Mobility and Cyclades.  The increase in amortization expense relates primarily to additional amortization expense related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.  Amortization expense is expected to be approximately $8 million in each of the third and fourth quarters of 2007.

Stock-Based Compensation.  We record compensation expense in each line of our condensed consolidated financial statements based on the department in which an employee works.  Stock-based compensation increased from $2.7 million in the second quarter of 2006 to $5.1 million in the second quarter of 2007.  The increase was due primarily to the addition of LANDesk employees who were granted retention awards in September 2006 and additional awards to directors, officers, and employees granted during the second quarter of 2007. Of the $5.1 million of stock-based compensation recorded in the second quarter of 2007, $301,000 was recorded in cost of sales, $1.4 million was recorded in research and development expense, and $3.4 million was recorded in selling, general and administrative expenses.  Of the $2.7 million of stock-based compensation recorded in the second quarter of 2006,

$164,000 was recorded in cost of sales, $762,000 was recorded in research and development expense, and $1.8 million was recorded in selling, general and administrative expenses.

For the first six months of 2007, we recorded $8.8 million of stock-based compensation: $480,000 was recorded in cost of sales, $2.5 million was recorded in research and development expense, and $5.8 million was recorded in selling, general and administrative expenses.  For the first six months of 2006, we recorded $3.6 million of stock-based compensation: $214,000 was recorded in cost of sales, $1.1 million was recorded in research and development expense, and $2.3 million was recorded in selling, general and administrative expenses.

We expect stock-based compensation expense to be in the range of $5.0 million to $6.0 million in each of the third and fourth quarters of 2007.  We believe equity based compensation is an important part of our total compensation packages and is needed to attract and retain key employees.

Net investment income.  Net investment income decreased to $904,000 in the second quarter of 2007 as compared to $2.1 million in the second quarter of 2006.  The decrease in net investment income in the second quarter of 2007 was the result of lower cash and investments as a result of funding the cash component of approximately $200 million of the LANDesk acquisition in the third quarter of 2006, as well as funding the purchase of common stock under our stock repurchase program.  Net investment income decreased to $1.8 in the first half of 2007 as compared to $5.2 million in the first half of 2006.  The decrease in investment income in the first half of 2007 was also the result of lower cash and investments as a result of funding the purchase of Cyclades late in the first quarter of 2006 and the cash component of the LANDesk acquisition in the third quarter of 2006, purchases of common stock under our stock repurchase program, and repayments of our line of credit.

Net realized investment gains( losses).  Net realized investment losses decreased from a $2,000 gain in the second quarter of 2006 to zero in second quarter of 2007.  For the first six months, net losses improved from $53,000 in 2006 to zero in 2007.

Interest expense.  Interest expense was $2.3 million and $4.5 million in the second quarter and first six months of 2007, respectively.  Interest expense was $137,000 and $147,000 in the second quarter and first six months of 2006, respectively.  Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006, which we used to finance a portion of the LANDesk acquisition and share repurchases.

Other income (expense), net.  Net other income improved from an expense of $200,000 in the second quarter of 2006 to income of $15,000 in the second quarter of 2007. Net other expense increased from an expense of $211,000 in the first half of 2006 to an expense of $302,000 in the first half of 2007.

Provision (benefit) for income taxes.  The effective tax rate in the second quarter of 2007 was a benefit of approximately 19.8% compared to a provision of approximately 28.4% in the second quarter of 2006.  The benefit for income taxes was $2.5 million for the second quarter of 2007, compared to a provision of $5.4 million in the second quarter of 2006.  The effective tax rate in the first half of 2007 was a benefit of approximately 17.8% compared to a provision of approximately 28.2% in the first half of 2006.  The benefit for income taxes was $2.4 million for the first half of 2007, compared to a provision of $10.4 million in the first half of 2006. As discussed in Note 10 to the consolidated financial statements, the decrease in the effective tax rate was primarily the result of making certain tax elections during the second quarter of 2007 related to the LANDesk acquisition and the resulting $6.5 million tax benefit for the previously expensed $18.6 million of in-process R&D. Deferred tax liabilities have been adjusted as a result of the tax elections related to the LANDesk acquisition. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.

Net income.  Net income for the second quarter of 2007 was $15.0 million compared to $13.6 million for the second quarter of 2006, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the second quarter of 2007, was 10.0% compared to 11.5% for the second quarter of 2006.  Net income for the first half of 2007 was $15.7 million compared to $26.5 million for the first half of 2006, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the first half of 2007, was 5.6% compared to 12.5% for the first half of 2006.

Liquidity and Capital Resources

As of June 29, 2007, our principal sources of liquidity consisted of $109 million in cash, cash equivalents, and investments.  We also have a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  The line of credit currently bears an interest rate of LIBOR plus 70 basis points.  We reduced the outstanding balance of our line of credit by $35.0 million during the second quarter of 2007, resulting in a balance of $115 million outstanding under the line of credit as of June 29,

2007.  We classify the entire obligation as long-term as it carries a five-year term and has no required repayment schedule.  We expect to repay the borrowings with future cash flows from operations or potential future capital raising activities.

Our operating activities generated cash of $57.5 million in the first six months of 2007, compared to approximately $31.6 million in the first six months of 2006.  The improvement in cash flow in the first half of 2007 was primarily the result of increases in accounts receivable collections during the second quarter of 2007, a decline in inventory during the second quarter of 2007 and an increase in cash earnings.  Our accounts receivable decreased $16.1 million from December 31, 2006 to June 29, 2007 as a result of the improved cash collections.  In addition to the decline in our accounts receivable balance, our days sales outstanding (DSO) improved to 67 days from approximately 74 days at the end of the first quarter of 2007.  DSO improvement is also a direct result of improved collections during the second quarter of 2007.  Adding LANDesk customer balances to our accounts receivable, which tend to have longer payment terms than legacy Avocent balances, offset some of the improvement in our DSO.  However, LANDesk DSO improved from approximately 108 days at the end of the first quarter of 2007 to 93 days at the end of the second quarter of 2007.  Excluding our LANDesk Division, our DSO was approximately 61 days at the end of the second quarter of 2007 and was 67 days at the end of the first quarter of 2007.

Inventories decreased $9.6 million from December 31, 2006 to June 29, 2007.  Our operations group worked to reduce our inventories in the first half of 2007, especially during the second quarter.   As a result our inventory turns improved to 6.0 in the second quarter of 2007, compared to 4.6 for the first quarter of 2007.  A decline in accrued compensation due to the payment of 2006 annual bonuses partially offset the decline in accounts receivable and inventories impact to cash flow from operations for the first half of 2007.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products.  We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  As of June 29, 2007, we had approximately $27.9 million of such purchase commitments.  None of our expected purchase commitments requires payment beyond the next year. During the second quarter of 2007, we recognized a tax benefit of approximately $6.5 million to take into consideration the tax impacts associated with the in-process R&D previously charged to expense on a gross basis at acquisition.  We have indemnified former LANDesk shareholders for any personal tax consequences should this election create current tax obligations for these former shareholders.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2,900.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of June 30, 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $11,717 of which $9,617, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. As of June 30, 2007, we had accrued interest expense related to the unrecognized tax benefits of approximately $2,728.  (see Note 10 in the notes to the condensed consolidated financial statements in Part I, Item 1).”

We may use a portion of our cash and investments or our line of credit for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

We repurchased 587,000 shares of our common stock for a total cost of approximately $17.9 million during first half of 2007 under the stock repurchase program approved by our Board of Directors.  During the first quarter of 2007, our Board approved the repurchase of up to an additional 2.0 million shares under our share repurchase program.  As of June 29, 2007, we had the authority from our Board to repurchase an additional 1.6 million shares under this program.

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

Upon review of our investment portfolio as of June 29, 2007, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the first half of 2007.

Recently Issued Accounting Standards and Regulatory Standards

See above regarding adoption of FIN 48 during the first quarter of 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.  We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at June 29, 2007.  We generally hold investment securities until maturity.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which currently has a remaining notional amount of $110 million, through a well-established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of June 29, 2007, we had four open forward contracts with an approximate fair value of $(5,000).

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of June 29, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended June 29, 2007 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.  We have begun to integrate LANDesk into our standard processes and controls and ERP system and we expect to complete the integration during 2007.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against us in the TFS bankruptcy case in an effort to disallow our claim in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to us and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”).  The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. The court has ordered that early mediation be scheduled and a mediator has been assigned.  Discovery is underway.  We intend to vigorously defend our positions.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants have filed counterclaims alleging non-infringement, unenforceability, and invalidity, and discovery is currently underway.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.

In March 2007, KBM Enterprises, formerly a contract manufacturer for us, filed a complaint against us in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on our behalf.  We have filed an answer and counterclaims against KBM and one of its principals, and we intend to vigorously defend our positions.  Discovery is currently underway.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.

Item 1A.  Risk Factors.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR FUTURE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT.  THESE RISKS AND UNCERTAINTIES INCLUDING THE FOLLOWING:

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

A key component of our engineering and product development strategy and our future growth is the investment in or the acquisition of technologies and companies, including our acquisitions of Cyclades Corporation and LANDesk Group Limited (“LANDesk”) in 2006.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, personnel, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks, including the following:

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

•                                          Revenue from the acquired companies not meeting our expectation, and the potential loss of the acquired company’s customers, distributors, resellers, suppliers, or other partners;

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

We compete for sales of our systems management products with companies such as Microsoft, Computer Associates, BMC Software, Novell, and Symantec, many of whom have greater financial, technical, and marketing resources, a larger customer base, a longer operating history, greater name recognition, and more established relationships in the industry than we do, and may offer their own or third party competitive software products at a lower cost or bundled for free with their other products.  Microsoft, in particular, has delivered competitive systems management products and announced its intention to continue to develop competitive software.  If Microsoft is successful in delivering systems management software that is competitive with our products, our ability to grow our systems management business may be limited.

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

We have, in the past, filed complaints for patent infringement against a number of companies, and we may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights.  Similarly, our competitors or other third parties may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property, and from time to time, third parties notify us that our products may infringe their intellectual property rights, which regardless of merit, requires our time and resources to evaluate and respond.  Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation.  Litigation is expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense, divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination, harm our relationships with existing customers, and deter future customers from purchasing or licensing our products.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the development, manufacture, use, marketing, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology.  There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources.  In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.  In addition, any dispute involving our intellectual property could result in our customers, distributors, or resellers becoming involved in the litigation, which could trigger indemnification obligations in certain of our sales, license, or service agreements.

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

•                                          The availability and cost of supplies, components, or third party code or content on commercially reasonable terms;

•                                          Compatibility or interoperability of our products with third party systems and applications;

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

We rely on distributors and resellers, VARs (including LANDesk VARs who are also referred to as “Expert Service Providers” or “ESPs”), and systems integrators for the distribution and sale of our branded hardware and software products.  Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, particularly in Asia, and an increase in the number of customers licensing our products through these expanded channels.  Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers.  We may not be successful in expanding our distributor and reseller relationships.  We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.  Conducting business through indirect sales channels presents a number of risks, including:

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

We are dependent upon third party suppliers and outsourced manufacturing for our hardware products.  Disruption of our access to these supplies and services, or problems with the quality of supplies or services, could prevent us from filling customer orders and harm our business.

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

We typically offer a thirty day unconditional money-back guarantee on our appliance products sold in North America.  We also offer warranties for parts and service on all our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  Although our historical return experience has not been significant, our returns may increase in the future.  An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

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

Our software products are designed with interoperability or compatibility with many third party platforms, systems, and applications, the absence of which may harm our business.

Our software products are designed for use with specific third party platforms, systems, and applications.  We believe the breadth of our integration with such platforms, systems and applications is a significant competitive advantage.  Any significant change in these third party products could result in the loss of interoperability or compatibility with our products, making our products less attractive, increasing our research and development costs in order to modify our products, license new solutions, or develop new products, and potentially harming our future revenue.  Our failure to anticipate, manage and adapt to these risks could result in significant delays in our product releases, changes in our product roadmaps, loss of current customers for whom the lost compatibility is an issue, and damage to our operating results.

Our software products include third party content or code upon which we rely for the interoperability, integration,

development, or updates of our products, and disruption of our access to such code or content could delay product releases, inhibit our compatibility with third party products, and harm our business.

The principal components of our software products are proprietary code and content.  We do, however, rely on some third party code or content, and we expect to use such third party code or content in future products. Although we believe that there are adequate alternative sources for the technology licensed to us, any significant interruption in the availability of these third party software products on commercially acceptable terms or any defects in these products could delay development of future products or enhancement of our future products and harm our revenue.  Use of such third party code or content presents risks such as:

•                                          Owners or licensees of third party systems could adopt more restrictive policies or impose unfavorable terms and conditions for access to their products making it more difficult for us to make our products compatible with their products and resulting in higher research and development costs for us for the enhancement or modification of our existing products and the development of new products;

•                                          Functionality provided by third party code or content in our products may become obsolete, defective, or incompatible with future versions of our products, may not be adequately maintained or updated, and we may be unable to find viable alternatives or develop our own proprietary solution;

•                                          Quality, warranty, and support terms vary dramatically when licensing third party code and content, and we have limited ability to control quality issues with third party code and content and we must depend on our own research and development personnel to evaluate and select third party code that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third party code or content to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

Any significant termination of a third party license, change in third party license provisions, increase in the cost of such third-party code or content, failure of a code or content provider to remain competitive in functionality, or defect in or quality issue with third party code could delay or interrupt our ability to develop and deliver software products to customers on a timely basis.  This could delay our revenue recognition and adversely affect our business, financial condition, and results of operations and possibly expose us to claims under license agreements with our customers.  Our failure to anticipate, manage, and adapt to these risks could result in significant delays in our products releases, changes in our product roadmaps, and damage to our operating results.

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

In the second quarter of 2006, we obtained a $250,000,000 unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our stock repurchase program.  Interest expense on borrowings and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a remaining notional amount of $110 million, through a well established financial institution.

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

Some of our operations use substances regulated under various federal, state, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  Many of our products are subject to various federal, state, and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products.  We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, third party property damage, or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.  We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation currently proposed in China and other countries.  The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004, our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock.  Our Board has approved a total of 12.0 million shares to be repurchased under this program, including 2.0 million additional shares approved by our Board in February 2007.  The plan has no expiration date.  Details of purchases made during the first six months of 2007 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2007 — January 26, 2007	—	$—	9,813,733	186,267
January 27, 2007 — February 23, 2007	186,267	$35.03	10,000,000	2,000,000
February 24, 2007 — March 30, 2007	300,000	$29.71	10,300,000	1,700,000
Quarter ended March 30, 2007	486,267	$31.75

March 31, 2007 — April 27, 2007	100,000	$24.93	10,400,000	1,600,000
April 28, 2007 — May 25, 2007	—	$—	10,400,000	1,600,000
May 26, 2007 — June 29, 2007	—	$—	10,400,000	1,600,000
Quarter ended June 29, 2007	100,000	$24.93
Six months ended June 29, 2007	586,267	$30.58

Approximately 104,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first six months of 2007 (see note 3 to the financial statements).  The 104,000 shares were considered as treasury shares; however, these treasury shares were considered immediately retired and are not considered in the table above.

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

AVOCENT CORPORATION
(Registrant)

Date:	August 6, 2007	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)