Form 10-Q
period 2007-09-28
AVOCENT CORP
filed 2007-11-05
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2007 or

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

As of November 1, 2007, the number of outstanding shares of the Registrant’s Common Stock was 49,981,297.

AVOCENT CORPORATION

FORM 10-Q

September 28, 2007

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

AVOCENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 28,	Sept. 29,	Sept. 28,	Sept. 29,
	2007	2006	2007	2006
Net sales:
Products and services	$136,492	$124,465	$375,475	$324,359
Licenses and royalties	25,580	17,349	69,973	29,972
Total net sales	162,072	141,814	445,448	354,331

Cost of sales:
Products and services	55,151	51,813	156,023	136,963
Licenses and royalties	564	116	1,521	116
Amortization of intangibles related to licenses and royalties	2,767	894	8,217	894
Total cost of sales (including stock compensation of $373 and $853 for the three and nine months ended Sept. 28, 2007; $289 and $502 for the three and nine months ended Sept. 29, 2006)	58,482	52,823	165,761	137,973

Gross profit	103,590	88,991	279,687	216,358

Research and development expenses (including stock compensation of $1,916 and $4,422 for the three and nine months ended Sept. 28, 2007; $1,109 and $2,172 for the three and nine months ended Sept. 29, 2006)	22,751	16,004	64,821	43,535
Acquired in-process research and development expense	—	18,600	—	20,700
Selling, general and administrative expenses (including stock compensation of $4,021 and $9,799 for the three and nine months ended Sept. 28, 2007; $3,197 and $5,484 for the three and nine months ended Sept. 29, 2006)	52,820	38,314	153,922	94,414
Cyclades integration expenses	—	1,304	—	3,573
Amortization of intangible assets	7,581	6,589	24,124	13,841
Total operating expenses	83,152	80,811	242,867	176,063

Income from operations	20,438	8,180	36,820	40,295

Net investment income	1,074	1,615	2,857	6,811
Net realized investment losses	—	(199)	—	(226)
Interest expense	(1,853)	(1,011)	(6,355)	(1,157)
Other income (expense), net	207	(133)	(95)	(361)

Income before income taxes	19,866	8,452	33,227	45,362
Provision for income taxes	3,749	5,902	1,364	16,297

Net income	$16,117	$2,550	$31,863	$29,065

Earnings per share:
Basic	$0.32	$0.06	$0.63	$0.61
Diluted	$0.32	$0.05	$0.62	$0.60
Weighted average shares used in computing earnings per share:
Basic	50,310	46,289	50,506	47,770
Diluted	51,149	47,164	51,399	48,575

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

September 28, 2007 and December 31, 2006

(Unaudited, in thousands, except per share data)

	Sept. 28, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$96,080	$81,301
Investments maturing within one year	25,214	25,864
Accounts receivable, less allowance for doubtful accounts of $2,136 and $2,449 at Sept. 28, 2007 and December 31, 2006, respectively	115,622	126,471
Other receivables	11,667	13,365
Inventories	30,961	41,765
Other current assets	7,130	3,904
Deferred tax assets, net	11,291	7,355
Total current assets	297,965	300,025

Investments	—	987
Property and equipment, net	37,745	38,004
Goodwill	595,739	607,488
Other intangible assets, net	178,818	209,674
Other assets	2,777	2,676
Total assets	$1,113,044	$1,158,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,100	$16,260
Accrued wages and commissions	19,651	25,511
Accrued liabilities	33,087	29,754
Income taxes payable	20,039	17,364
Deferred revenue, current	48,810	44,453
Total current liabilities	144,687	133,342

Unsecured bank line of credit	95,000	150,000
Deferred tax liabilities, net	6,674	30,377
Deferred revenue, non-current	9,797	10,070
Other non-current liabilities	875	1,222
Total liabilities	257,033	325,011

Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; Sept. 28, 2007—53,855 shares issued and 50,228 outstanding; December 31, 2006 — 53,382 shares issued and 50,642 outstanding;	54	53
Additional paid-in capital	1,203,107	1,185,114
Accumulated other comprehensive income	1,522	65
Accumulated deficit (see Note 10)	(232,785)	(261,971)
Treasury stock, at cost; Sept. 28, 2007, 3,627 shares; December 31, 2006, 2,740 shares;	(115,887)	(89,418)
Total stockholders’ equity	856,011	833,843

Total liabilities and stockholders’ equity	$1,113,044	$1,158,854

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	Sept. 28,	Sept. 29,
	2007	2006

Cash flows from operating activities:
Net income	$31,863	$29,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,232	5,813
Amortization of intangible assets	32,677	14,735
Stock-based compensation	15,074	8,158
Acquired in-process research and development expenses	—	20,700
Amortization of premiums (discounts) on investments	(155)	8
Net loss on sales of investments	—	226
Net loss on disposition of fixed assets	277	—
Excess tax benefit from stock-based compensation	(907)	(4,130)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	11,159	(21,470)
Inventories, net	10,846	(10,588)
Other assets	(1,394)	(1,687)
Accounts payable	6,562	(1,581)
Accrued wages and commissions	(5,860)	3,628
Accrued other liabilities and deferred revenue	1,007	11,811
Income taxes, current and deferred	(9,497)	(1,957)
Net cash provided by operating activities	98,884	52,731

Cash flows from investing activities:
Purchase of other intangible assets	(3,841)	(3,750)
Purchase of Cyclades, net of cash received	—	(91,568)
Purchase of LANDesk, net of cash received	—	(198,145)
Purchases of property and equipment	(7,027)	(2,079)
Purchases of investments	(70,568)	(147,422)
Maturities and proceeds from sales of investments	72,458	377,849
Net cash used in investing activities	(8,978)	(65,115)

Cash flows from financing activities:
Repayment of debt assumed in acquisition	—	(1,965)
Borrowings (repayments) under unsecured line of credit, net	(55,000)	162,005
Payment of financing costs	—	(2,005)
Proceeds from employee stock option exercises	4,294	22,892
Excess tax benefit from stock-based compensation	907	4,130
Purchases of treasury stock	(26,469)	(157,617)
Net cash provided by (used in) financing activities	(76,268)	27,440

Effect of exchange rate changes on cash and cash equivalents	1,141	252

Net increase in cash and cash equivalents	14,779	15,308
Cash and cash equivalents at beginning of period	81,301	66,425
Cash and cash equivalents at end of period	$96,080	$81,733

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

Note 2.   Inventories

Inventories consisted of the following at:

	September 28, 2007	December 31, 2006

Raw materials	$1,866	$3,022
Work-in-process	2,068	1,411
Finished goods	27,027	37,332
Inventories	$30,961	$41,765

Inventories above have been reduced by reserves for excess and obsolete inventories of $6,080 and $5,578 as of September 28, 2007 and December 31, 2006, respectively.

Note 3.   Equity and Treasury Stock

Stock option exercises and restricted stock unit (RSU) vesting — Shares of our common stock issued as a result of option exercises totaled 40 shares during the quarter ended September 28, 2007 and 116 shares during the quarter ended September 29, 2006.  Shares of our common stock issued as a result of option exercises totaled 226 shares during the nine months ended September 28, 2007 and 1,103 shares during the nine months ended September 29, 2006.

During the quarter ended September 28, 2007, a total of 1.2 restricted stock units vested.  At the release of these shares, .4 shares were withheld for taxes and considered immediately retired, resulting in issuance of 1 shares, net of tax withholding.  During the nine months ended September 28, 2007, a total of 350 restricted stock units vested.  At the release of these shares, 105 shares were withheld for taxes and considered immediately retired, resulting in issuance of 245 shares, net of tax withholding.  There was no such vesting during the three and nine months ended September 29, 2006.

Stock repurchases — We repurchased 300 shares of our common stock during the quarter ended September 28, 2007 at a cost totaling $8,538. We repurchased 887 shares of our common stock during the nine months ended September 28, 2007 at a cost totaling $26,469.  We repurchased 1,400 shares of our common stock during the quarter ended September 29, 2006 at a cost totaling $38,431.  We repurchased 6,189 shares of our common stock during the nine months ended September 29, 2006 at a cost totaling $157,617.

These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan approved by our Board of Directors.  Our Board has approved a total of 12,000 shares for repurchase under the program.  As of September 28, 2007 we may repurchase an additional 1,300 shares under this program.

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as a separate component of stockholders’ equity as accumulated other comprehensive income (loss).  Comprehensive income in the first nine months of 2007 of $33,320 consists of $31,863 of net income, $87 of unrealized gains on investments (net of deferred income taxes), $142 of unrealized gains on the cash flow hedge (net of deferred income taxes) and $1,228 of foreign currency translation adjustments.  Comprehensive income in the first nine months of 2006 of $29,539 consists of $29,065 of net income, $381 of unrealized gains on investments (net of deferred income taxes), ($433) of unrealized losses on the cash flow hedge (net of deferred income taxes) and $526 of foreign currency translation adjustments.  As of September 28, 2007 and December 31, 2006, total accumulated other comprehensive income was $1,522 and $65, respectively.

Note 5.   Earnings Per Share

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 28, 2007
Basic EPS
Net income available to common stockholders	$16,117	50,310	$0.32
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	839	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$16,117	51,149	$0.32

For the three months ended September 29, 2006
Basic EPS
Net income available to common stockholders	$2,550	46,289	$0.06
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	875	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$2,550	47,164	$0.05

For the nine months ended September 28, 2007
Basic EPS
Net income available to common stockholders	$31,863	50,506	$0.63
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	893	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$31,863	51,399	$0.62

For the nine months ended September 29, 2006
Basic EPS
Net income available to common stockholders	$29,065	47,770	$0.61
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	805	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$29,065	48,575	$0.60

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above. Anti-dilutive options totaled 2,192 and 2,203 for the three and nine months ended September 28, 2007, respectively. Anti-dilutive options totaled 2,649 and 2,723 for the three and nine months ended September 29, 2006, respectively.

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

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Net revenue:
Management Systems	$126,343	$124,209	$346,411	$326,530
LANDesk	28,648	13,522	80,065	13,522
Other business units	6,698	3,690	16,957	11,962
Corporate and unallocated	981	873	3,889	2,797
Amortization of fair value adjustment to LANDesk deferred revenue	(598)	(480)	(1,874)	(480)
Total net revenue	$162,072	$141,814	$445,448	$354,331

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Operating income (loss):
Management Systems	$42,295	$40,360	$102,794	$96,152
LANDesk	885	5,905	969	5,905
Other business units	(1,628)	(3,829)	(6,850)	(8,981)
Corporate and unallocated costs	(3,856)	(2,947)	(10,779)	(8,256)
Amortization of fair value adjustment to LANDesk deferred revenue	(598)	(480)	(1,874)	(480)
Amortization of intangibles and other expenses	(10,350)	(7,634)	(32,366)	(15,187)
Stock-based compensation expense	(6,310)	(4,595)	(15,074)	(8,158)
Acquired in-process research and development expense	—	(18,600)	—	(20,700)
Total income from operations	$20,438	$8,180	$36,820	$40,295

Other income (expense)	(572)	272	(3,593)	5,067
Income before provision for income taxes	19,866	8,452	$33,227	$45,362

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition on March 30, 2006. LANDesk revenue and operating income includes the operating results from the date of the acquisition on August 31, 2006.  The amortization of fair value adjustment to LANDesk deferred revenue, which was reduced in the application of purchase accounting, represents the portion of deferred revenue existing at the acquisition date that LANDesk would have recognized as earned during the respective periods had they not been acquired.

Sales by product line for our Management Systems Division and LANDesk Division for the three months and nine months ended September 28, 2007 and September 29, 2006 are as follows:

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Management Systems net revenue:
KVM	$98,456	$91,946	$266,603	$253,417
Serial Management	13,387	15,879	37,425	30,689
Embedded software and solutions	8,662	9,368	24,136	24,329
Other	5,838	7,016	18,247	18,095
Total Management Systems net revenue:	$126,343	$124,209	$346,411	$326,530

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
LANDesk Division net revenue:
Licenses and royalties	$16,741	10,257	46,912	10,257
Maintenance and services	11,907	3,265	33,153	3,265
Total LANDesk net revenue	$28,648	13,522	80,065	13,522

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the third quarter or first nine months of 2007 or 2006.

As of September 28, 2007, long-lived assets totaled $37,745, which includes $26,641 held in the United States and $11,104 held outside of the U.S.  As of December 31, 2006, long-lived assets totaled $38,004, which includes $25,585 held in the United States and $12,419 held outside of the United States.

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of September 28, 2007, we had four open forward contracts with an approximate fair value of ($1).  As of December 31, 2006, we had one open forward contract with an approximate fair value of zero.

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

At September 28, 2007, we recorded an unrealized loss on the swap, net of tax, of $314 in accumulated OCI. There was no ineffectiveness in the year and we anticipate no reclassification of OCI into earnings in the next 12 months.  The notional amount of the swap as of September 28, 2007 is $95,000.

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	September 28, 2007		December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$56,840	$14,416	$68,720	$17,741
Internally developed software for resale	21,900	3,954	21,900	1,217
Patents and trademarks	30,554	5,517	35,520	7,753
Customer base and certifications	100,248	21,540	100,120	9,449
Maintenance contracts	9,600	2,080	9,600	640
Non-compete agreements	11,260	5,168	12,720	3,775
Other	2,310	1,219	4,228	2,559
	$232,712	$53,894	$252,808	$43,134

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

Amortization expense for other intangible assets for the three months ended September 28, 2007 and September 29, 2006, was $10,469 and $7,483, respectively.  Amortization expense for other intangible assets for the nine months ended September 28, 2007 and September 29, 2006, was $32,677 and $14,735, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2007, remaining	$11,420
2008	$42,222
2009	$37,632
2010	$34,624
2011	$26,172
Thereafter	$26,748

As a result of the merger of certain divisions there were reallocations of the carrying amount of goodwill among the divisions during the first quarter of 2007.  Additionally, as a result of making certain tax elections during the second quarter of 2007, we adjusted the carrying amount of goodwill for the LANDesk division (see Note 10).  A summary of changes in goodwill for the nine months ended September 28, 2007, is as follows:

			Embedded
	Management		Software and	Other
	Systems	LANDesk	Solutions	Business
	Division	Division	Divisions	Units	Total

Balance as of December 31, 2006	$316,430	$274,613	$11,862	$4,583	$607,488

Reallocation from segment changes	11,862	—	(11,862)	—	—

Adjustments during the nine months	(281)	(11,468)	—	—	(11,749)

Balance as of September 28, 2007	$328,011	$263,145	$—	$4,583	$595,739

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the nine months ended September 28, 2007 is as follows:

2007

Balance, January 1, 2007	$2,486

Accruals for product warranties issued during the period	4,651

Settlements made during the period	(5,415)

Balance, September 28, 2007	$1,722

Deferred revenue related to our extended warranty for hardware products program was $4,941 at September 28, 2007 and $4,545 at December 31, 2006.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $2,827 during the nine months ended September 28, 2007.  In addition, we recorded deferred revenue related to new extended warranties of $3,223 during the nine months ended September 28, 2007.

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. As of September 28, 2007, deferred revenue was $53,696, of which approximately $52,142 related to LANDesk.  As of December 31, 2006, deferred revenue was $53,514, of which approximately $47,858 related to LANDesk.

Note 10. Income taxes

The effective tax rate in the first nine months of 2007 was 4.1%, compared to an effective tax rate of 35.9% in the first nine months of 2006.  The provision for income taxes was $1,364 for the first nine months of 2007, compared to income tax expense of $16,297 for the first nine months of 2006.  The decrease in the effective tax rate from 2006 is primarily due to a decrease in pre-tax income and the recognition of a tax benefit of $6,500 during the second quarter of 2007 attributable to acquired in-process research and development previously charged to expense as part of the LANDesk acquisition.

During the second quarter of 2007, we made certain elections under Internal Revenue Code Sec. 338(g) related to the August 2006 acquisition of LANDesk.  As a result of making these elections, the acquisition is now treated for U.S. tax purposes as an asset acquisition where we stepped up the tax basis in assets and liabilities previously recorded in the initial purchase accounting.  We previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded.  Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts should these elections be made within the required time period, including the tax impacts associated with the amount assigned to acquired in-process research and development that was charged to expense at acquisition.

During the second quarter of 2007, we reconsidered the measurement of deferred taxes related to this business combination to take into consideration the tax impacts of the elections made.  As a result, we adjusted the deferred tax accounts with the offsetting reduction to goodwill previously recorded from this transaction.  We have indemnified former LANDesk shareholders for any personal tax consequences should this election create current tax obligations for these former shareholders.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2,900.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of September 28, 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $10,094 of which $8,980, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. As of September 28,

2007, we had accrued interest expense related to the unrecognized tax benefits of $2,763.

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations before 2004.

We are currently under audit by the Internal Revenue Service for the 2004 and 2005 tax years.  It is possible that the examination phase of the audit for those years will conclude in 2007, and it is possible a change in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

Note 11.  Litigation

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding has been commenced against us in the TFS bankruptcy case in an effort to disallow our claim in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to us and a named co-defendant, TopSearch Printed Circuits (HK), Ltd.  (“TopSearch”).  The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. A Mediation session was held on October 3, 2007 and concluded without resolution.  Discovery continues to be underway.  We intend to vigorously defend our positions.

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

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9,500 for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals, and we intend to vigorously defend our positions.  Discovery is currently under way.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted, and we have appealed that ruling to the Federal Circuit Court of Appeals.

Note 12. Subsequent Events

During the period from September 29, 2007 through November 1, 2007, we purchased 300 additional shares of our common stock under our share repurchase program for a total cost of $8,260.  We paid $15,000 towards our line of credit during this same period, reducing the balance outstanding to $80,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT CAPITAL SPENDING TRENDS; STATEMENTS ABOUT INTEREST RATES AND FOREIGN EXCHANGE RATES; STATEMENTS ABOUT OUR USE OF CASH AND THE REPAYMENT OF OUR BANK LINE OF CREDIT; AND STATEMENTS REGARDING OUR LEGAL COSTS FOR PATENT AND OTHER LITIGATION MATTERS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

A substantial portion of our revenue is derived from sales to major server OEMs who purchase our switching systems on a private-label or branded basis for integration and sale with their own products, sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our branded customers accounted for 66% of sales in the first nine months of 2007 and 58% of sales in the first nine months of 2006.  Sales to our OEM customers accounted for 34% of sales in the first nine months of 2007 and 42% of sales in the first nine months of 2006.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 53% and 58% of sales in the first nine months of 2007 and 2006, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 58% of sales in the first nine months of 2007 and 57% of sales in the first nine months of 2006.  Sales outside of the United States accounted for 42% of sales in the first nine months of 2007 and 43% of sales in the first nine months of 2006.  No foreign country accounted for more than 10% of sales in the first nine months of 2007 or 2006.

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

Our largest division, the Management Systems Division comprised 78% of our consolidated net revenue in the first nine months of 2007 and 92% in 2006.  Our LANDesk Division contributed 17% of net revenue to the first nine months of 2007 and 4% in 2006.  Our other divisions and unallocated revenue comprised the remaining 5% of our consolidated net revenue in the first nine months of 2007 and 4% of our consolidated net revenue in the first nine months of 2006.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.1	37.2	37.2	38.9
Gross profit	63.9	62.8	62.8	61.1
Operating expenses:
Research and development expenses	14.0	11.3	14.5	12.3
Acquired in-process research and development expenses	—	13.1	—	5.8
Selling, general and administrative expenses	32.6	27.0	34.6	26.6
Cyclades integration expenses	—	0.9	—	1.0
Amortization of intangible assets	4.7	4.6	5.4	3.9
Total operating expenses	51.3	57.0	54.5	49.6

Income from operations	12.6	5.8	8.3	11.4

Net investment income	0.7	1.1	0.6	1.9
Net realized investment losses	—	(0.1)	—	(0.1)
Interest expense	(1.1)	(0.7)	(1.4)	(0.3)
Other income (expense), net	0.1	(0.1)	—	(0.2)
Income before provision for income taxes	12.3	6.0	7.5	12.8
Provision for income taxes	2.4	4.2	0.3	4.6
Net income	9.9%	1.8%	7.2%	8.2%

Net sales.  Net sales increased 14% to $162.1 million for the third quarter of 2007 from $141.8 million for the third quarter of 2006.  The increase in sales resulted primarily from the full quarter of contribution from our LANDesk division in the third quarter of 2007, which was acquired on August 31, 2006.  As a result of the timing of the acquisition, we recorded $13.1 million in LANDesk revenue in the third quarter of 2006 compared to $28.1 million in the third quarter of 2007.  Branded sales increased 26% from $86.4 million in the third quarter of 2006 to $109.7 million in the third quarter of 2007.  As a percentage of sales, branded revenue accounted for 68% of sales in the third quarter of 2007 and 61% of revenue in the third quarter of 2006.  OEM sales declined 5% from $55.4 million in the third quarter of 2006 to $52.4 million in the third quarter of 2007.  The primary reason for the decline relates to the approximate $1.4 million “catch-up” royalty payment made in the third quarter of 2006 by an OEM customer.   The OEM customer discovered an error in the royalty calculation that affected royalty payments for periods prior to the third quarter of 2006.  There was no corresponding payment in the third quarter of 2007.  OEM sales were 32% of sales for the third quarter of 2007, compared to 39% of sales for the third quarter of 2006.

Sales in the third quarter of 2007 increased 14% within the United States and 15% internationally compared to sales in the third quarter of 2006 primarily due to the additional revenue resulting from our acquisition of LANDesk.  During the third quarter of 2007, LANDesk’s revenue comprised $15.1 million of revenue in the United States and $12.9 million of international revenue.  Total sales within the United States were $95.6 million and $83.8 million in the third quarter of 2007 and 2006, respectively.  International sales were $66.5 million and $58.0 million in the third quarter of 2007 and 2006, respectively.  Sales within the United States were 59% of sales in the third quarter of both 2007 and 2006.  International sales were 41% of sales in the third quarter of both 2007 and 2006.

Net sales increased 26% to $445.5 million for the first nine months of 2007 from $354.3 million for the first nine months of 2006.  The increase is primarily a result of the added revenue from the acquisitions of Cyclades late in the first quarter of 2006 and LANDesk late in the third quarter of 2006.  Sales within the United States increased by approximately 26% to $257.6 million in the first nine months of 2007 compared to domestic sales of $203.6 million in the first nine months of 2006.  International sales increased approximately 25% to $187.8 million in the first nine months of 2007 compared to international sales of $150.7 million in the first nine months of 2006.  Additionally, sales to our branded customers increased 43% to $293.5 million in the first nine months of 2007 from $205.0 in the first nine months of 2006, while sales to our OEM customers increased 2% to $152.0 million in the first nine months of 2007 from $149.3 in the first nine months of 2006.

From a divisional perspective, revenues from our Management Systems Division increased from $124.2 million in the third quarter of 2006 to $126.3 million in the third quarter of 2007, primarily due to the growth in our traditional KVM business.  Our Management Systems Division is comprised of our traditional KVM products, our serial products, and our embedded software and solutions products.  Sales by product line for our Management Systems Division for the three and nine month periods ended September 28, 2007 and September 29, 2006 are as follows:

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Management Systems Division net revenue:
KVM	$98,456	$91,946	$266,603	$253,417
Serial Management	13,387	15,879	37,425	30,689
Embedded software and solutions	8,662	9,368	24,136	24,329
Other	5,838	7,016	18,247	18,095
Total Management Systems Division net revenue:	$126,343	$124,209	$346,411	$326,530

The LANDesk Division contributed $28.6 million of net revenue during the third quarter of 2007, or 17% of our net revenue.  LANDesk’s revenue and bookings are comprised of both license-based revenue, primarily LANDesk Management Suite, and maintenance and subscription-based revenue, LANDesk Security Suite, with the growth in bookings from the subscription-based revenue outpacing the growth in license-based revenue.  This change in mix has an impact on the revenue we recognize because subscription and maintenance revenue is deferred and amortized over the subscription term.  Sales by product line for our LANDesk Division for the three and nine months ended September 28, 2007 and the three and nine months ended September 29, 2006  as follows:

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
LANDesk Division net revenue:
Licenses and royalties	$16,741	10,257	46,912	10,257
Maintenance and services	11,907	3,265	33,153	3,265
Total LANDesk net revenue	$28,648	13,522	80,065	13,522

Gross profit. Gross profit is affected by a variety of factors: including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix; raw material costs; labor costs; new product introductions by us and by our competitors; royalty revenue; sales levels of our software products, which tend to have higher gross margins than our hardware products; and our outsourcing of manufacturing and assembly services. Gross profit increased to $103.6 million, or 63.9% of sales, in the third quarter of 2007 compared to $89.0 million, or 62.8% of sales, in the third quarter of 2006 primarily due to the contribution from our LANDesk acquisition, which was acquired on August 31, 2006.  The increase in gross profit was disproportionately higher than the 14% increase in revenue due to the impact of LANDesk software and maintenance revenue, which has a substantially higher gross profit than that experienced by the rest of Avocent.  Gross margin from LANDesk software and maintenance was approximately 88% in the third quarter of 2007, much higher than the overall margin for Avocent.  The increase in gross profit from the LANDesk Division was partially offset by the additional $2.8 million included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to internally developed software for resale.  Gross profit increased from $216.4 million, or 61.1% of sales, in the first nine months of 2006 compared to $279.7 million, or 62.8% of sales, in the first nine months of 2007 for the same reasons as the increase in gross profit for the quarter ended September 28, 2007.

Research and development expenses.  Research and development expenses were $22.8 million, or 14.0% of net sales, in the third quarter of 2007 compared to $16.0 million, or 11.3% of net sales, in the third quarter of 2006.  The increase in the amount spent on research and development was primarily due to the additional costs from the LANDesk acquisition, including costs related to the integration of the Avocent and LANDesk software platforms.  As a result of the timing of the acquisition, our LANDesk division recorded $6.4 million of research and development expense for the third quarter of 2007 compared to $1.7 million in the third quarter of 2006.

Research and development expenses for the first nine months of 2007 increased to $64.8 million from $43.5 million for the first nine months of 2006 primarily due the additional costs from the Cyclades and LANDesk acquisitions.  LANDesk recorded $18.1 million of research and development expenses in the first nine months of 2007 compared to $1.7 million in the third quarter of 2006.  As a result of the timing of the LANDesk acquisition on August 31, 2006, we recorded only one month of research and development expenses in the third quarter of 2006.  Additionally, the amount of stock-based compensation expensed in the first nine months of 2007, $4.4 million, was higher compared to 2006, $2.2 million as a result of the timing of grants made in the second quarter of 2006 and additional grants made in 2007 to cover our expanded employee base following the Cyclades and LANDesk acquisitions in 2006.  As a percentage of net sales, year-to-date research and development expenses increased to 14.6% in the first nine months of 2007 from 12.3% in the first nine months of 2006.

Acquired in-process research and development expense. Acquisition related expenses in the first nine months of 2006 were comprised of the non-recurring write-off of $2.1 million of in-process research and development expense in the first quarter of 2006 related to the acquisition of Cyclades and $18.6 million of similar charges in the third quarter of 2006 for the acquisition of LANDesk There were no such charges in the first nine months of 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses were $52.8 million, or 32.6% of net sales, for the third quarter of 2007 compared to $38.3 million, or 27.0% of net sales, for the third quarter of 2006. The increase in selling, general and administrative expenses was attributed to increased headcount and other costs attributable to the addition of LANDesk, which recorded $17.9 million of selling, general and administrative expenses in the third quarter of 2007 compared to $5.1 million in the third quarter of 2006. As a result of the timing of the LANDesk acquisition on August 31, 2006, we recorded only one month of selling, general and administrative expenses in the third quarter of 2006. Selling, general and administrative expenses were $153.9 million, or 34.6% of net sales, for the first nine months of 2007 compared to $94.4 million, or 26.6% of net sales, for the first nine months of 2006. Again, the increase in selling, general and administrative expenses was attributed to increased headcount and other costs attributable to the addition of LANDesk, which recorded $50.5 million of selling, general and administrative expenses in the first nine months of 2007 compared to $5.1 million in the first nine months of 2006.

Amortization of intangible assets. Amortization of $7.6 million in the third quarter of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk. Amortization of $6.6 million in the third quarter of 2006 included primarily the amortization of the identifiable intangible assets created as a result of the acquisitions OSA, Sonic Mobility and Cyclades, but did include one month’s amortization for LANDesk. Amortization of $24.1 million in the first nine months of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk. Amortization of $13.8 million in the first nine months of 2006 included primarily the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and one month of LANDesk. The increase in amortization expense relates primarily to amortization expense related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.

Stock-Based Compensation. We record compensation expense in each line of our condensed consolidated financial statements based on the department in which an employee works. Stock-based compensation increased from $4.6 million in the third quarter of 2006 to $6.3 million in the third quarter of 2007. Stock-based compensation increased from $8.2 million for the nine months ended 2006 to $15.1 million for the nine months ended 2007. The increase for both the quarter and nine months to date was due primarily to the addition of LANDesk employees who were granted retention awards in September 2006 and additional awards to directors, officers, and employees granted during the second quarter of 2007. Stock-based compensation was recorded among the components of our income statement for the three and nine months ended September 28, 2007 and September 29, 2006 as follows:

	For the three months ended		For the nine months ended
	Sept. 28, 2007	Sept. 29, 2006	Sept. 28, 2007	Sept. 29, 2006
Stock–Based Compensation:
Cost of Sales	$373	$289	$853	$502
Research and development	1,916	1,109	4,422	2,172
Selling, general and administrative	4,021	3,197	9,799	5,484
Total stock-based compensation	$6,310	$4,595	$15,074	$8,158

Net investment income. Net investment income decreased to $1.1 million in the third quarter of 2007 compared to $1.6 million in the third quarter of 2006. The decrease in net investment income in the third quarter of 2007 was the result of lower cash and investments as a result of funding the cash component of approximately $200 million of the LANDesk acquisition in the third quarter of 2006, as well as funding the purchase of common stock under our stock repurchase program. Net investment income decreased to $2.9 million in the first nine months of 2007 as compared to $6.8 million in the first nine months of 2006. The decrease in investment income in the first nine of 2007 was also the result of lower cash and investments as a result of funding the purchase of Cyclades late in the first quarter of 2006 and the cash component of the LANDesk acquisition in the third quarter of 2006, purchases of common stock under our stock repurchase program, and repayments of our line of credit.

Net realized investment gains (losses). Net realized investment losses were zero in third quarter of 2007 and $199,000 in the third quarter of 2006. For the first nine months, net losses were $226,000 in 2006 and zero in 2007.

Interest expense. Interest expense was $1.9 million and $6.4 million in the third quarter and first nine months of 2007, respectively. Interest expense was $1.0 million and $1.2 million in the third quarter and first nine months of 2006, respectively. Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006, which we used to finance a portion of the LANDesk acquisition and share repurchases.

Other income (expense), net. Net other income improved from an expense of $133,000 in the third quarter of 2006 to income of $207,000 in the third quarter of 2007. Net other expense decreased from an expense of $361,000 in the first nine months of 2006 to an expense of $95,000 in the first nine months of 2007.

Provision (benefit) for income taxes. The effective tax rate in the third quarter of 2007 was 18.9% compared to 69.8% in the third quarter of 2006. The income tax provision was $3.7 million for the third quarter of 2007, compared to a provision of $5.9 million in the third quarter of 2006. The effective tax rate for the first nine months of 2007 was 4.1% compared to an effective tax rate of 35.9% for the first nine months of 2006. The provision for income taxes was $1.4 million for the first nine months of 2007, compared to a provision of $16.3 million for the first nine months of 2006. As discussed in Note 10 to the consolidated financial statements, the decrease in the effective tax rate was primarily due to the recognition of a $6.5 million tax benefit attributable to the LANDesk acquisition for previously expensed in-process R&D of $18.6 million. The tax benefit resulted from elections made in the second quarter of 2007 under Internal Revenue Code Section 338(g). Deferred tax liabilities have also been adjusted as a result of these elections. We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.

Net income. Net income for the third quarter of 2007 was $16.1 million compared to $2.6 million for the third quarter of 2006, as a result of the factors detailed in the above discussion. Net income, as a percentage of sales for the third quarter of 2007, was 10.4% compared to 1.8% for the third quarter of 2006. Net income for the first nine months of 2007 was $31.9 million compared to $29.1 million for the first nine months of 2006, as a result of the factors detailed in the above discussion. Net income, as a percentage of sales for the first nine months of 2007, was 7.2% compared to 8.2% for the first nine months of 2006.

Liquidity and Capital Resources

As of September 28, 2007, our principal sources of liquidity consisted of $121 million in cash, cash equivalents, and investments. We also have a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes. The line of credit currently bears an interest rate of LIBOR plus 70 basis points. We reduced the outstanding balance of our line of credit by $55.0 million during the first nine months of 2007, resulting in a balance of $95 million outstanding under the line of credit as of September 28, 2007. We classify the entire obligation as long-term as it carries a five-year term and has no required repayment schedule. We expect to repay the borrowings with future cash flows from operations or potential future capital raising activities.

Our operating activities generated cash of $98.9 million in the first nine months of 2007, compared to approximately $52.7 million in the first nine months of 2006. The improvement in cash flow in the first nine months of 2007 was primarily the result of increases in accounts receivable collections during the second and third quarters of 2007, a decline in inventory during the second and third quarters of 2007 and an increase in cash earnings. Our accounts receivable decreased $11.2 million from December 31, 2006 to September 28, 2007 as a result of improved cash collections. In addition to the decline in our accounts receivable balance, our days sales outstanding (DSO) improved to 65 days at the end of the third quarter of 2007 from approximately 70 days from the year ended December 31, 2006. DSO improvement is also a direct result of improved collections during the first nine months of 2007. Adding LANDesk customer balances to our accounts receivable, which tend to have longer payment terms than legacy Avocent balances, has caused our DSO’s to increase. However, LANDesk DSO improved from approximately 135 days at the end of 2007 to 79 days at the end of the third quarter of 2007. Excluding our LANDesk Division, our DSO was approximately 62 days at the end of the third quarter of 2007 and was 57 days at the end of 2007.

Inventories decreased $10.8 million from December 31, 2006 to September 28, 2007. Our operations group worked to reduce our inventories in the first nine months of 2007, especially during the second and third quarters. As a result our inventory turns improved to 6.8 in the third quarter of 2007, from 5.2 for the quarter ended December 31, 2006. A decline in accrued compensation due to the payment of 2006 annual bonuses partially offset the decline in accounts receivable and inventories impact to cash flow from operations for the first nine months of 2007.

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European suppliers. Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales. The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products. We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services. As of September 28, 2007, we had approximately $32.8 million of such purchase commitments. None of our expected purchase commitments requires payment beyond the next year. .

We may use a portion of our cash and investments or our line of credit for strategic acquisitions of technologies and companies that we believe will enhance and complement our existing technologies and help increase our sales.

We repurchased 887,000 shares of our common stock for a total cost of approximately $26.5 million during first nine months of 2007 under the stock repurchase program approved by our Board of Directors. During the first quarter of 2007, our Board approved the repurchase of up to an additional 2.0 million shares under our share repurchase program. To date, our Board has approved a total of 12.0 million shares to be repurchased under this program. As of September 28, 2007, we had the authority from our Board to repurchase an additional 1.3 million shares under this program.

Investments

Our investments consist of corporate bonds, municipal bonds, commercial paper, and mortgage backed securities guaranteed by U.S. government agencies. We classify our debt and equity securities as available-for-sale securities and report them at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. We periodically review our investment portfolio for investments considered to have sustained an other-than-temporary decline in value. Upon review of our investment portfolio as of September 28, 2007, no investments were considered to have sustained an other-than-temporary decline, and no charge was recorded in the first nine months of 2007.

Recently Issued Accounting Standards and Regulatory Standards

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of September 28, 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $10.1 million of which $9.0 million, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. As of September 28, 2007, we had accrued interest expense related to the unrecognized tax benefits of approximately $2.8 million.  (see Note 10 in the notes to the condensed consolidated financial statements in Part I, Item 1).”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds. We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers. Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of two years or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at September 28, 2007. We generally hold investment securities until maturity.

We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points. We have partially hedged this exposure to interest rate risk with an interest rate swap, which currently has a remaining notional amount of $95 million, through a well-established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results. Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars. We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations. These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies. As of September 28, 2007, we had four open forward contracts with an approximate fair value of $(1,200).

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of September 28, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended September 28, 2007 that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting. However, during the third quarter of 2007, we integrated most of LANDesk ERP elements into our ERP system. We believe this integration will improve our internal controls over financial reporting by having most of our processes integrated into one ERP system.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona. As a result of the complaint, an adversary proceeding has been commenced against us in the TFS bankruptcy case in an effort to disallow our claim in its entirety. TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit. TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs, and the imposition of joint and several liability as to us and a named co-defendant, TopSearch Printed Circuits (HK), Ltd. (“TopSearch”). The matter has been consolidated with a separate matter between TFS and TopSearch pending in the United States District Court for the District of Arizona, for purposes of discovery through pre-trial. A Mediation session was held on October 3, 2007 and concluded without resolution. Discovery continues to be underway. We intend to vigorously defend our positions.

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

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama. We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents. In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted, and we have appealed that ruling to the Federal Circuit Court of Appeals.

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

A key component of our engineering and product development strategy and our future growth is the investment in or the acquisition of technologies and companies, including our acquisitions of Cyclades Corporation and LANDesk Group Limited in 2006. We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, personnel, or technologies, and it is likely we will complete such acquisitions or investments in the future. These acquisitions and investments involve many risks, including the following:

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

•                                          Changes in corporate ownership, financial condition, business direction, sales compensation related to our products, or product mix by the OEMs; and

•                                          Fluctuations or a decline in sales of servers due to changes in technology (such as virtualization), economic conditions, or capital spending levels.

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

We rely on distributors and resellers, value added resellers, known as “VARs” (including LANDesk VARs who are also referred to as “Expert Service Providers” or “ESPs”), and systems integrators for the distribution and sale of our branded hardware and software products.  Our strategy contemplates the expansion of our distributor and reseller network both domestically and internationally, particularly in Asia, and an increase in the number of customers licensing our products through these expanded channels.  Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers.  We may not be successful in expanding our distributor and reseller relationships.  We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment. Conducting business through indirect sales channels presents a number of risks, including:

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

Currently, a majority of our international business is conducted in U.S. dollars.  However, as we expand our international operations, it is likely that our international business, particularly our branded businesses, will increasingly be conducted in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency transaction gains and losses.  In addition, currency fluctuations could also affect our reported results expressed in U.S. dollars. While we attempt to hedge our foreign currency exposure, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

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

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all. We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points. We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a remaining notional amount of $95 million, through a well established financial institution.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004, our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock. Our Board has approved a total of 12.0 million shares to be repurchased under this program, including 2.0 million additional shares approved by our Board in February 2007. The plan has no expiration date. Details of purchases made during the first nine months of 2007 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2007 — January 26, 2007	—	$—	9,813,733	186,267
January 27, 2007 — February 23, 2007	186,267	$35.03	10,000,000	2,000,000
February 24, 2007 — March 30, 2007	300,000	$29.71	10,300,000	1,700,000
Quarter ended March 30, 2007	486,267	$31.75

March 31, 2007 — April 27, 2007	100,000	$24.93	10,400,000	1,600,000
April 28, 2007 — May 25, 2007	—	$—	10,400,000	1,600,000
May 26, 2007 — June 29, 2007	—	$—	10,400,000	1,600,000
Quarter ended June 29, 2007	100,000	$24.93

June 30, 2007 — July 27, 2007	200,000	$29.11	10,600,000	1,400,000
July 28, 2007 — August 24, 2007	100,000	$27.16	10,700,000	1,300,000
August 25, 2007 — September 28, 2007	—	$—	10,700,000	1,300,000
Quarter ended September 28, 2007	300,000	$28.46
Nine months ended September 28, 2007	886,267	$29.87

Approximately 104,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first nine months of 2007 (see note 3 to the financial statements). The 104,000 shares were considered as treasury shares; however, these treasury shares were considered immediately retired and are not considered in the table above.

Item 4.           Submission of Matters to a Vote of Security Holders.

On July 26, 2007, we held our Annual Meeting of Stockholders. The matters voted on at the meeting and the results of these votes are as follows:

1.             Election of Class II Directors.

	Votes for	Votes Withheld
1. William H. McAleer	42,541,190	764,408
2. David P. Vieau	42,252,125	1,053,473
3. Doyle C. Weeks	41,651,753	1,653,845

2.             Ratify PricewaterhouseCoopers LLP as independent auditors for year ended December 31, 2007.

Votes For	Votes Against	Votes Abstained
43,171,248	124,960	9,390

Item 6.    Exhibits.

(a) Exhibits

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.14	Amended and Restated Bylaws of Avocent Corporation

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	November 5, 2007	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)