Form 10-K
period 2007-12-31
AVOCENT CORP
filed 2008-02-21
CIK 1109808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,451,497,393.

The number of shares outstanding of the registrant’s common stock as of February 15, 2008 was 45,696,212.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 14 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Item 1.  Business.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS CONTAINED IN THIS ANNUAL REPORT THAT ARE NOT PURELY HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS RELATING TO FUTURE EVENTS, FUTURE RESULTS, AND FUTURE ECONOMIC CONDITIONS IN GENERAL AND STATEMENTS ABOUT:

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

ALL OF THESE FORWARD-LOOKING STATEMENTS ARE BASED ON INFORMATION, EXPECTATIONS, ESTIMATES, FORECASTS, AND PROJECTIONS AVAILABLE TO US ON THE DATE OF THIS ANNUAL REPORT AND THE BELIEFS AND ASSUMPTIONS OF OUR MANAGEMENT.  WORDS SUCH AS “EXPECTS,” “ANTICIPATES,” “TARGETS,” “GOALS,” “PROJECTS,” “INTENDS,” “PLANS,” “BELIEVES,” “SEEKS,” “ESTIMATES,” “CONTINUES,” “MAY,” AND VARIATIONS OF THESE WORDS, AS WELL AS SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  IN ADDITION, ANY STATEMENTS THAT REFER TO PROJECTIONS OF OUR FUTURE FINANCIAL PERFORMANCE, OUR ANTICIPATED GROWTH, TRENDS IN OUR BUSINESSES, AND OTHER CHARACTERIZATIONS OF FUTURE EVENTS OR CIRCUMSTANCES ARE FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT.  THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT, AND OTHER WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS MADE BY US FROM TIME TO TIME, ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, AND ASSUMPTIONS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED

IN ITEM 1A “RISK FACTORS.”  WE UNDERTAKE NO OBLIGATION TO REVISE OR UPDATE ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON.

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management, endpoint security, and service management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, network appliances, and process management, designed to increase the efficiency of IT personnel.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

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

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (“SEC”).  Also available at this website are our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Whistleblower Policy, the Nominating and Governance Committee’s Policies and Procedures for Director Candidates, and the Charters for our Acquisition and Strategy Committee, Audit Committee, Compensation Committee, and Nominating and Governance Committee.  If any amendment to our Code of Business Conduct and Ethics or any waiver granted under it is applicable to our principal executive officer, our principal financial officer, our principal accounting officer or controller (or any persons performing similar functions) and relates to the code of ethics definition enumerated in the SEC’s regulations, we will disclose such amendment or waiver at this website within five business days after the date of such amendment or waiver.  The information found on our website is not part of this Form 10-K.  In addition to our website, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

ACS, Apex, AMX, AMWorks, Avocent, the Avocent logo, AutoView, Cybex, Cyclades, DSR, DSView, Emerge, Equinox, KVM over IP, LANDesk, the LANDesk logo, LongView, PM, The Power of Being There, and SwitchView are trademarks or registered trademarks owned by us.  This annual report also includes trademarks of other companies.

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

Corporate Office Growth.  The corporate office environment is made up of both central office and distributed or branch locations.  These environments typically consist of a large number of connected devices that include servers, desktop computers, laptops, handheld devices, printers, and other networked devices.  The increase in the number of these devices in the office environment and the distributed nature of them pose many significant challenges in system, security, service, and process management.

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

Virtualization. Virtualization is the separation of the computer operating system and applications from the hardware - often supporting multiple operating systems and applications on a single hardware platform.  As a relatively new technology, virtualization offers significant economic benefits to IT organizations in the form of increased scalability and asset utilization, but this emerging mix of virtual and physical servers and desktops adds a new layer of complexity to IT management.  IT administrators need to manage and control these virtual machines in the same manner as physical machines, and our management software products address many of these needs. Our solutions offer combined access and control of both virtual and physical servers and desktops in a secure platform and reduce the cost and complexity of managing the IT infrastructure.  We have virtualization product roadmaps for both our Management Systems Division and our LANDesk Division, with product announcements expected later in the year.

Products and Technologies

As of January 1, 2008, we have three divisions that provide the following software and hardware products and technologies.  The products and technologies we provide solve many of the network administration, systems, security, device management, and storage problems faced by facilities managers, network administrators, and IT managers.

•                                          The Management Systems Division consists of our branded and OEM IT infrastructure management products, which include KVM, serial console, power control, digital extension, management appliances, management software, and our embedded manageability technologies, such as intelligent platform management infrastructure (IPMI) and embedded KVM systems.

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

The products and technologies offered by our Management Systems Division include:

•                                          Our DS Series™ products, which allow users to control both physical and virtual servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed.  The DS Series KVM products digitize keyboard, video, and mouse information and compress and transport that information in packets over traditional network connections optimizing performance for busy data centers.  Our DSR® switching systems feature a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM over IP™ technology.  Our DS Series appliances are managed with DSView® centralized management software, providing access and control of servers and serial devices in the network operations center or from almost any location in the world using TCP/IP connectivity.  IT administrators can securely manage all connected data center devices and gain “point-and-click” access and control over these devices using a browser interface.

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

•                                          Our SwitchView® switching products includes our SwitchView SC family of secure switches, built for the secure environment and designed to restrict the transfer of data between connected computers.  Our SwitchView 1000 rack mounted KVM switches are available in 4, 8 and 16 port models with an on-screen display that supports 2048 x 1536 video resolutions and can be cascaded to support up to 256 target devices.  Our compact, space-saving SwitchView desktop KVM switches support multiple computers and allow users to control multiple PCs and share access to a digital camera, CD-ROM, PDA, scanner, printer, speakers, and a microphone.

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

•                                          Our embedded products, which are provided as hardware, software, firmware, or licensed technology.  These products include IPMI firmware, SMASH and WS-Man interfaces, DASH firmware, service process drivers, and development utilities.  Our remote presence products include KVM switching and video compression technologies, virtual media firmware, and software for graphical user interfaces (GUIs).  Our embedded technologies are licensed to our OEM customers for inclusion in their servers, desktops, notebooks, and other devices.  Our hardware products consist of remote access, system management, and chassis management cards that are also sold to our OEMs for integration with their systems.

•                  Our Management Systems Division also offers the products and technologies formerly offered by our Desktop Solutions Division (which was discontinued on January 1, 2008), including our digital extension product lines, which feature technology that extends keyboard, video, mouse, audio, and USB over any TCP/IP network and allows administrators to centralize all computers for ease of maintenance while providing users with full “Rich-Media” PC functionality at the desktop.  This extension technology enables a distributed computing environment with access to centralized computer assets from anywhere within the corporate network.

•                                          The LANDesk Division consists of our systems, security, and service management software for desktops, servers, and mobile devices across an enterprise.

This division delivers systems, security, and service management software solutions that simplify how corporate enterprises manage desktops, servers, mobile devices, and IT services and processes.  These LANDesk solutions allow an IT staff to increase productivity and protect corporate assets from a single, easy-to-use console while leveraging prior investments in database, application, and directory service technologies and across heterogeneous IT environments (Windows, Mac OS, UNIX, LINUX, handheld, and embedded device operating systems).  LANDesk revenue and bookings are comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support agreements related to LANDesk Management Suite.

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

•                                          Our LANDesk Application Virtualization software, which provides enterprises with the capability to virtualize an application isolated from other applications running on the operating system.  This allows IT managers to run older applications on new operating system platforms.  The virtualized application can be run on the local device or streamed from a remote server, and does not require local administration rights and does not require a local agent to be present.

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

•                                          Our LANDesk Host-based Intrusion Prevention (HIPs) software, which provides enterprises the ability to protect endpoint devices from zero-day attacks and other similar threats. The LANDesk HIPs solution also monitors the behavior of applications and isolates machines on the network that are behaving erratically.

Service Management Software

•                                          Our LANDesk Process Manager, which integrates, optimizes, and automates IT and business processes, workflow, change management, and configuration management, with a graphical process builder, full-featured auditing, customizable reporting capabilities, and support for third-party electronic forms.

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

Professional Services

•                  LANDesk offers a wide range of professional services, training, maintenance, upgrade protection, and customer support offerings to help customers realize the most value from their LANDesk software investment.  The LANDesk Professional Services team can draw from the experience, talents, and abilities of the people who develop award-winning LANDesk solutions, helping customers experience the best implementation possible.  In addition, customers can attend LANDesk training courses or complete the Certified LANDesk Engineer or Administrator programs.

Hardware Products

•                  Our LANDesk Management Gateway Appliance, which helps customers manage systems with an easy-to-use hardware product that comes with LANDesk software pre-installed and allows the management of local and remote users without creating a hole in their firewall through any existing Internet connection via certificate-based authentication and SSL encryption.

•                                          The Connectivity and Control Division consists of our professional audio-visual, broadcast, and serial connectivity products.

This division offers managed audio visual (“AV”) infrastructure solutions for professional audio-visual and broadcast markets.  The division also offers serial connectivity solutions.  Extension products simplify connectivity and control of displays, projectors, and AV source equipment. Matrix switches help broadcast engineers to back-rack and control studio production equipment.  LAN-based serial hubs provide cost-effective device connectivity at the point of need.

The products and technologies offered by our Connectivity and Control Division include:

•                                          Our Emerge™ family of products, which provide both wired and wireless switching and extension of video, audio, and control data for use in a range of markets.  Our Emerge family of multipoint high-definition wired/wireless extenders (MPX) allows AV consultants to design managed audio-video extension networks for commercial signage and presentation markets.  Our Emerge Wireless extender is ideal for use in boardrooms, classrooms, and commercial digital signage applications, and our Emerge Media Streamer (EMS) extenders offer CAT 5 wired video extension for use in similar markets.  Our digital ECMS products provide extension and switching of digital workstations across IP networks in markets where user responsiveness and high visual acuity are a must, such as post-production and broadcast.  Our Emerge family also incorporates a range video processing products such as scalers and presentation switchers, which allow integrators to prove full audiovisual solutions when combined with our distribution and extension products.

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

Sales and Marketing

We market, sell, and license our hardware and software products and services through our own sales force and various distribution channels, including OEMs, system integrators, distributors, and reseller arrangements.  We market our products primarily through advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website.  We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users.  Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers.  As of December 31, 2007, we employed 727 people in sales, marketing, and customer support.  As of December 31, 2007, we were also working with approximately 35 independent contractors on various sales and marketing projects.

We currently sell or license various hardware and software products and technologies to Dell, Hewlett-Packard, IBM, Intel, Lenovo, Fujitsu Siemens, Symantec, and other OEMs pursuant to private-label, branded, and other licensing arrangements.  These OEM customers integrate and sell our products and technologies with or within their own products, including networked servers and clients.  We devote significant sales, engineering, operations, and customer service resources to our OEM accounts.  We have significant experience in working with our OEMs and other system manufacturers, and we intend to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia.  We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to computer manufacturers and software developers worldwide.

We have relationships with a variety of distributors and resellers, and systems integrators, for the distribution and sale of Avocent, Cybex, Cyclades, Equinox, and LANDesk branded software and hardware products in the United States, Canada, Europe, South America, Asia, and elsewhere.  We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper sales, marketing, installation and support of our products.  We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, control, systems management, and security products and technologies to meet customers’ particular needs.  Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

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

International sales accounted for approximately 44% of net sales in 2007, 43% of net sales in 2006, and 43% of net sales in 2005.  No foreign country accounted for more than 10% of 2007, 2006, or 2005 sales.  We are expanding our international sales efforts within Europe, Latin America, Asia, and the Pacific Rim through the utilization of our sales offices in Sydney, Australia; São Paulo, Brazil; Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Munich, Germany; Rotterdam, Holland; Hong Kong; Shannon, Ireland; Tokyo, Japan; Mexico City, Mexico; Taipei, Taiwan; and Singapore.

Customers

Our principal customers include a diversified group of dealers, major distributors, resellers, and direct end users who purchase our branded products (including our LANDesk products).  These customers represented 65% of net sales in 2007, 60% of net sales in 2006, and 52% of net sales in 2005.  We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

A substantial portion of our net sales has also been generated from sales of our switching products, software and technologies to OEMs for integration with their product offerings.  Sales to OEM customers represented 35% of net sales in 2007, 40% of net sales in 2006, and 48% of net sales in 2005, with this decline in percentage of sales due in part to the change in the mix of our business as a result of our acquisitions.  While we have contracts with some of our OEM customers, none of them is obligated to purchase products from us except pursuant to binding purchase orders and licensing agreements.  Consequently, any OEM customer could cease doing business with us at any time.  The loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The following table identifies our customers that exceeded 10% of our net sales for the years 2007, 2006, and 2005:

	Percentage of Net Sales for the Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Dell	13%	14%	15%
Hewlett-Packard	12%	14%	20%
Tech Data	11%	12%	10%
Ingram Micro	NA	NA	11%

Sales to these customers are reported primarily through Management Systems Division, but also through our LANDesk Division.    No other customer accounted for more than 10% of our net sales in 2007, 2006, or 2005.

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

Customer Service

We emphasize customer service by developing high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our hardware products.  We also offer annual software upgrade protection and maintenance agreements for licensees of our software products.  We strive to respond quickly to our customers’ requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop solutions.  We offer warranties for parts and service on all of our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  We also offer a 30-day money-back guarantee for all of our appliance products sold in North America.  To date, we have not experienced any significant hardware product returns.  For our software products, we generally provide a 90-day limited warranty on the media used to deliver the software, which is not applicable to electronic downloads, and a 90-day limited warranty that our software products will function in accordance with the user documentation provided with the software product.  We may, as a result of competitive pressures or requirements in certain geographies, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer.  If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing hardware and software products and technologies and of new products and technologies is essential to maintaining and building on our competitive position.  The market for our products has experienced rapid technological advances, frequent new product introductions and enhancements, and significant price competition.  The introduction of products incorporating superior or alternative technologies (such as switching software), the creation or adoption of new technologies (such as the creation of virtual servers using a combination of hardware and software, which is known as virtualization), the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies and the products and technologies we have under development obsolete or unmarketable.

Our hardware products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies, and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, service desk, application virtualization, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and third-party software or technologies, together with continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of our existing products, and the development and introduction of new technologies and products that address changing industry trends (including virtualization) and customer needs on a cost-effective and timely basis.  By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance.  Our failure to respond on a timely basis to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flow.  In addition, the acquisition of or departure from the market of one or more of these third party technology providers could have a material adverse effect on our business, financial condition, products, results of operation and cash flow.

Due to our significant reliance on OEM relationships, some of our product development efforts are focused on developing new hardware and software products or enhancements for OEM customers, which could delay or otherwise negatively affect our planned delivery of non-OEM products.  At times, these new products or enhancements may not be available to, or readily marketable to, other customers without significant modifications or delay.

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

As of December 31, 2007, we employed 690 people in our engineering departments.  In addition, we use independent contractors from time to time.  As of December 31, 2007, we were working with approximately 64 independent contractors on various development projects.

A key component of our engineering and product development strategy is the acquisition of new technologies and companies.  We intend to continue to evaluate opportunities to acquire technologies and companies, and it is likely that we will complete additional acquisitions in the future.  Acquiring new technologies and companies is inherently risky, especially if the technology or the products of the company do not have significant time in the market.  There can be no assurance that these acquisitions will be successful, will result in the timely development of commercially viable products or technologies that achieve market acceptance, or will otherwise improve or benefit our financial condition or operating results.

The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements.  Our success depends in part upon our ability to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership on a cost-effective and timely basis, and to meet these challenges, we expect to make substantial investments in product development in the future.  We also expect to continue to make acquisitions and investments where appropriate to provide us with access to new technologies.  There can be no assurance, however,  that our product development efforts will lead to commercially viable products or technologies, will be completed on a timely basis, or will include the features required to achieve market acceptance.

Manufacturing

We do not manufacture any of our hardware products in their entirety.  Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our hardware products while we outsource some or all of these functions on other products.  In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures.  We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery.  Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service.  We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability.  As of December 31, 2007, we employed 168 people in our manufacturing, supply chain management, and logistics department.

We currently rely on several third party manufacturers, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, and Likom Computer Products, for subassembly of our hardware products.  These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.  The acquisition or departure from the market of one of these contract manufacturers could have a material adverse effect on our business, financial condition, products, results of operations, and cash flows.  In addition, while these third-party manufacturers have arrangements for warranty obligations, we remain primarily responsible to our customers for warranty obligations.  We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program.  Custom molded cables and certain turn-key products procured from outside sources have significant delivery times (generally 10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries.  We buy components under purchase orders and generally do not have long-term agreements with our suppliers.  Circuit board assemblies are currently obtained from a number of sources, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, and Likom Computer Products.  We believe that there are adequate alternative sources for our product components.  Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

In the past, we have experienced delays in the receipt of certain components, which have resulted in delays in related product deliveries.  We attempt to manage these risks through developing alternative sources, committing internal resources to supply chain management, and maintaining quality relationships and close personal contact with each of our contract manufacturers and suppliers.  There can be no assurance, however, that delays in component and product deliveries will not occur in the future, and the inability to obtain sufficient components or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which, in turn, could have a material adverse effect on our business, financial condition, results of operations, or cash flow.  Some of the components for our products are available from a single supplier or a limited number of suppliers.

Competition

The market for our hardware and software products is highly fragmented, competitive, rapidly changing, and we expect these market characteristics to increase in the future.  We compete with numerous vendors in each of our product categories.  In the market for hardware switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Digi International, and Lantronix, and in the market for our systems management products we compete with companies such as Microsoft, Computer Associates, BMC Software, Novell, Tivoli, and Symantec.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, and IBM, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with products and technologies offered by hardware manufacturers and network management companies such as Intel, Microsoft, Cisco, and EMC.  Many of these competitors may have substantially greater financial, marketing, and technical resources than we have.

In the market for our products, we compete primarily on the basis of technological capabilities, performance in relation to price, product features, quality, reliability, development capabilities, product availability, and customer service and support.  Our future success will be highly dependent upon timely completion, introduction, and distribution of new products, technologies, services, and features at competitive price and performance levels that address changing industry trends and the evolving needs of our customers.  We continually experience price competition and expect that pricing pressures could increase in the future.  As we continue to grow, especially internationally, we expect that we will encounter new competition in different geographic regions.

Proprietary Technology

Our future success is dependent in part upon our ability to protect our intellectual property and our proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and certain foreign countries, all of which provide only limited protection.  We regularly file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate.  We have been issued over 50 U.S. patents and have over 50 U.S. patent applications pending.  We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period.  We also have other foreign patent applications pending.  There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us.  Moreover, our competitors or other holders of intellectual property rights may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us.  The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

In the past we have filed and, in the future we may, file additional lawsuits against other companies regarding the alleged infringement or our proprietary rights.  Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is expensive and subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation.  There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technologies or that we can use our intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to our products and technologies.  Additionally, current or future competitors could develop their own proprietary technologies or obtain patents that may prevent us from developing or selling our products and technologies.

We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality and nondisclosure agreements.

Employees

As of December 31, 2007, we had 1,069 full-time employees working in the United States.  Of our domestic full-time employees, 400 were in marketing, sales, and customer support, 419 were in engineering, research, and development, 110 were in manufacturing and logistical operations, and 140 were in administration.  As of December 31, 2007, we had 728 full-time employees working at our facilities outside of the United States.  Of our international full-time employees, 327 were in marketing, sales, and customer support, 271 were in engineering, research, and development, 58 were in manufacturing and logistical operations, and 72 were in administration.  Our employees in Brazil (approximately 45) and the LANDesk employees in France (approximately 23) are covered by collective bargaining agreements.  No other employees are covered by collective bargaining agreements relating to their employment by us.  We believe that we have good relations with our employees.

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

Item 1A. Risk Factors.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS ANNUAL REPORT.  THESE RISKS AND UNCERTAINTIES INCLUDE THE FOLLOWING:

We have acquired, and expect to continue to acquire, technologies, and companies and these acquisitions could disrupt our business or expose us to other risks.

A key component of our engineering and product development strategy and our future growth is the investment in or the acquisition of technologies and companies.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, personnel, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks and factors outside our control, including the following:

•                                          Difficulty integrating the acquired company’s personnel, distribution channels, products, product roadmaps, technologies, systems, processes, and operations, including product delivery, order management, and information systems;

•                                          Difficulty in conforming the acquired company’s financial policies and practices to our policies and practices and in implementing and maintaining adequate internal systems and controls over the financial reporting and information systems of the acquired company;

•                                          Diversion of management’s attention and disruption of our current business and the challenges associated with managing the resulting larger company following any acquisition;

•                                          Difficulty in combining product and technology offerings and entering into new markets (such as software) or geographical areas in which we have no or limited direct experience and where our competitors may have stronger market positions;

•                                          Loss of management, sales, technical, or other key personnel (at either Avocent or in the acquired company) or the loss of customers, distributors, resellers, vendors, or other business relationships as a result of the acquisition;

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

•                                          Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other stock awards to employees issued by the acquired company;

•                                          Overpayment for any acquisition or investment or unanticipated costs or liabilities;

•                                          Assumption of liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation and any unrecorded tax obligations; and

•                                          Incurring substantial write-offs, restructuring charges, interest expense, amortization, and transactional expenses

Our integration plans and indemnification and escrow agreements might fail to adequately mitigate these risks and factors, and our failure to manage these risks and challenges could materially harm our business, financial condition, and results of operations.  Further, if we do not successfully address these challenges in a timely manner, we may not fully realize all of the anticipated benefits or synergies on which the value of a transaction was based.  Future transactions could cause our financial results to differ materially from expectations of market analysts or investors for any given quarter.

Intense competition from new and existing competitors or consolidation in the server and systems management sectors could impair our ability to grow our business, to sustain our profitability, and to sell our products and technologies.

The markets for our products and technologies are highly fragmented, rapidly evolving, and intensely competitive, and we expect these characteristics to continue and increase.  Aggressive competition from both hardware and software products and technologies could lengthen the customer evaluation process and result in price reductions and loss of sales, which would materially harm our business.  Our business is highly sensitive to the introduction of new products and technologies (such as virtualization), price changes, and marketing efforts by numerous and varied competitors.  Accordingly, our future success will be highly dependent upon our timely completion and introduction of new products and technologies and features at competitive prices and performance levels that address changing industry trends and the evolving needs of our customers.  We continue to experience aggressive price competition and increased customer sensitivity to product prices, and pricing and margin pressures are likely to increase in the future.  Because of this competition, we may have to continue to lower the prices of many of our products and technologies or offer greater functionality within our products to deliver greater value to customers to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin.  Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors.  If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures, our gross margin and profitability could be adversely affected.  In addition, if our pricing, functionality, and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Digi International, and Lantronix.  These products also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, Symantec, Novell, AMI, and BMC Software), who may be able to offer software products competitive with our hardware products at a much lower cost or even bundled for free, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These competitive software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

We compete for sales of our systems management and security products with companies such as Microsoft, Computer Associates, BMC Software, Novell, and Symantec, many of whom have greater financial, technical, and marketing resources, a larger customer base, a longer operating history, greater name recognition, and more established relationships in the industry than we do, and may offer their own or third-party competitive software products at a lower cost or bundled for free with their other products.  Microsoft, in particular, has delivered competitive products and announced its intention to continue to develop competitive software.  If Microsoft is successful in delivering software products that are competitive with our products, our ability to grow our software business may be limited.

Our current and potential competitors may be able to respond more quickly to new or emerging technologies or products and to changes in customer requirements or to devote greater resources to the research, development, promotion, sale, and support of their products and technologies than we do.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that expand or enhance the ability of their products and technologies to address the needs of our current and prospective customers.  Some of these competitors can also bundle hardware, software, and services together, and offer a more complete set of hardware products and services than we are able to offer. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business, financial condition, operating results, and cash flows, or impair our ability to achieve our desired results.

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

The process of developing or acquiring new products, software, and technologies and enhancing existing products, software, and technologies is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations.  We must make long-term investments, develop or obtain appropriate intellectual property, and commit significant resources before knowing whether our predictions will accurately reflect customer demand for our products and services.  After we develop a product, we must then accurately forecast volumes and configurations that meet customer requirements, manufacture appropriate hardware volumes quickly and at low cost and develop cost-effective software solutions, and train our sales force and resellers.  Any delay in the development, production, marketing of, or training for new products or technologies could result in our not being among the first to market, which could further harm our competitive position.

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

Our hardware products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and third party software or technology, and continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing industry trends and customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, competitive products, product localization, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

Our future success depends in part upon our ability to protect proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and other countries and protections provided by confidentiality and nondisclosure agreements and other legal agreements.  These laws and practices, however, afford only limited protection.  There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent or detect misappropriation of our intellectual property or technologies or that our competitors will not independently develop proprietary or other technologies that are substantially equivalent or superior to our products or technologies.  In addition, our proprietary information may be misused or improperly disclosed by third parties entrusted with this information.  There also can be no assurance that our proprietary rights will not be challenged, invalidated, or avoided.

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

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights.  Similarly, our competitors or other third parties may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property, and from time to time, third parties notify us that our products may infringe their intellectual property rights, which regardless of merit, requires our time and resources to evaluate and respond.   Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation.  Dealing with adverse claims and litigation is expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense, divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination, harm our relationships with existing customers, and deter future customers from purchasing or licensing our products.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the development, manufacture, use, marketing, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology.  There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources.  In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.  In addition, any dispute involving our intellectual property could result in our customers, distributors, or resellers becoming involved in the litigation, which could trigger indemnification obligations in certain of our sales, license, or service agreements.

The IT industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation.  We have in the past been, and we may from time to time in the future be, a party in litigation or other proceedings alleging infringement of intellectual property rights owned by third parties.  If necessary or desirable, we may seek licenses under such intellectual property rights.  However, licenses may not be offered on terms acceptable to us, or at all.  The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.  Additionally, current or future competitors could obtain patents or other intellectual property rights that may prevent us from developing or selling our products. The result of these litigation matters is difficult to predict and an unfavorable resolution could affect our operating results, business, or financial condition. The resolution of litigation involving the company may impact our operating results or financial condition.

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

•                                          The timing of shipments;

•                                          The unpredictable nature of the sales cycle for software products and the timing and completion of delivery of software products;

•                                          The timing of new product introductions, new technologies, and enhancements by us and by our competitors, and the possibility that customers may defer purchases of our products in anticipation of these new products, new technologies, and enhancements;

•                                          Changes in or our failure to accurately predict product or distribution and reseller channel mixes, including changes in the mix of software licenses in which revenue is recognized upfront as opposed to subscription licenses that are deferred over time and changes in the mix of revenue attributable to higher-margin products as opposed to lower-margin sales or services;

•                                          Changes in demand for our products and services;

•                                          Changes in pricing policies or price reductions;

•                                          Changes in laws, regulations, or other government requirements;

•                                          Changes in renewal rates for software upgrade protection or maintenance;

•                                          Competition from new products, technologies, business models, and price reductions by competitors;

•                                          The availability and cost of supplies, components, or third-party code or content on commercially reasonable terms;

•                                          Compatibility or interoperability of our products with third-party systems and applications;

•                                          Sales and marketing expenses related to entering into new markets, introducing new products, new technologies, and retaining current OEMs, resellers, and other large customers;

•                                          Fluctuations in sales of servers and personal computers due to changes in technology (such as virtualization), economic conditions, or capital spending levels;

•                                          The amount and timing of operating expenses and capital expenditures relating to the expansion of our business and operations; and

•                                          Costs associated with legal proceedings, including legal fees and any adverse judgments or settlements.

Our operating results will continue to be affected by seasonal trends, by general conditions in the IT market, and by general economic conditions.  We have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles and delays in customer orders during unfavorable economic periods.  We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, we have typically seen a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year, and while it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.  Many of the factors that create and affect seasonal trends are beyond our control.

Our quarterly sales have also reflected a pattern in which a disproportionate percentage of each quarter’s total sales occur toward the end of the quarter, and this trend has become more pronounced in recent periods.  Our increased focus on the software market continues this trend with a greater proportion of our software revenue coming from software license and subscriptions booked in the last weeks or days of each quarter.  This uneven sales pattern makes prediction of revenue, earnings, and working capital for each financial period difficult, increases the risk of unanticipated variations in quarterly results and financial condition, and places pressure on our hardware inventory management and logistics systems.  If predicted demand for hardware is substantially greater than orders, there will be excess inventory.  Alternatively, if hardware orders substantially exceed predicted demand, we may not be able to fulfill all of the orders received in the last few weeks of each quarter.  Other developments late in a quarter, such as a systems failure, component pricing movements, actions or announcements from our competitors, global logistics disruptions, or large sales opportunities not being completed when predicted, could adversely impact inventory levels and results of operations in a manner that is disproportionate to the number of days in the quarter affected.  In addition, accounting requirements associated with satisfying the various elements necessary to recognize software revenue may result in significant fluctuations in our quarterly results.

In order to remain competitive and provide our increasingly sophisticated customers with more options, we have made and expect to continue to make new products and new software purchasing and licensing options available to our customers.  These new products and options may result in an increase in contracts where software revenue is deferred or cash is received over time as opposed to recognition of revenue or payment at or about the time of the purchase or license.

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

Gross margins may vary or decline from period-to-period and may be adversely affected by a number of factors, including:

•                                          The ratio of OEM sales to branded sales, since OEM sales typically have lower gross margins than branded sales;

•                                          The ratio of sales through indirect channels to direct sales, since indirect sales typically have lower gross margins than direct sales;

•                                          The ratio of sales in established markets to sales in new markets with different pricing and cost structures;

•                                          Changes in product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products or technologies (e.g. our software products tend to have higher gross margins);

•                                          Increased price competition;

•                                          Changes in product costs and sales discounts;

•                                          Changes in raw materials, freight, regulatory, certification, import or export expenses, tariffs, and labor costs;

•                                          Introduction of new products, services, business models, and technologies by us and by our competitors; and

•                                          The level of and costs for third-party technology and code used in our software products.

•                                          The level of and costs for outsourcing of our manufacturing and assembly services for our hardware products.

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

A substantial portion of our sales consists of sales of our branded products to a limited number of resellers and distributors.  Sales to resellers and distributors represented approximately 56% of net sales in 2007, 56% of net sales in 2006, and 48% of net sales in 2005.  The loss of significant revenue opportunities with these resellers and distributors could negatively impact our results of operations.  In addition, many of these customers also have or distribute competing products.  If resellers and distributors elect to increase the marketing of competing products or reduced marketing of our products, our ability to grow our business will be negatively impacted and will impair one of our substantial revenue sources.

Our reseller and distributor business is subject to many risks, including:

•                                          Concentration of business in a limited number of resellers and distributors could result in significant damage to our business upon the termination of a reseller relationship;

•                                          Termination of reseller and distributor agreements or reduced or delayed orders;

•                                          Difficulty in predicting sales to resellers and distributors who do not have long-term commitments to purchase from us, which requires us to maintain sufficient inventory levels to satisfy anticipated demand;

•                                          Lack of visibility of end user customers and revenue recognition and channel inventory issues related to sales by resellers and distributors;

•                                          Resellers and distributors electing to resale or increase their marketing of competing products or technologies or reduced marketing of our products; and

•                                          Changes in corporate ownership, financial condition, credit worthiness, payment patterns, business direction, sales compensation related to our products, or product mix by the resellers and distributors.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations.  We have experienced, and expect to continue to experience, pricing pressures and significant variability in orders from our resellers and distributors, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large reseller or distributors could materially harm our business.  While we have reseller and distributor agreements, none of our resellers or distributors are obligated to purchase products from us.  Consequently, any reseller or distributor could cease doing business with us at any time.  Our dependence upon a few resellers and distributors could result in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.  In addition, the inability to accurately forecast the timing and volume of orders for sales of branded products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods.  If we underestimate sales, we will not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

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

•                                          The possibility of damage or impairment to our market position, brands or trademarks as a result of the actions of our distributors and resellers;

•                                          Distributors and resellers electing to place greater emphasis on products or services offered by our competitors; and

•                                          The lack of direct control over the business practices, marketing, sales and services offered by distributors and resellers.

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

A substantial portion of our sales is concentrated among a limited number of OEM customers.  Sales to these OEMs represented approximately 35% of net sales in 2007, 40% of net sales in 2006, and 48% of net sales in 2005.  Sales to Hewlett-Packard represented approximately 12% of net sales in 2007, 14% of our net sales in 2006, and 20% of our net sales in 2005.  Sales to Dell represent approximately 12% of net sales in 2007, 14% of net sales in 2006, and 15% of our net sales in 2005.

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

•                                          Changes in corporate ownership, financial condition, credit worthiness, payment patterns, business direction, sales compensation related to our products, or product mix by the OEMs.

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

For our software products, sales are final and we do not generally allow any returns.  We provide a 90-day limited warranty on the media used to deliver the software, which is not applicable to electronic downloads, and we generally provide a 90-day limited warranty that our products will function in accordance with the user documentation.

In the future, we may, as a result of competitive pressures, requirements in certain geographies, or customer demands, change our warranty policies or our warranty terms to provide coverage that is greater in scope and duration than the coverage we currently offer.  If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

We must meet the increased demands on customer service operations or customer satisfaction and sales could suffer.

Continued growth of our sales is likely to be accompanied by increasing demands on customer service operations.  As a result of our commitment to a high level of customer service, we will need to invest significant resources in the maintenance and improvement of our customer service resources.  Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of products, reductions in the renewals of software maintenance and support agreements, and, accordingly, materially adversely affect our business, financial condition, and results of operations.

If we are unable to successfully develop our international distribution and reseller networks and international sales efforts, results of operations may suffer.

We are working to develop, integrate, and expand our international distribution and reseller networks in an effort to increase international sales of our products.  We may not be successful in developing or expanding the international distribution and reseller network or in marketing and selling products in foreign markets, particularly Asia.  If the revenue generated by our international sales is not adequate to recover the expense of establishing, expanding, and maintaining an international distribution and reseller network, our business, financial condition, and results of operations could be materially adversely affected.  If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

•                                          Difficulties in managing foreign distributors and resellers;

•                                          Longer payment cycles and problems in collecting accounts receivable;

•                                          The effects of seasonal customer demand;

•                                          Differing license terms and conditions to meet local requirements;

•                                          Changes in regulatory requirements;

•                                          Difficulties in meeting the requirements of different international product regulations, including import and export requirements, tariffs, and other trade barriers;

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

The existence or occurrence of any one or more of these factors could have a material adverse effect on our business, financial condition, and results of operations.

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

•                                          Natural or manmade disasters, such as earthquakes, tsunamis, flooding, hurricanes, typhoons, fires, power shortages, blackouts, telecommunications failures, terrorism, or computer viruses;

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

The sales cycle for our software products is typically ninety to one hundred eighty days or longer.  This sales cycle is subject to a number of significant risks over which we have little or no control, including:

•                                          Customers’ budgetary constraints, fluctuations, or uncertainty, internal acceptance requirements, and procurement procedures;

•                                          Concerns about the actions or announcements of our competitors and their products;

•                                          Concerns about the future or performance of our company; and

•                                          Changes in economic conditions generally and in the technology market specifically.

Moreover, our software revenue is heavily weighted toward the end of each quarter, with as much as sixty percent of LANDesk’s revenue recorded in the third month of a quarter, making it difficult to forecast operating results for any quarter or give accurate guidance.  For large opportunities, especially for enterprise-wide sales, the sales cycle is often significantly longer than our average sales cycle.  In addition, these large opportunities are more difficult to forecast, and if we do not correctly forecast the timing in a given period, the amount of revenue we recognize in a period could be higher or lower than we expect, which could significantly affect our operating results for the then current period and future periods over which revenue would have been recognized.  In addition, the terms and conditions of the legal agreements for these large opportunities are often based on our customers’ purchase agreements and may contain terms that are generally less favorable to us than our standard terms and conditions. As a result, revenue recognition may be delayed or otherwise negatively affected, and if we fail to meet expectations, the price of our common stock could be negatively affected.

A significant percentage of our software revenue is dependent on sales to existing customers or the renewal of annual software upgrade protection or maintenance services by existing customers.

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

Our software products include licensed third-party content or code upon which we rely for the interoperability, integration, development, or updates of our products, and disruption of our access to such code or content could delay product releases, inhibit our compatibility with third party products, and harm our business.

The principal components of our software products are proprietary code and content.  We do, however, rely on some licensed third-party code, content, or other intellectual property, and we expect to use such third-party code, content, or intellectual property in future products. Although we believe that there are usually adequate alternative sources for the third-party technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or any defects in these products could delay development of future products or enhancement of our future products and harm our revenue.  Use of such third party code, content, or other intellectual property presents risks such as:

•                                          Owners or licensees of third-party systems could adopt more restrictive policies or impose unfavorable or unacceptable terms and conditions for access to their products making it more difficult for us to make our products compatible with their products and resulting in higher research and development costs for us for the enhancement or modification of our existing products and the development of new products;

•                                          Functionality provided by third-party code, content, or other intellectual property in our products may become obsolete, defective, or incompatible with future versions of our products, may not be adequately maintained or updated, and we may be unable to find viable alternatives or develop our own proprietary solution;

•                                          Quality, warranty, and support terms vary dramatically when licensing third party code, content, or other intellectual property and we have limited ability to control quality issues with third-party code, content, or other intellectual property and must we depend on our own research and development personnel to evaluate and select third-party code, content, or other intellectual property that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third party code, content, or other intellectual property to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

Any significant termination of a third-party license, change in third-party license provisions, increase in the cost of such third-party code, content or other intellectual property, failure of a code, content or other intellectual property provider to remain competitive in functionality, or defect in or a quality issue could delay or interrupt our ability to develop and deliver software products to customers on a timely basis.  This could delay our revenue recognition and adversely affect our business, financial condition, and results of operations and possibly expose us to claims under license agreements with our customers and possibly increased litigation fees and expenses.  Our failure to anticipate, manage, and adapt to these risks could result in significant delays in our products releases, changes in our product roadmaps, and damage to our operating results.

Software errors or bugs, and possible product liability claims related to such errors or bugs, could result in increased costs, damage to our reputation, and loss of market share.

Our software products are generally large and intricate programs.  As a result, our current software products, updates, upgrades, or future products may contain errors, failures, or “bugs,” some of which may not become known until after the product has been released by us for use by customers.  While we routinely test our products for such errors and identify and correct bugs through our customer support group, these problems are inevitable.  Any significant errors may result in, among other things, loss of, or delay in, the market acceptance or our products, lost revenue and sales of our products, reallocation of, or increases in, development and customer support resources, impairment to our reputation, loss of future renewal or maintenance revenue, and increased service and warranty costs.  Errors could also result in significant delays in the release of updates, upgrades, or new products while such errors are corrected.  Moreover, because our products primarily support other systems and applications, any software errors or bugs in these other systems or applications may affect the performance of our software, and it may be difficult or impossible to determine where the errors reside.  As a result, product errors, failures, or bugs could result in significant harm to our business and have a material adverse effect on our results of operations.

We may be subject to legal actions or claims for damages related to product errors which could, whether or not successful, increase costs and distract our management and our development and support teams and could harm our business, result in unexpected expenses and damage our reputation.  Our license agreements with our customers typically contain provisions designed to limit exposure to potential product liability claims, and, to the extent permitted by governing law, our standard agreements in many jurisdictions also provide that we will not be liable for indirect or consequential damages caused by the failure of our products.  In certain jurisdictions, however, warranty and limitation of liability provisions are not effective.

Use of free or open source software or technology in our products or in the development of our products may reduce our ability to control the quality and support for products and may result in damage to our operating results.

Free or “open source” software is software that is made widely available by its authors or other third parties and is often licensed on an “as is” basis for a nominal fee or, in some cases, at no charge.  We have incorporated some free and open source software into our products, allowing us to enhance certain solutions without incurring substantial additional research and development costs.  In addition, we may use free or open source tools in the development of our products.  While we have not experienced any material problems as a result of our use of free or open source software, use of free or open source software entails significant risks including:

•                                          Free or open source software or technology becoming competitive with our proprietary technology, which could cause sales of our products to decline or force us to reduce the fees we charge for our products, which could have a material adverse impact on our revenue and operating margins;

•                                          Requiring that we make available the source code for any modifications or derivative works we make to or from the free or open source software, and that we license or contribute such modifications or derivative works under the terms of a particular free or open source license or other license granting third parties certain rights of further use;

•                                          Our proprietary software could be combined with open source software in such a way that we would be required to release the source code of our proprietary software; and

•                                          The lack of any warranty, maintenance, or support for most open source software or technology.

We have established processes to help minimize these risks to the extent within our control, including a review process for screening requests from our development organizations for the use of free or open source, but we cannot be sure that all free or open source software, technology, or tools are submitted for approval prior to use in our products or in the development of our products or that all use is in compliance with our corporate policies. These risks, if not eliminated, could negatively affect our ability to sale and license our products and could materially impact our business.

Executive officers and other key personnel may depart, which could adversely affect our results of operations and harm our ability to grow the business.

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel and other key employees.  The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have attempted to mitigate these risks by offering key employees retention bonuses (payable only if they continue employment with us for specified periods) and equity awards, but there is the risk that we could nevertheless lose key management, sales, and technical employees.

We have historically used stock options and are currently using restricted stock units, including both time-based and performance-based shares, as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options are fully vested, but most of these outstanding and vested options are currently underwater.  This could affect our ability to retain present employees.  In addition, we are now required to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to make equity awards to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.

As we expand our international operations, we will be required to recruit and retain experienced management, sales and technical personnel in our international offices, and we expect that the identification, recruitment, training and retention of such personnel will require significant management time and effort and resources.  Competition for employees with the skills required, particularly management, engineering and other technical personnel, is intense, and there can be no assurance that we will be able to attract and retain highly skilled employees in sufficient numbers to sustain our current business or to support future growth.  We may need to pay recruiting or agency fees and offer additional compensation or incentives to attract and retain these and other employees, resulting in an increase to our operating expenses.

In addition, for the last several years, we have acquired several companies and these acquisitions have resulted in increased responsibilities and placed significant strain on our managerial, operational, and financial resources and resulted in new and increased responsibilities for management personnel.  There can be no assurance that our management, personnel, systems, procedures, and controls are, or will be, adequate to support our existing and future operations or that we will continue to grow.  If we fail to recruit and retain sufficient and qualified managerial, operational, or financial personnel or to implement or maintain internal systems that enable us to effectively manage our growing business and operations worldwide, our financial results in any given period may be adversely affected and our business and financial condition could be materially harmed.

Our management changes may disrupt our business or affect our profitability.

In January 2008, John R. Cooper, our Chief Executive Officer and the Chairman of the Board of Directors, announced his resignation, effective March 31, 2008.  His resignation and the transition to a new chief executive officer could create uncertainty and confusion among our employees, customers, and stockholders.  In addition, the process of identifying Mr. Cooper’s successor could distract us and adversely affect or delay customer purchase decisions or decisions about the strategic direction or our business and raise concerns among our employees, customers, and stockholders, all of which could affect our sales, profitability, or results of operations.

Difficulties encountered during changing economic conditions could adversely affect our results of operations.

Our ability to effectively manage during changing economic conditions will require us to continue to implement and improve our operational, financial, and information systems and internal controls and will likely require additional management personnel.  In addition, we believe that we must continue to develop improved engineering, financial, marketing, sales, and customer service capabilities in order to develop new products and technologies, secure new customers, and effectively serve the evolving needs of present and future customers.  We may not be successful in strengthening these capabilities.  Without adequate management, engineering, financial, product development, marketing, sales, and customer service capabilities, our ability to effectively manage during changing economic conditions, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited.  If we are unable to effectively manage during changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

In the second quarter of 2006, we obtained a $250,000,000 unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  The balance on our line of credit was $95 million as of December 31, 2007.  Interest expense on borrowings and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $80 million, through a well established financial institution.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions.  Our effective tax rates could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, in the valuation of deferred tax assets and liabilities, in tax laws and treaties, or by material audit assessments, which could affect our profitability.  In addition, the amount of income taxes we pay is subject to audit in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Failure to maintain adequate internal systems and effective internal controls over our financial reporting and information systems could result in our management and auditors being unable to certify the effectiveness of our internal controls over financial reporting and information systems, which could harm our business reputation and cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we implement and maintain adequate internal systems and effective internal controls over financial reporting and information systems.  The absence of such controls could have a material adverse effect on our business, financial condition, and results of operations.  In addition, correction of any “significant deficiencies” or “material weaknesses” (as defined under PCAOB guidelines) could require additional remedial measures including hiring additional personnel, which could be costly and time-consuming.  If a significant deficiency or material weakness exists at any year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management and our auditors will be unable to report favorably as to the effectiveness of our control over financial reporting or information systems.  This could result in a loss of investor confidence in the accuracy and completeness of our financial reports and our management, which could result in a decline of our stock price, damage to our business reputation, and potential litigation.

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

Some of our operations use substances regulated under various federal, state, and international laws governing the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites.  Many of our products are subject to various federal, state, and international laws governing chemical substances in products, including those regulating the manufacture and distribution of chemical substances and those restricting the presence of certain substances in electronics products.  We could incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, third-party property damage, or personal injury claims if we were to violate or become liable under environmental laws or if our products become non-compliant with environmental laws.  We also face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances that will apply to specified electronics products put on the market in the European Union as of July 1, 2006 (Restriction of Hazardous Substances Directive) and similar legislation in China and other countries.  The ultimate costs under environmental laws and the timing of these costs are difficult to predict, and liability under some environmental laws relating to contaminated sites can be imposed retroactively and on a joint and several basis.

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

Our stock price may be volatile.

Our stock has experienced significant volatility in price, in particular whenever there has been a difference between our actual financial results and the published expectations of analysts.  We have also experienced changes in our stock price as a result of speculation in the press or investment community about our strategic position, financial position, results of operations, business, or significant transactions or acquisitions.  The stock market in general has experienced price and volume fluctuations that have negatively affected the market price of many publicly-held companies in ways seemingly unrelated to the actual operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

Our world-wide headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, manufacturing, and distribution facilities, is located in Huntsville, Alabama, on a 35-acre tract of land owned by us in Cummings Research Park.

Our Redmond, Washington facility, which consists of approximately 82,000 square feet of leased space in an industrial office building, contains administrative, sales, marketing, research and development, and distribution operations and is leased through March 2009.  The base rent under the lease is approximately $775,000 per year, plus taxes, insurance, and maintenance of approximately $200,000 per year.

Our LANDesk facility in Salt Lake City, Utah, consists of approximately 71,000 square feet in an office building, and contains administrative, sales, marketing, and research and development operations.  The current base rent under the lease is approximately $1,062,000 per year, plus taxes, insurance, and maintenance of approximately $433,000 per year and is leased through July 2014.

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

Item 3.  Legal Proceedings.

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding was commenced against us in the TFS bankruptcy case in an effort to disallow our claim in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs from us. .For purposes of discovery, the matter was been consolidated with a separate matter between TFS and TopSearch Printed Circuits (HK), Ltd., pending in the United States District Court for the District of Arizona.  A mediation session was held in October 2007 and concluded without resolution, and the District Court subsequently severed the two matters.  TFS’ claim against us is now back in the Bankruptcy Court and discovery is currently underway.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office (the “PTO”).  That re-examination is currently underway.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals, and discovery is currently underway.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted, and we have appealed that ruling to the Federal Circuit Court of Appeals.  Oral arguments were held in February 2008.

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc.  The complaint alleges infringement of a Gemini patent through the sale of a LANDesk product.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Avocent Corporation was dismissed from the lawsuit in January 2008, and we have made a claim for indemnification against the LANDesk escrow account.

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

	High	Low
Quarter ended December 31, 2007	$35.68	$21.50
Quarter ended September 28, 2007	$31.82	$26.17
Quarter ended June 29, 2007	$29.96	$23.73
Quarter ended March 30, 2007	$35.64	$26.25

Quarter ended December 31, 2006	$38.50	$29.37
Quarter ended September 29, 2006	$31.71	$23.82
Quarter ended June 30, 2006	$34.40	$21.98
Quarter ended March 31, 2006	$34.86	$27.15

As of February 15, 2008, Avocent had approximately 10,510 stockholders including 260 stockholders of record and 10,250 stockholders in nominee name.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ US Index and (ii) the NASDAQ Computer Index for the period beginning January 1, 2003, and ending on December 31, 2007.  The graph assumes that $100 was invested at a per share price of $22.22 on January 1, 2003, the closing price on December 31, 2002, and the reinvestment of any dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Avocent Corporation. The NASDAQ Composite Index

And The NASDAQ Computer Manufacturers Index

* $100 Invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07

AVOCENT CORPORATION	100.00	164.36	182.76	122.37	152.34	104.91
NASDAQ STOCK MARKET (U.S.)	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ COMPUTER MFG’S	100.00	162.04	170.46	159.04	197.20	247.15

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

Dividend Policy

We have not declared or paid any cash dividends in the past, and for the foreseeable future, we expect to retain earnings to finance the expansion and development of our business.  The payment of dividends is within the discretion of our Board of Directors and will depend on, among other factors, our earnings, capital requirements, and operating and financial condition.

Equity Compensation Plan Information

Please see Item 12 of this Annual Report on form 10-K for disclosures relating to our equity compensation plans.  Such information is incorporated by reference from our 2008 proxy statement.

Recent Purchases of Treasury Stock

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the program’s initial approval through December 31, 2007, our Board has authorized a total of 15 million shares to be repurchased, including 2 million additional shares approved by our Board in February 2007 and 3 million approved in November 2007.  The plan has no expiration date.  Details of purchases under the plan during 2007 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2007 — January 26, 2007	—	$—	9,813,733	186,267
January 27, 2007 — February 23, 2007	186,267	$35.03	10,000,000	2,000,000
February 24, 2007 — March 30, 2007	300,000	$29.71	10,300,000	1,700,000
Quarter ended March 30, 2007	486,267	$31.75

March 31, 2007 — April 27, 2007	100,000	$24.93	10,400,000	1,600,000
April 28, 2007 — May 25, 2007	—	$—	10,400,000	1,600,000
May 26, 2007 — June 29, 2007	—	$—	10,400,000	1,600,000
Quarter ended June 29, 2007	100,000	$24.93

June 30, 2007 — July 27, 2007	200,000	$29.11	10,600,000	1,400,000
July 28, 2007 — August 24, 2007	100,000	$27.16	10,700,000	1,300,000
August 25, 2007 — September 28, 2007	—	$—	10,700,000	1,300,000
Quarter ended September 28, 2007	300,000	$28.46

September 29, 2007 — October 26, 2007	100,000	$28.77	10,800,000	1,200,000
October 27, 2007 — November 23, 2007	1,300,000	$25.24	12,100,000	2,900,000
November 24, 2007 — December 31, 2007	600,000	$24.83	12,700,000	2,300,000
Quarter ended December 31, 2007	2,000,000	$25.30
Year ended December 31, 2007	2,886,267	$26.70

In January 2008, our Board authorized the purchase of an additional 4 million shares under the program.  These additional shares are not included in the table above.  We purchased an additional 3 million shares at an average cost of $16.03 from January 1, 2008 through February 15, 2008.

Item 6.  Selected Financial Data.

(Amounts in thousands, except per share data and amounts in note (1) below.)

	2007	2006	2005	2004	2003
Net sales	$600,875	$519,195	$369,888	$365,255	$304,238
Net income (1)	$45,929	$45,532	$48,349	$18,040	$38,547
Basic net income per share	$0.91	$0.94	$0.98	$0.37	$0.83
Diluted net income per share	$0.90	$0.92	$0.96	$0.36	$0.81
Total assets	$1,078,433	$1,158,854	$773,751	$770,781	$660,763
Unsecured bank line of credit	$95,000	$150,000	$—	$—	$—

(1)                               For the periods presented, we recognized pre-tax charges for acquired in-process research and development expenses for the following acquisitions: $3.9 million for Soronti, Inc. in 2003; and $6.5 million for Crystal Link Technologies, $21.7 million for OSA Technologies, Inc. and $1.1 million for Sonic Mobility Inc. in 2004; $2.1 million for Cyclades Corporation and $18.6 million for LANDesk Group Limited in 2006 (see Note 3 to the consolidated financial statements).

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management, endpoint security, and service management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT resources.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

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

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our products on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our OEM customers accounted for 35% of sales in 2007, 40% in 2006, and 48% in 2005.  Sales to our branded customers accounted for 65% of sales in 2007, 60% in 2006, and 52% in 2005.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers and accounted for 52% of sales in 2007, 56%  in 2006, and 64% in 2005.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 56% of sales in 2007 and 57% in both 2006 and 2005.  Sales outside of the United States accounted for 44% of sales in 2007 and 43% in both 2006 and 2005.  Outside the United States, no other country accounted for more than 10% of 2007, 2006, or 2005 sales.

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

We experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, general economic conditions are not predictable, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and restricted shares and continue to vest in additional options and shares on a regular basis.  These officers and directors have informed us that they have sold, and may sell, additional shares of our common stock to provide liquidity and diversify their portfolios.  Additionally, many of the stock options previously granted to employees are now fully vested.  During 2006 and 2007 our Board of Directors granted both time-based and performance-based restricted stock units (RSUs) with two and three year vesting periods.  We did not meet the financial objectives established for the performance-based share units granted in 2007.  Therefore, these grants were not earned, and no expense was recognized in 2007 for these performance-based RSUs.

During the first quarter of 2007, we merged our Embedded Software and Solutions Division into our Management Systems Division and our Mobile Technologies Division into our LANDesk Division.  During 2007, we had the following four divisions:

•                                          Management Systems Division, which includes our branded and OEM KVM, embedded software, serial console, power control, and management appliance businesses;

•                                          LANDesk Division, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise;

•                                          Connectivity and Control Division, which focuses on expanding the markets for our serial, extension, and wireless broadcast, point of sale, and audio-visual products; and

•                                          Desktop Solutions Division, which develops new technologies to enable desktop over IP solutions, including blade computers.

Our largest division on a revenue basis, the Management Systems Division, contributed 77% of our consolidated net revenue in 2007, 89% in 2006, and 95% in 2005.  LANDesk, our newest division acquired in August 2006, contributed 18% of our consolidated net revenue in 2007 and 8% of net revenue to 2006 for the four months it was part of Avocent.  LANDesk revenue is heavily weighted toward the end of each quarter, with as much as 60% of a quarter’s revenue recorded in the third month.  LANDesk 2006 results included revenue from both September and December, the third month of our third and fourth quarters.  As a result, LANDesk revenue as a percent of total sales did not increase from 2006 to 2007 as might be expected.  The other divisions and unallocated revenue comprised the remaining 5% of our consolidated net revenues in 2007, 4% in 2006 and 5% in 2005.  See Note 16 in the notes to the consolidated financial statements contained in Item 8 of this document.

In the first quarter of 2008, we discontinued our Desktop Solutions Division and transferred some of its personnel and a portion of its technology into the Management Systems Division.  We believe our remaining divisions allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.

Results of Operations

Our consolidated statements of income, stockholders’ equity, and cash flows reflect the results of acquired companies from the respective dates of acquisition.  The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Years Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	36.9	38.0	40.8
Gross profit	63.1	62.0	59.2
Operating expenses:
Research and development expenses	14.6	12.3	15.4
Acquired in-process research and development expense	—	4.0	—
Selling, general and administrative expenses	34.7	28.6	24.4
Acquisition integration expenses	—	0.8	—
Amortization of intangible assets	5.4	4.4	5.0
Total operating expenses	54.7	50.1	44.8
Income from operations	8.4	11.9	14.4
Income from settlement of lawsuit	—	—	1.4
Net investment income	0.6	1.6	2.5
Net realized investment losses	—	(0.1)	(0.1)
Interest expense	(1.3)	(0.6)	—
Other expense, net	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	7.6	12.7	18.1
Provision for income taxes	—	3.9	5.0
Net income	7.6%	8.8%	13.1%

Years Ended December 31, 2007 and 2006   ($ Data in all tables presented in 000’s)

Net sales.  Our net sales consist of sales of keyboard, video, and mouse (KVM) console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance agreements, serial connectivity devices, wireless extension products, IPMI, extension, remote access and management products and technologies, and royalties from licensing our intellectual property.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Net sales, customer distribution:
Branded	$393,799	65%	$311,885	60%
OEM	207,076	35%	207,310	40%

	$600,875	100%	$519,195	100%

The increase in our net sales in 2007 resulted directly from the contribution of revenue from our Cyclades acquisition, completed March 30, 2006, and our LANDesk acquisition, completed August 31, 2006, which was partially offset by a decline in revenue from our traditional legacy Avocent products.  Within our customer distribution channels, our branded sales (including LANDesk branded sales) increased 26% from 2006 to 2007, while our OEM sales remained flat from 2006 to 2007.  A significantly smaller portion of LANDesk business comes from OEM customers compared to Avocent’s historical customer base, which also explains the change in the percentage mix of our sales.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Divisional net sales:
Management Systems Division	$463,609	77%	$460,178	89%
LANDesk Division	111,906	18%	40,368	8%
Other business units	22,633	4%	16,658	3%
Corporate and unallocated	4,601	1%	3,677	1%
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)	—	(1,686)	(1)%

	$600,875	100%	$519,195	100%

From a divisional perspective, revenue from our Management Systems Division increased slightly from 2006 to 2007.  The slight increase is primarily due to the inclusion of a full year of Cyclades revenue in 2007 compared with three quarters of Cyclades revenue in 2006, which was offset somewhat by a decline in sales of our legacy Avocent products.  Revenue within the Management Systems Division is comprised primarily of our traditional KVM products, our serial management products, and our embedded software and solutions.  Within our Management Systems Division, revenues from our traditional KVM business and serial management products were slightly up in 2007, but we experienced lower than expected KVM and serial revenues in the fourth quarter of 2007 as a result of slowness in our North American branded business.  Revenue from our embedded software and solutions product line, which includes our embedded KVM and IPMI solutions and the Agilent product line acquired in the first quarter of 2006, decreased slightly in 2007 from 2006.  This was primarily due to the declining sales of the Agilent RMB product (acquired in March 2006) as it nears the end of its product life cycle.  Revenue by product line for our Management Systems Division for the years ended December 31,  2007 and 2006 are as follows:

	Years ended December 31,
	2007	2006
Management Systems Division (MSD) net revenue:
KVM	$354,876	$352,402
Serial management	49,603	46,534
Embedded software and solutions	32,983	33,766
Other	26,147	27,476
Total MSD net revenue	$463,609	$460,178

The LANDesk Division’s revenue and bookings are comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support agreements related to LANDesk Management Suite.  LANDesk was acquired in August 2006, which explains the large increase in revenues from 2006 to 2007 as we recorded a full year of revenue in 2007 compared to four months of revenue in 2006.  Our LANDesk Division’s growth in bookings has come primarily from the subscription-based revenue, outpacing the growth in license-based revenue.  This change in mix has an impact on the revenue we recognize because subscription and maintenance revenue is deferred and amortized over the subscription term.  The growth in subscription and maintenance revenue also results in an increase to deferred revenue recorded on the balance sheet.  Deferred revenue increased to $66.1 million at December 31, 2007 from $54.5 million at December 31, 2006.  Revenue by product line for our LANDesk Division for the years ended December 31,  2007 and 2006 was as follows:

	Years ended December 31,
	2007	2006
LANDesk Division net revenue:
Licenses and royalties	$42,514	$20,545
Maintenance and services	45,911	13,319
Subscription revenue	23,481	6,504
Total LANDesk net revenue	$111,906	$40,368

Our other business units, which are more entrepreneurial in nature, continue to focus on product development and creating markets for those products already developed.  Combined, these business units grew 36% from 2006 to 2007.

International sales grew 20% in 2007 from 2006, while sales within the United States grew 13% in 2007 from 2006.  Having a full year revenue contribution in 2007 from our Cyclades and LANDesk acquisitions, compared to only a partial year in 2006, contributed to our revenue growth in both the U.S. and internationally.  However, the decline in North America branded sales experienced in the fourth quarter of 2007 somewhat offset the growth we experienced in the United States for the prior three quarters of 2007.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Net sales, geographical distribution:
United States	$333,915	56%	$295,825	57%
International	266,960	44%	223,370	43%

	$600,875	100%	$519,195	100%

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services.

	Years ended December 31,
	2007	Gross Margin %	2006	Gross Margin %
Management Systems Division	$280,166	60.4%	$281,216	61.1%
LANDesk Division	98,724	88.2%	36,853	91.3%
Other business units	8,459	37.4%	5,647	33.9%
Corporate and unallocated	4,530		3,319
Intangible amortization – LANDesk software	(10,985)		(3,577)
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)	—	(1,686)
Gross profit dollars and margin %	$379,020	63.1%	$321,772	62.0%

The improvement in gross margin resulted primarily from the added sales of software with related service and maintenance revenue from our LANDesk acquisition.  The gross margins for the LANDesk products are typically in the high 80% range.  The LANDesk contribution to increased gross margin was partially offset by the additional costs included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to developed technology and internally developed software for resale.  We recorded $11.0 million of amortization of intangibles in cost of goods sold in 2007 and $3.6 million in 2006.  As a result of the timing of the acquisition in August 2006, we recorded four months of intangible amortization in 2006 and a full year in 2007.

Operating expenses.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales

Research and development expense	$87,888	14.6%	$63,866	12.3%
Acquired in-process research and development expense	—	—	20,700	4.0%
Selling, general, and administrative expense	208,783	34.7%	148,345	28.6%
Acquisition integration expenses	—	—	3,904	0.8%
Amortization of intangible assets	32,162	5.4%	23,049	4.4%

Total operating expenses	$328,833	54.7%	$259,864	50.1%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  The increase in research and development expense is due primarily to having a full year impact of additional costs from the Cyclades and LANDesk acquisitions in 2007 compared to a partial year impact in 2006.  LANDesk research and development costs were $26.9 million in 2007 compared to $9.4 million in 2006.  Continued investments in target projects to expand and enhance our existing products also contributed to the increase in 2007 from 2006.

Acquired in-process research and development expense.  There were no acquired in-process research and development expenses during 2007.  Acquired in-process research and development expenses in 2006 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $2.1 million for Cyclades and $18.6 million for LANDesk.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  The increase in selling, general and administrative expenses is primarily related to increased headcount and associated costs as a result of the acquisitions of Cyclades and LANDesk we completed during 2006 as we recorded a full year of these costs in 2007 versus a partial year of these expenses in 2006.  LANDesk selling general and administrative costs were $65.5 million in 2007 compared to $21.7 million in 2006.  We also experienced higher costs as a result of increased equity-based compensation costs, which were $3.4 million higher in 2007 than 2006, as detailed in the table below.  In addition, we paid disproportionately higher commissions to LANDesk sales personnel compared to the increase in revenue as a result of higher bookings of new products sales.  A substantial portion of the revenue associated with bookings is deferred, while the commissions are paid at the time of booking.  We also selectively increased our participation in targeted marketing programs and events during 2007, which added to our increased costs.

Acquisition integration expenses.  There were no acquisition integration expenses incurred during 2007.  We recorded acquisition integration expenses in 2006 related to costs associated with the integration of Cyclades into Avocent.  These costs also include severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the year.

Amortization of intangible assets.  Amortization in 2007 includes primarily the amortization of the identifiable intangible assets created as a result of OSA, Sonic Mobility, Cyclades, and LANDesk acquisitions.  Amortization in 2006 includes primarily the amortization of the identifiable intangible assets created as a result of Equinox, 2C, Soronti, Crystal Link, OSA, Sonic Mobility, Cyclades, and LANDesk acquisitions.  The increase in amortization expense relates primarily to a full year of amortization in 2007 compared to a partial year in 2006 for the identifiable intangible assets recorded in the acquisitions of Cyclades and LANDesk.

Stock Compensation.  We record stock compensation expense based on the department in which an employee works.  Stock compensation expenses for 2007 and 2006 were as follows:

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Stock compensation:
Cost of sales	$1,134		$978
Research and development expense	5,825		4,302
Selling, general and administrative expense	12,682		9,307

	$19,641	3.3%	$14,587	2.8%

We began granting restricted stock units (RSUs) in 2006 and granted additional RSUs in 2007.  Compensation expense for these grants is recognized over the vesting periods, and these grants typically have two or three year vesting periods.  The increase in stock compensation is the result of the additional grants made in 2007.  For 2007, we recorded expense for RSUs granted in both 2006 and 2007, while in 2006 we recorded expense for RSUs granted in 2006.

Net investment income.  Net investment income declined from $7.8 million in 2006 to $3.8 million in 2007.  The decrease in investment income in 2007 was the result of lower cash and investments due to funding the purchase of Cyclades late in the first quarter of 2006 and the cash component of the LANDesk acquisition in the third quarter of 2006, continued purchases of treasury shares, and repayments of our line of credit.

Interest expense.  Interest expense was $8.1 million in 2007 and $3.6 million in 2006.  Interest expense results from our borrowings under our $250 million unsecured line of credit obtained in 2006, which we used to finance a portion of the LANDesk acquisition and purchase treasury shares.  We had a full year of outstanding debt in 2007 versus a partial year in 2006.

Provision for income taxes.  The provision for income taxes was a benefit of $148,000 in 2007 compared to a provision of $20.2 million in 2006.  The effective tax rate in 2007 was approximately (0.32%), compared to an effective tax rate of approximately 30.7% in 2006.  As discussed in Note 10 to the consolidated financial statements, the decrease in the effective tax rate was primarily due to the recognition of a $6.5 million tax benefit attributable to the LANDesk acquisition for previously expensed in-process R&D of $18.6 million and a change in our mix and amount of pre-tax profit among our U.S. and international companies.  The tax benefit resulted from elections made in the second quarter of 2007 under Internal Revenue Code Section 338(g) related to previously expensed in-process R&D that until the elections were made was nondeductible for U.S. tax purposes.  Deferred tax liabilities have also been adjusted as a result of these elections.

Net income.  Net income in 2007 was $45.9 million compared to $45.5 million in 2006, as a result of the above factors.  Net income as a percentage of sales for 2007 was 7.6%, compared to 8.8% for 2006.

Years Ended December 31, 2006 and 2005   ($ Data in all tables presented in 000’s)

Net sales.  Our net sales consist of sales of KVM console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance agreements, serial connectivity devices, wireless extension products, IPMI, extension, and remote access and management products and technologies, and royalties from licensing our intellectual property.

	Years ended December 31,
	2006	% of Sales	2005	% of Sales
Net sales, customer distribution:
Branded	$311,885	60%	$191,901	52%
OEM	207,310	40%	177,987	48%

	$519,195	100%	$369,888	100%

The increase in sales in 2006 resulted directly from the contribution of revenue from our Cyclades acquisition, completed March 31, 2006, our LANDesk acquisition, completed August 31, 2006, and increased revenue from our traditional products.  Branded sales increased 63% from 2005 to 2006.  OEM sales grew 16% from 2005 to 2006.  OEM sales were 40% of sales in 2006, compared to 48% of sales in 2005.  The Cyclades and LANDesk businesses have a significantly smaller portion of their sales to OEM customers than Avocent has historically had, which explains the change in the percentage mix of our sales.  The continued growth of our digital product line contributed to our sales growth for 2006.  Sales of our digital products and technologies accounted for $280.4 million or 54% of sales in 2006 compared with $196.7 million or 53% of sales in 2005.

	Years ended December 31,
	2006	% of Sales	2005	% of Sales
Divisional net sales:
Management Systems Division	$460,178	89%	$352,095	95%
LANDesk Division	40,368	8%	—	—
Other business units	16,658	3%	14,532	4%
Corporate and unallocated	3,677	1%	3,261	1%
Amortization of fair value adjustment to LANDesk deferred revenue	(1,686)	(1)%	—	—

	$519,195	100%	$369,888	100%

From a divisional perspective, revenue from our Management Systems Division, increased 31%  in 2006 from 2005.  Revenue within Management Systems is comprised primarily of our traditional KVM business, our serial management products, and our embedded software and solutions.  Within our Management Systems Division, revenue from our traditional KVM products increased $40.7 million in 2006 from 2005.  Revenue from our serial management products, consisting mostly of our Cyclades products, increased $42.4 million in 2006 from 2005.  Revenue from our embedded software and solutions products includes our embedded KVM and IPMI solutions and the Agilent product line acquired in the first quarter of 2006.  The increase in revenue was attributed primarily to the increased contribution of the embedded KVM solutions as adoption of these platforms by our OEM customers increases and to the Agilent product line.  Sales by product line for our Management Systems Division for the years ended December 31,  2006 and 2005 were as follows:

	For the years ended
	December 31, 2006	December 31, 2005
Management Systems Division (MSD) net revenue:
KVM	$352,402	$311,734
Serial Management	46,534	4,124
Embedded software and solutions	33,766	21,882
Other	27,476	14,355
Total MSD net revenue	$460,178	$352,095

The LANDesk Division resulted from our LANDesk acquisition on August 31, 2006.  LANDesk’s revenue and bookings were comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily LANDesk Security Suite product and from maintenance support agreements related to LANDesk Management Suite, with the growth in bookings from the subscription-based revenue outpacing the license-based revenue.  This change in mix has an impact on revenue recognized as subscription revenue is deferred and amortized over the subscription term.  Revenue by product line for our LANDesk Division for the years ended December 31,  2006 and 2005 are as follows:

	For years ended
	December 31, 2006	December 31, 2005
LANDesk Division net revenue:
Licenses and royalties	$20,545	$—
Maintenance and services	13,319	—
Subscription revenue	6,504	—
Total LANDesk net revenue	$40,368	$—

Our other business units, which are more entrepreneurial in nature, continued to focus on product development and creating markets for those products already developed.  Combined, these business units grew from $14.5 million in revenue during to 2005 to $16.7 million in revenue during 2006.

Both International and U.S. sales increased 40% from 2005 to 2006.  The Cyclades and LANDesk acquisitions and increased sales of our digital products were again the primary drivers for our revenue growth in both the U.S. and internationally.

	Years ended December 31,
	2006	% of Sales	2005	% of Sales
Net sales, geographical distribution:
United States	$295,825	57%	$210,844	57%
International	223,370	43%	159,044	43%

	$519,195	100%	$369,888	100%

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services.

	Years ended December 31,
	2006	Gross Margin %	2005	Gross Margin %
Management Systems Division	$281,216	61.1%	$209,708	59.6%
LANDesk Division	36,853	91.3%	—
Other business units	5,647	33.9%	5,876	40.4%
Corporate and unallocated	3,319		3,261
Intangible amortization – LANDesk software	(3,577)		—
Amortization of fair value adjustment to LANDesk deferred revenue	(1,686)		—
Gross profit dollars and margin %	$321,772	62.0%	$218,845	59.2%

This increase in gross margins resulted from the following factors:

•                 A shift in revenue mix toward our higher margin digital and serial products from our lower margin analog products (sold through our Management Systems Division);

•                 Added sales from our LANDesk acquisition, whose products are primarily software with related service, support, and maintenance revenue;

•                 Added sales from our Cyclades branded products, which are sold primarily through our branded channel and, as a result, have a higher gross margin; and

•                 Increased revenue from our embedded solutions, which have higher margins than our traditional KVM products (sold through our Embedded Software and Solutions Division).

These increases to gross margins were somewhat offset by these factors:

•                 An additional $3.6 million of costs included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to developed technology and internally developed software for resale;

•                 Additional costs incurred to transition the manufacturing of Cyclades products to Avocent contract manufacturers and transition order fulfillment of Cyclades products to Avocent facilities, which will result in cost savings; and

•                 Additional product costs from implementing recent environmental regulations, particularly in Europe.

Operating expenses.

	Years ended December 31,
	2006	% of Sales	2005	% of Sales

Research and development expense	$63,866	12.3%	$56,885	15.4%
Acquired in-process research and development expense	20,700	4.0%	—	—
Selling, general, and administrative expense	148,345	28.6%	90,354	24.4%
Acquisition integration expenses	3,904	0.8%	—	—
Amortization of intangible assets	23,049	4.4%	18,509	5.0%

Total operating expenses	$259,864	50.1%	$165,748	44.8%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  The increase in the amount spent on research and development is due to the additional costs from the Cyclades and LANDesk acquisitions, including costs related to the Cyclades product integration efforts and the inclusion of equity-based compensation in 2006, following our adoption of SFAS 123R on January 1, 2006.  LANDesk research and development costs were $9.4 million for the four months in 2006 following the acquisition.  The additional costs from the acquisitions were partially offset by reduced headcount and certain research and development site closings undertaken during the second half of 2005.  As previously stated, we continue to believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position.

Acquired in-process research and development expense.  Acquisition related expenses in 2006 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $2.1 million for Cyclades and $18.6 million for LANDesk.  There were no acquired in-process research and development expenses during 2005.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel costs for administration, finance, information systems, human resources, sales and marketing and general management, certain merger and acquisition related expenses, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses and related travel costs.  The increase in selling, general and administrative expenses is primarily related to increased headcount as a result of the acquisitions we completed during 2006.  We also experienced higher costs as a result of expensing equity-based compensation awards in 2006 and adding Cyclades and LANDesk’s selling, general and administrative expenses.  LANDesk selling general and administrative costs were $21.7 million for the four months in 2006 following the acquisition.  However, these higher costs were somewhat offset by the savings resulting from our Cyclades integration efforts later in 2006.

Acquisition integration expenses.  We recorded acquisition integration expenses in 2006 related to costs associated with the integration of Cyclades people, processes, and products into Avocent.  These costs also included severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the year.  There were no such charges incurred during 2005.

Amortization of intangible assets.  Amortization in 2006 primarily included the amortization of the identifiable intangible assets created as a result of Equinox, 2C, Soronti, Crystal Link, OSA, Sonic Mobility, Cyclades, and LANDesk acquisitions.  Amortization in 2005 was primarily comprised of the amortization of the identifiable intangible assets created as a result of Equinox, 2C, Soronti, Crystal Link, OSA, and Sonic Mobility acquisitions.  The increase in amortization expense primarily related to the intangible assets recorded in the acquisitions of Cyclades and LANDesk.

Stock Compensation.  We adopted SFAS 123 (revised 2004), Share-Based Payments, on January 1, 2006 and as a result recorded stock compensation expense for all share-based payment awards made to employees and directors, including grants of employee stock options, restricted stock units, and performance-based restricted stock units, based on estimated fair values.  The compensation expense is recorded in each line of our consolidated financial statements based on the department in which an employee works.  The stock compensation in 2005 related to the amortization of deferred compensation recorded as a result of assumed options from acquisitions.

	Years ended December 31,
	2006	% of Sales	2005	% of Sales
Stock compensation:
Cost of sales	$978		$—
Research and development expense	4,302		1,138
Selling, general and administrative expense	9,307		876

	$14,587	2.8%	$2,014	0.5%

Income from settlement of lawsuit.  As a result of the settlement of a patent infringement lawsuit brought by Avocent against Raritan Computer Inc., we recognized $5.0 million of income in 2005, comprised entirely of the payment we received in the second quarter of 2005.  The terms of the settlement provided for an initial payment of $5.0 million related to past product sales by Raritan, with quarterly revenue payments over five years based on Raritan’s sales of covered products.

Net investment income.  Net investment income declined from $9.2 million in 2005 to $7.8 million in 2006.  The decrease in investment income in 2006 was the result of lower cash and investments due to funding the purchase of Cyclades in the first quarter of 2006 and the investment of the remaining funds in shorter term investments in order to have cash on hand to fund the cash component of the LANDesk acquisition (which was paid in the third quarter of 2006) as well as fund the purchase of treasury shares under our stock buyback program.

Interest expense.  Interest expense was $3.6 million in 2006.  There were no such expenses in 2005.  Interest expense results from our borrowings under our $250 million unsecured line of credit obtained in 2006, which we used to finance a portion of the LANDesk acquisition.

Provision for income taxes.  The provision for income taxes was $20.2 million in 2006 compared to $18.7 million in 2005.  The effective tax rate in 2006 was approximately 30.7%, compared to an effective tax rate of approximately 27.9% in 2005.  The increase in our effective tax rate over that of 2005 is primarily due to $20.7 million of in-process research and development for the LANDesk and Cyclades acquisitions which was immediately expensed upon purchase.  These items were not expected to be deductible for tax purposes and therefore increased the effective tax rate.  The increase in provision for income taxes was also partly the result of the change in mix of our pre-tax profit among our U.S. and international companies and the Company recognized $1.2 million in valuation allowances on certain deferred tax assets.  Additionally, the Irish statutory tax rate on manufactured goods increased from 10% to 12.5% on January 1, 2006.  The increases were partially offset by decreases in the effective tax rate attributable to employee stock option exercises, tax exempt income from investment securities, and the U.S. research credit.

Net income.  Net income in 2006 was $45.5 million compared to $48.3 million in 2005, as a result of the above factors.  Net income as a percentage of sales for 2006 was 8.8%, compared to 13.1% for 2005.

Liquidity and Capital Resources

As of December 31, 2007 our principal sources of liquidity consisted of approximately $111 million in cash, cash equivalents, and investments.  We also have a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  We plan to use borrowings under the line of credit to continue funding the purchase of shares in 2008 under our stock repurchase program and for strategic acquisitions of technologies or companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.  The line of credit currently bears an interest rate of LIBOR plus 70 basis points.  There was $95 million outstanding under the line of credit as of December 31, 2007.  We classify the entire obligation as long term as it carries a five year term and has no payment schedule.  We expect to repay the borrowings from future cash flows from operations.  A summary of our cash flows is as follows:

	For the years ended
	December 31, 2007	December 31, 2006	December 31, 2005
Total cash provided by (used in):
Operating activities	$139,791	$65,701	$70,986
Investing activities	8,352	(51,132)	2,033
Financing activities	(126,013)	(67)	(51,188)
Effect of exchange rate changes on cash	1,752	374	(130)
Increase in cash and cash equivalents	$23,882	$14,876	$21.701

Our operating activities produced significant positive cash flow in 2007 and were primarily the result of the reductions in our inventories and accounts receivable balances.  Inventories decreased $11.7 million from December 31, 2006 to December 31, 2007.  The decrease in inventory was primarily the result of actions of our operations group to concentrate on reducing inventory levels throughout 2007, after having added inventory related to the transition of Cyclades manufacturing to our contract manufacturers in 2006.  As a result of the decreased inventories, our inventory turns increased to 6.6 in 2007 from 5.1 in 2006.  Our net accounts receivables balance decreased by $16.6 million from December 31, 2006 to December 31, 2007, as a result of lower sales during the latter part of the fourth quarter 2007 and due to improved cash collections at each of our locations during 2007, specifically at LANDesk.  This resulted in an improvement in our Days Sales Outstanding (DSO) at the end of 2007 to 64 days from 69 days at the end of 2006.  Our payables increased slightly as we continue to focus on reducing our outstanding debt under our line of credit, while monitoring the payment of accounts payable to ensure timely payments of our payables.

Our investing activities produced $8.4 million of positive cash flow in 2007, primarily as we converted matured investments to cash for use in paying down our borrowings under the outstanding line of credit and for purchase of our treasury shares.  Our investing activities in 2006 included cash payments related to our acquisitions of Cyclades and LANDesk.

Our financing activities used the cash provided by operations and investing activities to repay a portion of our line of credit and purchase treasury shares as previously mentioned.  We repurchased 2.9 million shares of our common stock during the year ended December 31, 2007 at a cost totaling $77.1 million.  These treasury shares were purchased on the open market through various brokers under the stock repurchase program approved by our Board of Directors.  As of December 31, 2007 we had repurchased 12.7 million shares under the program since the initial approval of the program in 2004.  Following our Board’s approval of an additional 4 million shares for this program in January 2008, we are authorized to repurchase a total of 19 million shares under this program.  Through February 15, 2008, we purchased an additional 3 million shares subsequent to December 31, 2007 and expect to continue to repurchase shares from time to time.

We repurchased 7.0 million shares of our common stock during the year ended December 31, 2006 at a cost totaling $188.3 million.  These treasury shares were purchased on the open market through various brokers under the stock repurchase program approved by our Board of Directors.  As of December 31, 2006 we had repurchased 9.8 million shares under the program since the initial approval of the program in 2004.  In August 2006, we re-issued approximately 7.1 million shares of the repurchased stock above in conjunction with the LANDesk acquisition.

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

The following table sets forth annual payments we are required to make under contractual obligations and other commercial commitments for operating leases and purchases of inventory and services, in thousands, as of December 31, 2007.

	Operating Leases	Purchase Commitments	Long-Term Debt Obligations	Interest and Other	Total

2008	$6,370	$27,338	$—	$13,649	$47,357
2009	5,195	—	—	5,149	10,344
2010	4,149	—	—	5,149	9,298
2011	1,423	—	95,000	2,389	98,812
2012	1,367	—	—	—	1,367
Thereafter	1,366	—	—	—	1,366

Total	$19,870	$27,338	$95,000	$26,336	$168,544

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007.  As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of December 31 , 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $10.7 million of which $8.9 million, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense.  As of December 31, 2007, we had accrued interest payable related to the unrecognized tax benefits of approximately $3.1 million.  Of these liabilities recorded in relation to FIN 48, $8.5 million is included as payable in 2008 in the table above.  (see Note 10 in the notes to the consolidated financial statements in Part II, Item 8).”

We may also use a portion of our cash and investments and our line of credit for strategic acquisitions of technologies and companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.

Non-GAAP Operational Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we present investors with certain non-GAAP operational measures which we use internally to manage our businesses, including net sales, gross profit, operating expenses, and the resulting operating income, income before taxes, operational net income, and operational earnings per share, all of which primarily exclude the effects of amortization and depreciation related to purchase accounting adjustments, stock-based compensation and acquired in-process research and development expenses and includes the amortization of the fair value adjustment to LANDesk deferred revenue related to the purchase accounting adjustment to reduce deferred revenue at the acquisition of LANDesk.  Specifically, we use the following non-GAAP measures:

	For the years ended
Non-GAAP Operational Measures	December 31, 2007	December 31, 2006

Operational net sales	$602,749	$520,881
Operational gross profit	$393,013	$328,012
Operational operating income	$114,876	$126,109
Operational net income	$89,813	$97,145
Operational diluted earnings per share	$1.76	$1.96

•                  The non-GAAP net sales operational measure consists of net sales increased by the pro forma amortization of deferred revenue of LANDesk at the date of acquisition which was reduced to estimated fair value pursuant to purchase accounting under GAAP.  This deferred revenue was completely amortized on a pro forma basis as of the third quarter of 2007.

•                  The non-GAAP gross profit operational measure consists of the non-GAAP net sales operational measure described above, less cost of sales excluding the impact of stock-based compensation and amortization related to purchase accounting adjustments as they relate to cost of sales.

•                  The non-GAAP operating expense operational measure consists of GAAP operating expenses, excluding the impact of stock-based compensation and amortization and depreciation related to purchase accounting adjustments as they relate to the particular operating expense.

•                  The non-GAAP operating income operational measure consists of GAAP operating income adjusted for the non-GAAP operational measures described above.

•                  The non-GAAP net income operational measure consists of GAAP net income, adjusted by the non-GAAP operational measures described above and the tax effects of these non-GAAP operational measures, less the $6.5 million income tax benefit in the third quarter of 2007 related to previously expensed in-process research and development costs that are now deductible for tax purposes plus the income tax benefit realized from deducting the amortization of LANDesk goodwill for tax purposes (which is not amortized under GAAP).

•                  The non-GAAP earnings per share operational measure is calculated by dividing the non-GAAP net income operational measure described above by GAAP weighted average basic and diluted shares outstanding.

We provide the following reconciliations between GAAP and our operational measures:

	For the Year Ended December 31, 2007
	GAAP		Purchase	Non-GAAP
	Financial	Stock-based	Accounting	Operational
	Measures	Compensation	Adjustments	Measures

Operational net sales	$600,875	—	1,874	$602,749
Operational gross profit	$379,020	1,134	12,859	$393,013
Operational operating income	$50,187	19,642	45,047	$114,876
Operational net income	$45,929	15,969	27,915	$89,813
Operational diluted earnings per share	$0.90	0.31	0.55	$1.76

	For the Year Ended December 31, 2006
	GAAP		Purchase	Non-GAAP
	Financial	Stock-based	Accounting	Operational
	Measures	Compensation	Adjustments	Measures

Operational net sales	$519,195	—	1,686	$520,881
Operational gross profit	$321,772	977	5,263	$328,012
Operational operating income	$61,908	14,586	49,615	$126,109
Operational net income	$45,532	9,724	41,889	$97,145
Operational diluted earnings per share	$0.92	0.19	0.85	$1.96

We believe that excluding depreciation and amortization associated with purchase accounting adjustments as well as the tax impact of certain purchase accounting elections for prior acquisitions provides supplemental information and an alternative presentation useful to investors’ understanding Avocent’s core operating results and trends between periods.  Not only are these depreciation and amortization and tax impact adjustments based on amounts assigned in purchase accounting that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

Similarly, we believe that excluding stock-based compensation expense provides supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends, especially when comparing those results on a consistent basis to results for previous periods and anticipated results for future periods.

We also believe that, in excluding stock-based compensation expense and depreciation and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

These non-GAAP operational measures have historically been used as key performance metrics by Avocent’s senior management as they evaluate both the performance of the consolidated financial results as well as those of individual business segments.  These non-GAAP operational measures are reviewed individually as well as in total in measuring our performance against internal and external expectations for the period and the expectations for such key non-GAAP operational measures are the basis for any financial guidance provided by management for future periods.  We believe that the use of each of these non-GAAP financial measures provides enhanced consistency and comparability with our past financial reports, and also facilitates comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their GAAP results.  We provide this information to investors to enable them to perform additional analyses of past, present and future operating performance, compare us to other companies, and evaluate our ongoing financial operations.

We believe that each of these operational measures is useful to investors in their assessment of our operating performance and the valuation of our company.  Adjusted net sales, gross profit, operating expenses and income, operational income before taxes, operational net income, and operational earnings per share are significant measures used by management for:

•                                          Reporting our financial results and forecasts to our Board of Directors;

•                                          Evaluating the operating performance of our company;

•                                          Managing and comparing performance internally across our businesses and externally against our peers; and

•                                          Establishing internal operating targets.

These non-GAAP operational measures, including net sales, gross profit, operating income, operational net income, and operational earnings per share are used by Avocent as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness.  These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP.  In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies.  As a result, one should not consider these measures in isolation or as a substitute for analysis of Avocent’s results as reported under GAAP.  We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to operational measures.  We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.  Some of the limitations in relying on our non-GAAP financial measures are:

•                                          The non-GAAP net sales operational measure is a measure which we have defined for internal and investor purposes.  A further limitation associated with this measure is that it includes certain revenues and the related impact on non-GAAP gross profit, operating income, income before taxes, net income, and earnings per share operational measures that impact our GAAP based measures.

•                                          The non-GAAP gross profit, operating income, net income, and earnings per share operational measures are limited in that they do not include the impact of stock-based compensation expense or specific costs and benefits associated with certain purchase accounting adjustments.

We compensate for these limitations by prominently disclosing the reported GAAP results and providing investors with reconciliations from GAAP to the non-GAAP measures in the financial tables above.

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

We generally record royalty revenue from OEMs upon shipment of the related products in which our software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  We generally defer revenue from the sale of extended warranty agreements, software subscriptions, and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  The sales agreements for our hardware products generally include a one-month unconditional return policy.  The license agreements for our software products are generally final, and the license fees are non-refundable.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $5.0 million and $6.0 million at December 31, 2007 and 2006, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

We recognize software revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9).  We derive a portion of our revenue from the license of software products under software license agreements and subscription agreements and from the delivery of professional services and maintenance services.  When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element.  Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services.  Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement.

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

Maintenance and subscription revenue is recognized ratably over the term of the contract, which is generally twelve to thirty six months.  Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis.  Ongoing support is also available under some maintenance agreements.

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $2.5 million and $2.4 million at December 31, 2007 and 2006, respectively.

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

•                                          We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $7.3 million and $5.6 million at December 31, 2007 and 2006, respectively.

•                                          We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $1.9 million and $2.5 million at December 31, 2007 and 2006, respectively.

•                                           We hold investments in various publicly traded debt securities, including corporate bonds.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against these investments in 2007, 2006 or 2005.

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

•                                          Our annual tests for goodwill impairment, performed in the fourth quarters of 2007, 2006 and 2005, determined that no adjustment for impairment was required.  Our testing indicated that the implied fair value of our goodwill exceeded its carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.  If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required.

•                                          We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.  An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2007, 2006, or 2005.

•                                        We account for income taxes using the asset and liability method.  We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and for known tax contingencies.  Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, acquired intangible assets, operating losses and state research credit carryforwards.  We intend to permanently reinvest earnings from our foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have approximately $4.0 million and $4.2 million of valuation allowances recorded against deferred tax assets arising from certain foreign subsidiaries operating losses and certain state research credits at December 31, 2007 and 2006, respectively.  Tax contingencies are recorded to address potential exposures involving tax positions taken that could be challenged by tax authorities.  These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS 157  to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  We will assess the impact of SFAS 141(R) if and when a future acquisition occurs, however the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $80 million, through a well established financial institution.  We also face potential loss arising from increases in interest rates, which could have an adverse impact on the fair value of our investment securities.  Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on our investment portfolio through the investment of available funds.  We diversify our investment portfolio by investing in a variety of highly-rated investment-grade securities and through the use of different investment managers.  Our investment securities portfolio is primarily invested in securities with maturities (or interest rate resets) of one year or less with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.  Market risk, calculated as the potential change in fair value in our investment portfolio resulting from a hypothetical 10% change in interest rates, was not material at December 31, 2007.

In addition, we face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of December 31, 2007, we had three open forward contracts with a fair value of approximately $8,000.

Item 8.  Financial Statements.

Index to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 was effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avocent Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule,  and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006, and the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal 2007.

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

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 21, 2008

Avocent Corporation

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$105,183	$81,301
Investments maturing within one year	5,943	25,864
Accounts receivable, less allowance for doubtful accounts of $2,481 and $2,449 at December 31, 2007 and 2006, respectively	109,851	126,471
Other receivables	10,799	13,365
Inventories	30,103	41,765
Other current assets	4,399	3,904
Deferred tax assets, net	5,928	7,355
Total current assets	272,206	300,025

Investments	—	987
Property and equipment, net	37,298	38,004
Goodwill	584,949	607,488
Other intangible assets, net	167,982	209,674
Deferred tax asset, non-current	13,297	—
Other assets	2,701	2,676
Total assets	$1,078,433	$1,158,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,031	$16,260
Accrued wages and commissions	25,072	25,511
Accrued liabilities	30,630	29,754
Income taxes payable	14,950	17,364
Deferred revenue, current	54,738	44,453
Total current liabilities	145,421	133,342

Unsecured bank line of credit	95,000	150,000
Deferred tax liabilities, net	—	30,377
Deferred revenue, non-current	11,325	10,070
Other non-current liabilities	1,025	1,222
Total liabilities	252,771	325,011

Commitments and contingencies (Note 13 and Note 19)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2007 — 53,910 shares issued and 48,283 outstanding; 2006 — 53,382 shares issued and 50,641 outstanding	54	53
Additional paid-in capital	1,208,674	1,185,114
Accumulated other comprehensive income	2,130	65
Accumulated deficit	(218,719)	(261,971)
Treasury stock, at cost; 2007 — 5,627 shares; 2006 — 2,741 shares;	(166,477)	(89,418)
Total stockholders’ equity	825,662	833,843

Total liabilities and stockholders’ equity	$1,078,433	$1,158,854

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Net sales:
Products and services	$502,007	$464,079	$347,858
Licenses and royalties	98,868	55,116	22,030
Total net sales	600,875	519,195	369,888

Cost of sales:
Products and services	208,329	193,352	151,043
Licenses and royalties	2,541	494	—
Amortization of intangibles related to licenses and royalties	10,985	3,577	—
Total cost of sales (includes stock compensation expense of $1,134, $978 and $0 in 2007, 2006 and 2005, respectively)	221,855	197,423	151,043

Gross profit	379,020	321,772	218,845

Research and development expenses (includes stock compensation expense of $5,825, $4,302 and $1,138 in 2007, 2006 and 2005, respectively)	87,888	63,866	56,885
Acquired in-process research and development expense (Note 3)	—	20,700	—
Selling, general and administrative expenses (includes stock compensation expense of $12,682, $9,307 and $876 in 2007, 2006 and 2005, respectively)	208,783	148,345	90,354
Acquisition integration expenses	—	3,904	—
Amortization of intangible assets	32,162	23,049	18,509

Total operating expenses	328,833	259,864	165,748

Income from operations	50,187	61,908	53,097

Income from settlement of lawsuit	—	—	5,000
Net investment income	3,831	7,825	9,246
Net realized investment losses	—	(254)	(83)
Interest expense	(8,063)	(3,621)	—
Other expense, net	(174)	(166)	(174)

Income before provision for (benefit from) income taxes	45,781	65,692	67,086

Provision for (benefit from) income taxes	(148)	20,160	18,737

Net income	$45,929	$45,532	$48,349

Net income per common share:
Basic	$0.91	$0.94	$0.98

Diluted	$0.90	$0.92	$0.96

Weighted average common shares outstanding:
Basic	50,207	48,548	49,318

Diluted	51,089	49,475	50,254

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

				Accumulated Other	Retained Earnings
	Common Stock		Additional Paid-	Comprehensive	(Accumulated	Deferred	Treasury
	Shares	Amount	In Capital	Income	Deficit)	Compensation	Stock	Total
Balance, December 31, 2004	50,332	50	$1,075,171	$(56)	$(355,852)	$(2,038)	$(3,978)	$713,297
Net income	—	—	—	—	48,349	—	—	48,349
Change in accumulated other comprehensive income	—	—	—	(441)	—	—	—	(441)
Issuances of common stock	1,280	2	25,089	—	—	—	—	25,091
Income tax benefit from exercise of stock options	—	—	4,663	—	—	—	—	4,663
Stock-based compensation	—	—	(24)	—	—	2,038	—	2,014
Purchase of 2,675 shares of treasury stock	—	—	—	—	—	—	(77,651)	(77,651)
Balance, December 31, 2005	51,612	52	1,104,899	(497)	(307,503)	—	(81,629)	715,322
Acquisition of LANDesk Group Limited	—	—	23,408	—	—	—	180,529	203,937
Net income	—	—	—	—	45,532	—	—	45,532
Change in accumulated other comprehensive income	—	—	—	562	—	—	—	562
Issuances of common stock	1,770	1	37,645	—	—	—	—	37,646
Income tax benefit from exercise of stock options	—	—	4,575	—	—	—	—	4,575
Stock-based compensation	—	—	14,587	—	—	—	—	14,587
Purchase of 7,038 shares of treasury stock	—	—	—	—	—	—	(188,318)	(188,318)
Balance, December 31, 2006	53,382	53	1,185,114	65	(261,971)	—	(89,418)	833,843
Implementation of FIN 48	—	—	—	—	(2,677)	—	—	(2, 677)
Adjustment to acquisition of LANDesk Group Limited	—	—	1,435	—	—	—	—	1,435
Net income	—	—	—	—	45,929	—	—	45,929
Change in accumulated other comprehensive income	—	—	—	2,065	—	—	—	2065
Issuances of common stock	528	1	1,669	—	—	—	—	1,670
Income tax benefit from exercise of stock options	—	—	815	—	—	—	—	815
Stock-based compensation	—	—	19,641	—	—	—	—	19,641
Purchase of 2,887 shares of treasury stock	—	—	—	—	—	—	(77,059)	(77,059)
Balance, December 31, 2007	53,910	$54	$1,208,674	$2,130	$(218,719)	$—	$(166,477)	$825,662

	For the years ended
Comprehensive income	December 31, 2007	December 31, 2006	December 31, 2005

Net income	$45,929	$45,532	$48,349
Changes in unrealized gain (loss) on investments, net of tax	91	412	(215)
Changes in unrealized gain (loss) interest rate swap, net of tax	66	(456)	—
Changes in foreign currency translation adjustment	1,908	606	(226)
Total comprehensive income	$47,994	$46,094	$47,908

The unrealized gain on investments in 2006 is net of $165 of realized losses (which is net of $89 tax benefit) that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.  The unrealized loss on investments in 2005 is net of $526 of realized losses (which is net of $284 tax benefit) that are included in net realized investment gains (losses) in the accompanying consolidated statement of income.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$45,929	$45,532	$48,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,690	8,689	7,037
Amortization of intangible assets	43,629	26,626	18,509
Stock-based compensation	19,641	14,587	2,014
Acquired in-process research and development expenses	—	20,700	—
Amortization of premium (discount) on investments	(156)	(213)	934
Net loss on sales of investments	—	254	810
Net loss on sales of fixed assets	404	—	—
Net gain on sale of property held for lease	—	—	(727)
Deferred income taxes	(14,816)	(8,261)	(3,973)
Income tax benefit from exercise of stock options	—	—	4,663
Excess tax benefit from stock-based compensation	(815)	(4,575)	—
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	16,689	(29,696)	(7,763)
Inventories, net	11,697	(13,758)	54
Other assets	1,983	(1,339)	(5,146)
Accounts payable	3,768	(12,387)	3,905
Accrued liabilities, wages and commissions	(439)	8,347	(1,697)
Income taxes, receivable and payable	(3,894)	(4,527)	2,776
Other liabilities	6,481	15,722	1,241
Net cash provided by operating activities	139,791	65,701	70,986
Cash flows from investing activities:
Purchase of LANDesk, net of cash acquired (1)	—	(202,194)	—
Purchase of Cyclades, net of cash acquired	—	(91,982)	—
Purchase of other intangibles	(3,791)	(5,329)	—
Purchases of property and equipment	(9,025)	(4,750)	(3,798)
Proceeds from sale of property held for lease	—	—	1,912
Purchases of available-for-sale investments	(75,512)	(159,799)	(360,839)
Proceeds from maturities and sales of available-for-sale investments	96,680	412,922	364,758
Net cash provided by (used in) investing activities	8,352	(51,132)	2,033
Cash flows from financing activities:
Repayment of short-term debt assumed in acquisitions	—	(1,965)	—
Borrowings (payments) under unsecured line of credit, net	(55,000)	150,000	—
Payment of debt financing costs	—	(2,005)	—
Excess tax benefit from stock-based compensation	815	4,575	—
Proceeds from employee stock option exercises	5,231	37,646	19,059
Proceeds from employee stock purchase plan	—	—	6,032
Purchases of treasury stock (2)	(77,059)	(188,318)	(76,279)
Net cash used in financing activities	(126,013)	(67)	(51,188)

Effect of exchange rate changes on cash and cash equivalents	1,752	374	(130)

Net increase in cash and cash equivalents	23,882	14,876	21,701
Cash and cash equivalents, beginning of year	81,301	66,425	44,724

Cash and cash equivalents, end of year	$105,183	$81,301	$66,425

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$18,562	$26,788	$14,487

Cash paid during the year for interest	$7,273	$2,986	$—

(1) Supplemental disclosure — In addition to the cash paid at the closing, we issued 7,073 shares of our common stock valued at $199,528 to LANDesk shareholders in 2006. The issuance of common stock was recorded as non-cash consideration for the acquisition.

(2) Supplemental disclosure — We recorded the purchase of 50 treasury shares at the end of 2005 for $1,372 and recorded a liability in the same amount as the transaction settled after year-end.  The cash-flow has been adjusted for this non-cash transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

(In Thousands, except per share data)

1.                                      Nature of Business and Basis of Presentation

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT resources.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Cyclades Corporation (“Cyclades”), which was acquired on March 30, 2006 and LANDesk Group Limited. (“LANDesk”), which was acquired on August 31, 2006.

2.                                      Summary of Significant Accounting Policies

Our principal accounting policies are as follows:

Principles of Consolidation — Our consolidated financial statements include all our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents — We consider all highly liquid instruments with an original maturity of three months or less when purchased to be cash equivalents, except that certain investments with original maturities of less than 90 days are classified as short term investments when such investments are a part of our investment portfolio.

Inventories — Raw materials, work in process and finished goods inventories are recorded using the lower of cost or market, with cost being determined using the first-in first-out (FIFO) method.  We use standard costs for material, labor and overhead to value our inventory and review and revise our standards on a quarterly basis. Therefore, inventory costs approximate actual costs at the end of each reporting period.  We write down inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.

Financial Instruments — The carrying amounts reported in the balance sheets for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  Our unsecured bank line of credit bears a variable interest rate; therefore, the carrying value of the debt obligation approximates fair value.  Our interest rate swap and short term forward contracts are reported at fair value in the consolidated financial statements.

Unsecured Bank Line of Credit — We classify the entire obligation under our unsecured line of credit as long term as it carries a five year term and has no payment schedule.

Investments — Our investments consist primarily of bank deposits, corporate bonds, and U.S. government agency securities.  Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes. All investments are classified as available-for-sale securities at December 31, 2007 and 2006.  Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Certain investments with original maturities of less than 90 days are classified as short term investments when such are a part of our investment portfolio.  Realized gains and losses are accounted for on the specific identification method.

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

Long-Lived Assets — We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values. An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2007, 2006 or 2005.

Goodwill — We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to the assets acquired (including other identified intangible assets) and liabilities assumed.  We performed an annual impairment test of goodwill in the fourth quarters of 2007, 2006 and 2005.  The tests conducted during 2007, 2006 and 2005 concluded that there had been no impairment of goodwill and that no adjustments were required (see Note 8).

Allowance for Doubtful Accounts — Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of the credit review. We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required. Our allowance for doubtful accounts was $2,481 and $2,449 at December 31, 2007 and 2006, respectively.

Allowance for Sales Returns — Our hardware sales generally include a one-month unconditional return policy.  We also allow additional rights of return to certain of our distributors, which generally extend the return period to 90 days. We reserve for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $5,016 and $6,038 at December 31, 2007 and 2006, respectively. The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

Liability for Warranty Returns — Our hardware products generally include warranties of one to three years for product defects. We accrue for warranty returns at cost to repair or replace products. We also offer extended warranties to customers and recognize the revenue associated with the extended warranties over the life of the warranty (see Note 9).  The liability for warranty returns totaled approximately $1,854 and $2,486 at December 31, 2007 and 2006, respectively. These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation — On January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  Our consolidated statement of income for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123R.  In accordance with the modified prospective transition method, our consolidated statements of income for prior periods have not been retroactively adjusted to reflect the impact of SFAS 123R.  New awards are valued and accounted for prospectively upon adoption.  Prior outstanding stock option awards that were not fully vested as of January 1, 2006 will be recognized as compensation expense in the consolidated statements of income over their remaining requisite service periods. Prior to the adoption of SFAS 123R, we recorded the intrinsic value of stock-based compensation as expense, in accordance with APB No. 25, as allowed under SFAS No. 123, “Accounting for Stock-based Compensation Expense” (SFAS 123).  Under the intrinsic value method, no stock-based compensation expense had been recorded in our consolidated statements of income prior to January 1, 2006, other than as related to deferred compensation recorded as a result of options assumed upon acquisitions.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model for stock options or using the current share price for awards of restricted stock units.  The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of income.  Stock-based compensation expense recognized in our consolidated statements of income for 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and compensation expense for the stock-based payment awards granted or modified subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Compensation expense for all stock option and time-based restricted stock unit payment awards are recognized using the ratable single-option approach. Compensation expense for performance-based restricted stock unit payment awards is recognized using the FIN 28 traunche-based approach based on an estimate of expected outcomes and is adjusted prospectively as new information about the expected outcome becomes available.  Stock-based compensation expense recognized in our consolidated statements of income for 2007 and 2006 is based on awards ultimately expected to vest; therefore, the expense has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock options on the date of grant under SFAS 123R.  The Black-Scholes Model requires the input of certain assumptions that involve judgment.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our employee stock options.  We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation.  If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact the fair value determination.

We elected to adopt the alternative transition method, as permitted by Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to calculate the tax effects of stock-based compensation pursuant to SFAS 123R for those employee awards that were outstanding upon adoption of SFAS 123R.  The alternative transition method allows the use of simplified methods to calculate the beginning capital-in-excess-of-par pool related to the tax effects of employee stock-based compensation and to determine the subsequent impact of the tax effects of employee stock-based compensation awards on the capital-in-excess-of-par pool and the consolidated statements of cash flows.  Prior to the adoption of SFAS 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows.  SFAS 123R requires cash flows resulting from the tax deductions in excess of the related compensation cost recognized in the financial statements (excess tax benefits) to be classified as financing cash flows.  In accordance with SFAS 123R, excess tax benefits recognized in periods after the adoption date have been classified as financing cash flows.  Excess tax benefits recognized in periods prior to the adoption date are classified as operating cash flows.  The income tax benefits from stock option exercises totaled approximately $815, $4,575, and $ 4,663 for years ended December 31, 2007, 2006, and 2005, respectively.

Concentrations of Customer Base and Credit Risk — The following identifies our customers that exceeded 10% of our sales for the years 2007, 2006 and 2005:

	For the years ended
	December 31, 2007		December 31, 2006		December 31, 2005
Customers greater than 10% of sales:
Dell	$76,990	13%	$71,926	14%	$53,684	15%
Hewlett-Packard	70,341	12%	72,640	14%	73,556	20%
Tech Data	67,642	11%	64,143	12%	38,531	10%
Ingram Micro (1)	—		—		39,289	11%
Total customers greater than 10% of sales:	$214,973	36%	$208,709	40%	$205,060	56%

(1) Sales to this customer were less than 10% of sales in 2007 and 2006.

Sales to these customers are reported primarily through Management Systems Division, but also through our LANDesk Division.  Accounts receivable from these customers represented approximately 27% and 30% of trade receivables at December 31, 2007 and 2006, respectively.  Our top five customers, which include three OEMs and two distributors, accounted for 52% of sales in 2007, 56% in 2006 and 64% in 2005.

We place cash and investments in several high-quality financial institutions and seek to limit the credit exposure from any one institution, issuer or instrument.  We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a notional amount of $80 million, through a well established financial institution.

Income Taxes — We account for income taxes using the asset and liability method. We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and for known tax contingencies. Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, acquired intangible assets, operating losses, goodwill amortized for tax purposes but not GAAP, and state research credit carryforwards.  We intend to permanently reinvest our earnings from foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Tax contingencies are recorded to address potential exposures involving tax positions taken which could be challenged by tax authorities.  These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2.9 million.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.

Foreign Currency — We record transactions denominated in foreign currencies on a monthly basis using the average monthly exchange rate. Assets and liabilities denominated in foreign currencies are translated at the balance sheet dates using the closing rates of exchange between those foreign currencies and the U.S. Dollar with any transaction gains or losses reported in other income (expense). Adjustments from translating financial statements of international subsidiaries are recorded as a separate component of stockholders’ equity.

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in receivables or payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. At December 31, 2007 we had three such contracts outstanding with a fair value of $8.  At December 31, 2006 we had one such contract outstanding with a fair value of zero.

Derivative Instruments and Hedging Activities — We enter into interest rate swap agreements in accordance with our risk management policy to partially reduce risks related to our floating rate line of credit which is subject to changes in the market rate of interest.  We do not use derivative instruments for trading purposes.  We record the fair value of interest rate swap agreements in other assets or liabilities on the consolidated balance sheet.  Changes in the fair value of interest rate swap agreements that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).  Those changes are released from OCI to the consolidated statement of income as interest expense contemporaneously with the earnings effects of the hedged item (the underlying debt agreement).  The settled amount of a swap that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the consolidated statement of income over the term of the underlying debt agreement designated as the hedged item.  Changes in the fair value of interest rate swap agreements that are not effective as hedges are recorded immediately in the consolidated statement of income as interest expense.  We have designated our interest rate swap agreement as a cash flow hedge.  Cash flows from hedging activities are reported in the consolidated statement of cash flows in the same classification as the hedged item, generally as a component of cash flows from income.

Revenue Recognition — We generally record sales of our hardware products upon shipment of the related product, net of any discounts as we generally have no significant post delivery obligations, the product price is fixed or determinable, collection of the resulting receivable is probable, and product returns are reasonably estimable. Product shipments occur upon receipt of a purchase order from a customer. Revenue on products shipped FOB destination is recorded when the customer takes possession of the goods, and revenue on products shipped FOB shipping point is recorded when the goods leave our facilities. Our shipping and handling fees are included in net sales, and the related costs are included in cost of sales in the accompanying consolidated statements of income.

We generally record royalty revenue from OEMs upon shipment of the related products in which our software or firmware is embedded by the OEMs, based upon shipment data provided by the OEMs.  We generally record license revenue from sales of our software upon shipment or electronic transfer of the software.  We generally defer revenue from the sale of extended warranty agreements, software subscriptions, and software support and maintenance agreements.  The deferred revenue is amortized into income on a pro rata basis over the applicable contract lives.

We recognize software revenue in accordance with Statements of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9). We derive revenue from the license of software products under software license agreements and subscription agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element. Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services. Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement. When VSOE of fair value does not exist for all undelivered elements in our multiple element contracts we generally defer revenue related to the entire arrangement until the earlier of the point at which (a) such sufficient VSOE does exist or (b) all elements of the arrangement have been delivered and all other revenue recognition criteria have been met.

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

Revenue from professional services consists of non-recurring engineering, training and implementation services. Non-recurring engineering and implementation service revenue is recognized as the services are performed for time and materials contracts or upon acceptance on fixed price contracts. Training revenue is recognized as the services are performed.

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

Software Development Costs —Development costs for software to be sold, integrated into our other products or otherwise marketed are included in research and development costs and are expensed as incurred. After technological feasibility is established, software development costs are capitalized. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or using the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, through December 31, 2007, we have not capitalized any software development costs.  Certain developed software costs included in other intangible assets as a result of business combinations are amortized as a component of cost of sales in the accompanying statements of income.

Advertising Expense — Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $7,829, $7,807 and $7,517 for the years ended December 31, 2007, 2006 and 2005, respectively.  We participate in cooperative advertising and market development programs with certain resellers, distributors and OEMs.  These programs are used by us to reimburse resellers, distributors and OEMs for the actual costs of certain forms of advertising, and generally allow resellers, distributors and OEMs reimbursement up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

Net Investment Income — Net investment income includes income from interest, dividends, rental property held for lease and accretion of bond premiums and discounts, net of related expenses.

Net Realized Investment Gains (Losses) — Net realized investment gains (losses) include gains (losses) realized upon sales or calls of investments and losses realized on investments when a decline in fair value is determined by management to be other than temporary.

Interest Expense — Interest expense consists of interest and amortization of debt issuance costs related to the bank line of credit, and includes the effects of the Company’s interest rate swap hedge.

Loan Origination Costs —We record costs incurred directly related to obtaining the line of credit in accordance with APB 21, “Interest on Receivables and Payables.”  Under this method, we capitalize loan origination costs and amortize the costs over the life of the agreement under the straight-line method as the related interest expense is not materially different than the expense calculated under the interest method.

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

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications — Certain reclassifications have been made to the prior years consolidated financial statements in order to conform to the 2007 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash used in investing activities or total stockholders’ equity.

Recently Issued Accounting Standards— In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We do not expect the adoption of SFAS 157 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces FAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs, however the application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

See Note 10 for FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS Statement 109” (FIN 48) discussion.

3.            Acquisitions

Cyclades Corporation — On March 30, 2006, we acquired Cyclades Corporation, a privately-held company based in Fremont, California, with additional operations primarily in Sao Paulo, Brazil and Munich, Germany.  Cyclades employed approximately 325 people in 19 locations around the world.  The Cyclades product lines included serial, KVM and power management products.  The acquisition of Cyclades enhances our position in the Linux server and networking infrastructure management market, provides complementary products to our product lines, and allows us to provide customers a more integrated platform for managing their IT infrastructure.  The results of Cyclades’ operations have been included in the consolidated financial statements since the date of acquisition.

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

Cash paid for outstanding shares	$92,700
Acquisition costs paid by Avocent	1,690

Total acquisition cost	$94,390

We funded the acquisition through available cash.  On the closing of the Cyclades transaction, we acquired $2,408 in cash held by Cyclades.

The acquisition cost was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$23,232	—
In-process research and development	2,100	—
Developed technology	19,000	5 years
Customer base	12,100	5 years
Trademarks	3,100	5 years
Non-compete agreements	4,100	3 years
Goodwill	62,420	—
Deferred taxes	(14,472)	—
Assumed liabilities	(17,190)	—

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

Cyclades’ in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM45 product lines.  KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms.  PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source.  The KVM/Net 3.0 project was completed on schedule during 2006.  The PM45 project was completed as originally planned in late 2006.  The development scope was altered before the PM45 was released in the fourth quarter of 2006, however the revised product was completed and released during 2007.

We recorded approximately $3,904 of costs associated with the integration of Cyclades people, processes and products into Avocent during 2006.  These costs also include severance accruals resulting from headcount reductions associated with duplicate positions eliminated since the acquisition in March.  There were no such costs recorded in 2007.

LANDesk Group Limited — On August 31, 2006, we acquired LANDesk Group Limited, a privately-held company based in Ireland with the majority of its operations in Salt Lake City, Utah. LANDesk employed approximately 600 people, located primarily in the United States, China, and Europe.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provides for total initial consideration of approximately $407,382 including $199,528 in stock, $202,010 in cash, and $5,844 in estimated fair value of assumed unvested employee stock options.  As specified within the acquisition agreement, the potential of an earn-out payment to prior shareholders existed had LANDesk achieved certain full year 2006 revenue targets.  Based on LANDesk’s 2006 revenue results, we do not believe that LANDesk achieved the minimum revenue target required to cause an earn-out payment and, accordingly, we have not accrued for any contingent consideration in the accompanying consolidated financial statements.  We do not believe any earn-out payment was earned or payable.  The LANDesk acquisition agreements also allow for additional stock consideration to be paid to unvested option holders equal to the per share amounts ultimately released to the former LANDesk shareholders from escrow.  We expect to incur future compensation expense related to the amounts expected to be paid to unvested holders deemed to be attributable to future service.

The acquisition was recorded under the purchase method of accounting, and the purchase cost was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in Avocent’s annual review of goodwill for impairment.  We have made certain elections that allow amortization of the other intangible assets acquired and the goodwill recorded to be tax deductible.  We have indemnified former LANDesk shareholders for any personal tax consequences as a result of these elections.  Our initial allocation of the acquisition cost did not take into consideration the tax impacts should these elections have been made within the required time period (see notes 8 and 10).  A summary of the total acquisition cost, excluding cash received, is as follows:

Cash paid for outstanding shares	$202,010
Avocent common stock issued for outstanding shares	199,528
Acquisition costs paid by Avocent	12,083
Estimated value of unvested options assumed related to prior service periods	5,844
Total estimated acquisition cost	$419,465

The acquisition cost was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$36,673	—
In-process research and development	18,600	—
Developed technology	35,400	5 years
Internally developed software for resale	21,900	6 years
Customer base	78,400	7 years
Trademarks	23,600	7 years
Maintenance contracts	9,600	5 years
Non-compete agreements	6,100	3 years
Goodwill	252,355	—
Deferred taxes	(8,952)	—
Assumed liabilities	(54,211)	—
	$419,465

We funded the acquisition through available cash, borrowings from our line of credit and the issuance of 7,073 shares of common stock.  On the closing of the LANDesk transaction, we acquired $10,312 in cash held by LANDesk.  An escrow account with $60,000 of the above stock consideration (based on the stock value determined at the time of the acquisition) was established to be held for indemnifiable claims for a period of 18 months after the acquisition closing date.

The $18,600 in fair value of all of the in-process research and development (IPR&D) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were deemed to be for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

LANDesk’s in-process research and development activities consisted of the development of the following products: Virtualization, Hostbase Intrusion Prevention Services (HIPS) and Configuration Management Database (CMDB) product lines.  Virtualization is a technology that presents a logical grouping of computing resources so that access can be provided in ways that enhance utilization over the original resource configuration.  HIPS technology is used to monitor computer and network activities to look for signs of intrusion into the computer system, which allows system administrators to identify potential system security threats and weaknesses.  CMDB is a repository for information about a company’s IT services and infrastructures and their relationships to each other, allowing IT professionals the ability to assess the current state of the IT infrastructure at any time.  Both the Virtualization and HIPS products were completed in 2007, while it is anticipated the CMBD product will be completed during 2008.

Pro Forma Financial Information — The following unaudited pro forma summary combines the results of operations of Avocent, Cyclades and LANDesk as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for the years ended December 31, 2006 and 2005 for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.

	2006	2005

Net sales	$590,829	$513,492
Net income	$41,947	$15,753
Income per basic share	$0.76	$0.28
Income per diluted share	$0.74	$0.28

The above amounts exclude acquired in-process research and development expense of $18,600 related to the LANDesk acquisition and $2,100 related to the Cyclades acquisition.

4.             Inventories

Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$1,394	$3,022
Work in process	1,058	1,411
Finished goods	27,651	37,332

Inventories	$30,103	$41,765

As of December 31, 2007 and 2006, inventories above have been reduced by reserves for excess and obsolete inventories of $7,328 and $5,578, respectively.

5.             Investments

All investments in publicly traded securities at December 31, 2007 and 2006, are classified as available-for-sale and are carried at fair value.  We include certain investments with original maturities of less than 90 days as short term investments when such investments are a part of our investment portfolio.  Investments at December 31, 2007 and 2006 are as follows:

	December 31, 2007
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$4,944	$—	$—	$4,944
U.S. government agency obligations	1,000	—	(1)	999

Totals	$5,944	$—	$(1)	$5,943

	December 31, 2006
Current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Corporate bonds	$12,283	$—	$(18)	$12,265
Municipal bonds	1,154	—	(1)	1,153
U.S. government agency obligations	12,520	—	(74)	12,446

Totals	$25,957	$—	$(93)	$25,864

	December 31, 2006
Non-current investments:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. government agency obligations	$1,000	$—	$(13)	$987

Totals	$1,000	$—	$(13)	$987

As of December 31, 2007 we had one investment with an unrealized loss, which was in this loss position for less than twelve months.  The loss was caused by slight upward variations in interest rates in the particular security since the time it was acquired. This investment is of high credit quality, is insured or guaranteed by an agency of the US government, and we anticipate that we will realize the full par value upon maturity of this security.

Net realized gains (losses) for the years ended December 31, 2007, 2006, and 2005 were comprised of the following:

	2007	2006	2005

Gross realized gains	$—	$113	$20
Gross realized losses	—	(367)	(830)
Net realized investment gains (losses)	$—	$(254)	$(810)

6.             Property Held for Lease

In the fourth quarter of 2005, we sold a building that we owned and had previously occupied in Huntsville, Alabama.  We had an agreement to lease the building to an unrelated party.  Rental income from this property was recorded on a monthly basis in accordance with the lease terms.  Initial direct costs were deferred and matched against rental income over the initial term of the lease.  Net rental income was reported within net investment income.  Rental income totaled approximately $202 for the year ended December 31, 2005.  We received approximately $1,912 from the sale of the building, resulting in a gain on disposal of approximately $727 in 2005.

7.             Property and Equipment

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Land and land improvements	$6,819	$5,577
Buildings	21,088	24,289
Leasehold improvements	3,562	3,147
Computer software and equipment	33,980	29,638
Other equipment	17,533	17,019
Construction in progress	905	358

	83,887	80,028
Less accumulated depreciation	(46,589)	(42,024)

Property and equipment, net	$37,298	$38,004

Depreciation expense was $9,690, $8,689, and $7,037 for the years ended December 31, 2007, 2006 and 2005, respectively.

8.             Goodwill and Other Intangible Assets

Other intangible assets subject to amortization, including the intangible assets from our acquisitions detailed in Note 3, are as follows:

	December 31, 2007		December 31, 2006
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$56,840	$17,292	$68,720	$17,741
Internally developed software for resale	21,900	4,867	21,900	1,217
Patents and trademarks	30,670	6,590	35,520	7,753
Customer base and certification	99,878	25,496	100,120	9,449
Maintenance contracts	9,600	2,560	9,600	640
Non-compete agreements	10,624	5,432	12,720	3,775
Other assets	2,310	1,603	4,228	2,559
	$231,822	$63,840	$252,808	$43,134

For the years ended December 31, 2007, 2006 and 2005, amortization expense for other intangible assets was $43,629, $26,626 and $18,509, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2008	$42,372
2009	37,757
2010	34,724
2011	26,272
2012	17,112
Thereafter	9,745
Total	$167,982

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

	Management Systems Division	LANDesk Division	Embedded Software and Solutions Divisions	Other Business Units	Total

Balance as of January 1, 2007	$316,430	$274,613	$11,862	$4,583	$607,488

Reallocation from segment changes	11,862	—	(11,862)	—	—

Adjustments during the year	(281)	(22,258)	—	—	(22,539)

Balance as of December 31, 2007	$328,011	$252,355	$—	$4,583	$584,949

The adjustments to LANDesk goodwill are the primarily the result of the finalization of the purchase price allocation and the elections made under Internal Revenue Code Section 338(g) during 2007 (see note 10).We performed an annual impairment test of goodwill in the fourth quarter of 2007, 2006 and 2005.  The test in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.  See Note 16 for discussion on reallocation of goodwill among reporting units.

9.             Product Warranties

The activity within the liability for warranty returns in 2007 and 2006 is as follows:

	2007	2006

Balance, beginning of year	$2,486	$2,536

Accruals for product warranties issued during the period	5,973	155
Assumed on the acquisition of Cyclades	—	158
Settlements made during the period	(6,605)	(363)

Balance, end of year	$1,854	$2,486

Deferred revenue related to our extended warranty for hardware products program was $5,388 at December 31, 2007 and $4,545 at December 31, 2006.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $3,754 during 2007, $2,649 during 2006, and $912 during 2005.  In addition, we recorded new extended warranties of $4,597 during 2007, $3,661 during 2006, and $1,168 during 2005.

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed.  As of December 31, 2007, deferred revenue was $60,647, of which approximately $59,078 related to LANDesk. As of December 31, 2006, deferred revenue was $53,514, of which approximately $47,858 related to LANDesk.

10.                               Income Taxes

The income before income tax (benefit) and provision for (benefit from) income taxes for the years ended December 31, 2007, 2006 and 2005 are comprised of the following:

	2007	2006	2005

Income before income tax (benefit) expense:
U.S.	$1,267	$41,595	$30,881
Foreign	44,514	24,097	36,205

Total income before income tax (benefit) expense	$45,781	$65,692	$67,086

Current:
U.S. Federal	$5,771	$19,574	$17,667
U.S. State	802	1,745	273
Foreign	8,095	7,102	4,422

	14,668	28,421	22,362
Deferred:
U.S. Federal	(13,995)	(5,647)	(2,914)
U.S. State	(338)	(919)	(345)
Foreign	(483)	(1,695)	(366)

	(14,816)	(8,261)	(3,625)

Total provision for (benefit from) income taxes	$(148)	$20,160	$18,737

The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2007	2006	2005

Expected federal income tax provision	$16,023	$22,993	$23,480
Add (deduct):
Extraterritorial income exclusion benefit	0	(89)	(64)
State income tax (benefit), net of federal tax	302	541	(47)
Tax effect resulting from foreign operations taxed at lower rates	(8,787)	(5,789)	(7,450)
Acquired in-process research and development	(6,510)	3,060	—
Compensation expense	(287)	(1,126)	705
Municipal bond interest income	(57)	(739)	(1,074)
Subpart F income	1,543	923	1,447
Foreign tax credit	(860)	(258)	(526)
Research credit	(2,386)	(930)	(833)
Repatriation dividend	—	—	3,809
Valuation allowance	429	1,135	—
Other	442	439	(710)
	$(148)	$20,160	$18,737

The components of the net deferred income tax assets and liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Net current deferred income tax assets:
Allowance for doubtful accounts	$533	$386
Allowance for sales returns and liability for warranty returns	1,289	1,067
Inventory reserves	2,841	3,205
Operating loss carryforwards	847	931
Other	1,570	1,766

	$7,080	$7,355

Net noncurrent deferred income tax assets (liabilities):
Accumulated depreciation	$(1,289)	$(1,750)
Acquired intangible assets	3,083	(36,849)
Operating loss carryforwards	4,895	3,115
Capital loss carryforward	489	506
Research credit carryforward	1,262	1,985
Allowance for impairment on investments	1,461	1,560
Stock-based compensation expense	6,173	4,558
Other	57	673
	16,131	(26,202)

Less valuation allowances	(3,986)	(4,175)

	$12,145	$(30,377)

Net deferred income tax asset (liability)	$19,225	$(23,022)

During 2006, we wrote off a deferred tax asset of $1,040 arising from an acquired research credit carryforward. The acquired company had a full valuation allowance recorded against the deferred tax asset resulting in no impact on reported goodwill.

The net change in the valuation allowance for deferred tax assets was a decrease of ($189) in 2007 primarily due to allowances recorded against deferred tax assets attributable to operating loss and state research credit carryforwards.

We intend to permanently reinvest our undistributed earnings of approximately $120,752 as of December 31, 2007 of our foreign subsidiaries in international operations. Should our intent change, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions. In 2005, we repatriated $90,000 of foreign earnings in accordance with the provisions of the American Jobs Creation Act of 2004 (the “Act”). Additional income tax expense of $3,809 resulted from this transaction. The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

For state income tax purposes, at December 31, 2007 we have approximately $12,209 of net operating loss carry forwards available to offset future taxable income in certain states. These state net operating loss carryforwards are subject to certain limitations. If not utilized, the state net operating loss carryforwards will expire from 2013 to 2026. For foreign income tax purposes, we have approximately $28,305 of net operating loss carryforwards available to offset future taxable income in certain jurisdictions. The carryforward period for a significant portion is unlimited.

The provision for income taxes includes a tax benefit of $6,510 attributable to the LANDesk acquisition for previously expensed in-process research and development expense of $18,600 recorded in 2006. The tax benefit results from the tax elections made in the second quarter of 2007 discussed below. Prior to those deductions the in-process research and development expense was non-deductible for U.S. tax purposes.

During the second quarter of 2007, we made elections under Internal Revenue Code Section 338(g) related to the August 2006 acquisition of LANDesk. As a result of the election the acquisition is now treated for U.S. tax purposes as an asset acquisition where we stepped up the tax basis in assets and liabilities previously recorded in the initial purchase accounting. We previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded. Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts should these elections be made within the required time period, including the tax impacts associated with the amount assigned to acquired in-process research and development that was charged to expense at acquisition.

We have re-measured the deferred taxes related to this business combination to take into consideration the tax impacts of the elections made. As a result, we adjusted the deferred tax accounts with the offsetting reduction to goodwill previously recorded from this transaction. We have indemnified former LANDesk shareholders for any incremental personal tax consequences should this election create incremental tax obligations for these former shareholders. As a result, we recorded an accrued liability of $6,246 with the offsetting increase to goodwill previously recorded from this transaction.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007. As a result of adopting this FASB Interpretation, we recorded an increase to reserves for uncertain tax positions of $2,900.  This increase was recorded as an increase to the January 1, 2007 accumulated deficit balance.  As of December 31, 2007 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $10,707 of which $8,945, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $896 of such expenses within our 2007 income tax expense. As of December 31, 2007, we had accrued interest payable related to the unrecognized tax benefits of $3,055. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
Balance at January 1,	$11,400

Additions based on tax positions related to current year	234
Additions for tax positions of prior years	729
Reductions for tax positions of prior years	(1,380)
Settlements	(276)

Balance at December 31,	$10,707

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for periods before 2004.

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005. As of December 31, 2007 the IRS had not issued any proposed adjustments for those periods. During the first quarter of 2008 the IRS proposed certain adjustments increasing our tax liabilities relating primarily to transfer pricing for those periods. We have reached a negotiated settlement with the IRS concerning those adjustments. We anticipate that a payment for additional tax including interest will be made in the range of $6.5 to $8.5 million by the end of the first quarter of 2008. We do not anticipate that this payment would result in a material change to our financial position.

11.                               Treasury Stock

As of December 31, 2007, we may repurchase a total of 15,000 shares under the share repurchase program approved by our Board of Directors (see Note 20). We purchased 2,887 shares in 2007 and 7,038 shares in 2006 under the share repurchase program. We have purchased 12,700 shares through December 31, 2007, under the share repurchase program (see Note 20). In August 2006, we reissued 7,073 shares of treasury stock in conjunction with the acquisition of LANDesk (see Note 3).

12.                               Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
For the Year Ended December 31, 2007
Basic EPS
Net income	$45,929	50,207	$0.91
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		882
Diluted EPS
Net income and assumed conversions	$45,929	51,089	$0.90

For the Year Ended December 31, 2006
Basic EPS
Net income	$45,532	48,549	$0.94
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		926
Diluted EPS
Net income and assumed conversions	$45,532	49,475	$0.92

For the Year Ended December 31, 2005
Basic EPS
Net income	$48,349	49,318	$0.98
Effect of Dilutive Securities
Stock options		936
Diluted EPS
Net income and assumed conversions	$48,349	50,254	$0.96

Anti-dilutive options to purchase common stock outstanding and anti-diluted RSUs were excluded from the calculations above. At December 31, 2007, 2006 and 2005, RSUs and options purchase 2,279, 2,242 and 2,375 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because inclusion of such options would have been anti-dilutive.

13.                               Commitments and Contingencies

We lease buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $7,269, $4,868 and $3,578 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Years ending December 31:
2007	$6,370
2008	5,195
2009	4,149
2010	1,423
2011	1,367
Thereafter	1,366
$19,870

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements. These commitments totaled $27,338 as of December 31, 2007 and are all due within twelve months of year end. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We also have at any point in time a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

We have been involved from time to time in litigation in the normal course of business. (See Note 19).

14.                               Equity Compensation and Stock Purchase Plans

We have equity compensation plans covering substantially all of our employees and directors. Purchase prices for common stock subject to options issued under the assumed plans generally approximate the fair market value of the related shares at the date of grant. Generally, options vest over three to four years and typically expire 10 years from the grant date.

We grant equity incentive awards under the 2005 Avocent Corporation Equity Incentive Plan (the 2005 Plan). As approved by the stockholders, the 2005 Plan authorizes a total of 4,750 shares of common stock for issuance, plus (i) any shares remaining available for issuance under previous stock option plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock option plans that subsequently expire unexercised.  New options may no longer be granted under any former plans. The 2005 Plan allows for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the 2005 Plan may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the 2005 Plan to our directors, employees, or consultants, but incentive stock options may be granted only to our employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years. We issue new shares to satisfy stock options exercised. During 2007, we granted both stock options and restricted stock units under the 2005 Plan.

The following schedule summarizes the stock option activity in our stock-based compensation plans as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 2006	4,929	$ 1.31 — $70.94	$33.45
Options granted	7	$ 25.64 — $35.05	$28.90
Options forfeited and cancelled	(121)	$ 1.31 — $56.06	$29.68
Options exercised	(277)	$ 1.31 — $32.66	$18.83

Options outstanding, December 31, 2007	4,538	$ 1.31 — $70.94	$34.44

On April 29, 2005, our Board of Directors approved a plan to accelerate vesting of all then outstanding stock options with an exercise price of greater than $25.00 and unvested on December 25, 2005. Under the provisions of APB 25, there was no compensation expense related to accelerating these options as the options affected by the acceleration had exercise prices higher than the closing price of our common stock as of the modification date. As a result of the Board’s action, stock options to purchase approximately 1,100 shares of our common stock became exercisable effective December 25, 2005. The exercise prices of the affected stock options ranged from $25.17 to $41.57 per share. The closing price of our common stock on April 29, 2005 was $25.14. There were no such accelerations during 2007 or 2006.

The total pretax intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $3,431, $22,074 and $15,289, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Contractual Life	Intrinsic Value	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price	Intrinsic Value
$ 1.31 – $21.77	939	4.55	$6,201	$16.70	846	$16.88	$5,443
$ 21.80 – $27.25	1,340	5.21	137	26.14	1,337	26.14	137
$ 27.30 – $46.94	826	6.03	—	36.77	751	37.24	—
$ 52.44	1,423	2.40	—	52.44	1,423	52.44	—
$ 53.00 – $70.94	10	2.84	—	57.01	10	57.01	—
	4,538	4.33	$6,338	$34.44	4,367	$34.90	$5,580

The options above were issued with exercise prices that approximated fair value at the date of grant.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $23.31 as of December 31, 2007, which would have been received by option holders had all option holders exercised their options on that date. The weighted average remaining contractual term for exercisable options was 4.21 at December 31, 2007. The total number of in-the-money options exercisable as of December 31, 2007 was 1,086. At December 31, 2007, 2,906 options or 1,453 RSUs are available for grant under our 2005 plan.

Restricted Stock Units

Our 2005 Plan permits the granting of restricted stock units to eligible employees and directors. Awards granted during 2007 typically become fully vested over two or three year periods. Restricted stock units are payable in shares of our common stock upon vesting.

The following table presents a summary of the activity in our nonvested restricted stock units during the year ended December 31, 2007:

Nonvested stock units	Number of Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested stock units at December 31, 2006	967	$28.67
Granted	755	27.73
Vested	(355)	26.74
Forfeited	(60)	26.81
Nonvested stock units at December 31, 2007	1,307	$27.20

As of December 31, 2007, there was approximately $17,300 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan. That cost is expected to be recognized over an estimated weighted average amortization period of approximately 1.3 years. In the first quarter of 2008, a total of 544 shares vested. At the release of these shares, 159 shares were withheld for taxes, resulting in a net issuance of 385 shares.

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

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the years ended December 31, 2007 and 2006, which was allocated as follows:

	Years ended December 31,
	2007	2006

Cost of sales	$1,134	$978

Research and development	5,825	4,302
Selling, general and administrative	12,682	9,307

Stock-based compensation expense included in operating expenses	18,507	13,609

Total stock-based compensation expense	19,641	14,587
Tax benefit	(3,673)	(4,862)

Total stock-based compensation expense, net of tax	$15,968	$9,725

For the year ended December 31, 2005, we recorded stock compensation expense of $2,014 related to the amortization of deferred compensation recorded as a result of assumed options from acquisitions. For 2005, $1,138 was recorded in research and development expense and $876 was recorded in selling, general and administrative expense.

The table below illustrates the effect on net income and earnings per share as if we had applied the fair-value recognition provisions of SFAS 123 to all of our employee stock-based compensation awards for periods prior to the adoption of SFAS 123R.

2005
Net income — as reported	$48,349
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,014
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28,684)
Net income — pro forma	$21,679

Basic earnings per share — as reported	$0.98
Basic earnings per share — pro forma	$0.44
Diluted earnings per share — as reported	$0.96
Diluted earnings per share — pro forma	$0.43

We estimate the fair value of options using the Black-Scholes Model. This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate. These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors. The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107. The weighted-average estimated fair value of stock options granted to employees during the years ended December 31, 2007 and 2006 was $9.23 and $13.07 per share, respectively, using the Black-Scholes Model with the following weighted-average assumptions:

	2007	2006
Expected volatility	42.04%	44.23%
Risk-free interest rate	4.72%	4.85%
Expected dividend yield	—	—
Expected life (in years)	3.2	4.31

We based our estimate of expected volatility for the years ended December 31, 2007 and 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted.  The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility. The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted.  The dividend yield is based on our historical and expected dividend payouts. The expected life of our employee stock options is based upon historical exercise and cancellation activity of previously stock-based grants with a ten-year contractual term. Stock-based compensation expense recognized in our consolidated statements of income for the years ended December 31, 2007 and 2006 is based on options and restricted stock units ultimately expected to vest, and has been reduced for estimated forfeitures.  These estimates were based upon historical forfeiture experience.

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

Pro Forma Information Under SFAS 123 for Periods Prior to January 1, 2006

The pro forma amounts reflected above are not representative of the effects on reported net income in future years because, in general, options granted typically do not vest for several years and additional awards are made each year.  However, on April 29, 2005, our Board of Directors approved a plan to accelerate vesting of certain options resulting in additional pro-forma expense of approximately $13,000, before tax, in 2005.  The weighted-average estimated value of stock options granted to employees and directors during the year ended December 31, 2005 was $7.00 per share, using the Black-Scholes Model with the following weighted-average assumptions:

2005
Dividend yield	—
Expected life (years)	1.8
Expected volatility	45.3%
Risk-free interest rate	3.60%

Employee Stock Purchase Plan

On December 6, 2000, our stockholders approved an employee stock purchase plan for all of our employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. We have reserved 1,500 shares of common stock for issuance under the AESPP. The price of stock purchased under the AESPP is generally 85% of the lower of the fair market value of our common stock (i) at the beginning of the offering period or (ii) at the end of the purchase period. In the event the fair market value at the end of a purchase period is less than the fair market value at the beginning of the offering period, the participants will be withdrawn from the current offering period following exercise and automatically re-enrolled in a new offering period. The new offering period will use the lower fair market value as of the first date of the new offering period to determine the purchase price for future purchase periods. The AESPP administrator interprets and administers all rules and regulations applicable to the AESPP.  Pursuant to the AESPP, 247 shares were issued at a weighted average price of $24.42 per share for the year ended December 31, 2005.  Our Board of Directors has indefinitely suspended participation in the AESPP following the 2005 purchase periods.

15.                              Retirement Plans

We sponsor a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, we make discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. We may also elect to make additional discretionary contributions as determined by our Board of Directors.  We made only discretionary matching contributions, during the years ended December 31, 2007, 2006 or 2005 under the 401(k) savings plan. Our expense for contributions under these plans totaled approximately $3,245, $2,022 and $1,658 for the years ended December 31, 2007, 2006 and 2005, respectively.

16.                              Segment Reporting

In the first quarter of 2007, we merged the Mobile Technologies Division into the LANDesk Division as their products consist primarily of software sold to similar customer groups.  Also in the first quarter of 2007, we merged the Embedded Software and Solutions Division into the Management Systems Division as they are serving similar customers and market segments. As a result of merging these two divisions we re-evaluated our segment disclosures and identified two reportable segments.  Accordingly, we have provided revenue and operating income (loss) below under the new segment structure and have retroactively adjusted the segment information previously disclosed for the years ended December 31, 2006 and 2005 to conform to the current segment disclosures.  In addition, as a result of the merger of divisions, we reallocated goodwill among our reporting units (see Note 8).

We evaluate the performance of our segments based on revenue and operating profit, which is calculated before corporate and unallocated costs, stock-based compensation costs, amortization of intangibles and other purchase accounting adjustments, and acquired in-process research and development expense.  We do not track or use assets by segment as a measure of performance and, therefore, have not presented assets by segment. The other business units do not qualify for individual presentation nor do they qualify for aggregation into another business unit.  The following is a presentation of information for our two reportable segments (Management Systems and LANDesk):

	For the years ended December 31,
	2007	2006	2005
Net revenues:
Management Systems	$463,609	$460,178	$352,095
LANDesk	111,906	40,368	—
Other business units	22,633	16,658	14,532
Corporate and unallocated	4,601	3,677	3,261
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)	(1,686)	—
Total net revenues	$600,875	$519,195	$369,888

	For the years ended December 31,
	2007	2006	2005
Operating income (loss):
Management Systems	$133,355	$142,722	$96,422
LANDesk	3,983	5,270	—
Other business units	(8,285)	(10,606)	(11,340)
Corporate and unallocated costs	(14,178)	(11,276)	(10,845)
Stock-based compensation	(19,641)	(14,587)	(2,014)
Amortization of intangibles and other expenses	(43,173)	(27,229)	(19,126)
Acquired in-process research and development expense	—	(20,700)	—
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)	(1,686)	—
Total income from operations	$50,187	$61,908	$53,097

Revenue and operating income for our Management Systems Division includes the operating results of Cyclades from the date of the acquisition (See Note 3).

Sales by product line for our Management Systems Division and LANDesk Division for the years ended December 31,  2007, 2006 and 2005 are as follows:

	For the years ended December 31,
	2007	2006	2005
Management Systems Division (MSD) net revenue:
KVM	$354,876	$352,402	$311,734
Serial management	49,603	46,534	4,124
Embedded software and solutions	32,983	33,766	21,882
Other	26,147	27,476	14,355
Total MSD net revenue	$463,609	$460,178	$352,095

	Years ended December 31,
	2007	2006
LANDesk Division net revenue:
Licenses and royalties	$42,514	$20,545
Maintenance and services	45,911	13,319
Subscription revenue	23,481	6,504
Total LANDesk net revenue	$111,906	$40,368

Following is a presentation of sales by geographic region for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net sales:
United States	$333,915	$295,825	$210,844
International	266,960	223,370	159,044

Total geographic region	$600,875	$519,195	$369,888

We sell our products internationally to customers in several countries.  Outside of the United States, no other country accounted for more than 10% of sales in 2007, 2006 or 2005.

Following is a presentation of sales by customer type for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Net sales:
Branded	$393,799	$311,885	$191,901
OEM	207,076	207,310	177,987

Total customer type	$600,875	$519,195	$369,888

Following is a presentation of long-lived assets as of December 31, 2007 and 2006:

	As of December 31,
	2007	2006
Long-lived assets:
United States	$26,266	$25,585
International	11,032	12,419
Total	$37,298	$38,004

17.                               Line of Credit and Interest Rate Swap

On June 16, 2006, we entered into a $250,000 unsecured, five-year revolving bank line of credit (the Credit Agreement).  We used $150,000 under the line of credit to fund a portion of the LANDesk acquisition (See Note 3).  Further, we have and plan to continue to use borrowings for the purchase of shares under our stock repurchase program (See Note 11) and other business purposes.  The line of credit bears an interest rate of LIBOR plus a credit spread and carries no set principal repayment schedule, other than any outstanding amount being due at the end of the five year term.  The credit spread is based on a leverage ratio computation. Currently, the credit spread is 70 basis points. Direct costs incurred from obtaining the line of credit were capitalized and are being amortized over the term of the agreement.  There was $95,000 outstanding under the line of credit as of December 31, 2007.  The line of credit carries certain customary events of default and covenants, including covenants that (without the consent of the Administrative Agent) restrict the ability of Avocent and our subsidiaries to pay dividends, create or permit liens on assets or engage in mergers and acquisitions. There also exist certain financial covenants including a minimum interest coverage ratio and a maximum total leverage ratio. We pay a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. Currently, the commitment fee rate is 12.5 basis points.

In August 2006, we entered into an interest rate swap agreement with a notional amount of $125,000. The notional amount of the interest rate swap was $80,000 as of December 31, 2007.  The objective of the rate swap agreement is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% (plus the credit spread) over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  We anticipate that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At December 31, 2007, we recorded an unrealized loss on the swap, net of tax, of $390 in accumulated other comprehensive income (OCI). There was no material ineffectiveness in the year and we anticipate no reclassification of OCI into earnings in the next 12 months.

18.                               Summarized Quarterly Financial Data (Unaudited)

The following table presents unaudited quarterly consolidated operating results for each of our last eight fiscal quarters. This information has been prepared on a basis consistent with our audited consolidated financial statements and includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the data.

	Three Months Ended
	March 30, 2007	June 29, 2007	September 28, 2007	December 31, 2007
Net sales	$133,151	$150,225	$162,072	$155,427
Gross profit	$81,015	$95,082	$103,590	$99,333
Income from operations	$2,512	$13,870	$20,438	$13,367
Net income (2)	$746	$15,000	$16,117	$14,066
Net income per share (1):
Basic	$0.01	$0.30	$0.32	$0.29
Diluted	$0.01	$0.29	$0.32	$0.28

	Three Months Ended
	March 31, 2006	June 30, 2006	September 29, 2006	December 31, 2006
Net sales	$94,512	$118,005	$141,814	$164,864
Gross profit	$55,957	$71,410	$88,991	$105,414
Income from operations	$14,913	$17,201	$8,180	$21,614
Net income (2)	$12,933	$13,581	$2,550	$16,468
Net income per share (1):
Basic	$0.26	$0.28	$0.06	$0.32
Diluted	$0.26	$0.28	$0.05	$0.32

(1)       The net income per share for each quarter within a fiscal year does not equal the total net income per share for the particular fiscal year due to variations in the price of our common stock during the year and the effect these variations had on the weighted average shares outstanding from common equivalents calculation.

(2)       The income from operations and net income for the quarter ended March 31, 2006 include a non-recurring charge of $2,100 for acquired in-process research and development related to the Cyclades acquisition.

Similar charges were incurred in the quarter ended September 29, 2006, for LANDesk totaling $18,600.  A tax benefit of $6,510 is included in the second quarter of 2007 as a result of certain tax elections related to the LANDesk in-process research and development expense (see note 10).

19.                               Litigation

In March 2006, TFS Electronic Manufacturing Services, Inc. (“TFS”) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding was commenced against us in the TFS bankruptcy case in an effort to disallow our bankruptcy claim against TFS in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs from us.  For purposes of discovery, the matter was consolidated with a separate matter between TFS and TopSearch Printed Circuits (HK), Ltd., pending in the United States District Court for the District of Arizona. A mediation session was held in October 2007 and concluded without resolution, and the District Court subsequently severed the two matters.  TFS’ claim against Avocent is now back in the Bankruptcy Court and discovery is currently underway.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office (the “PTO”).  That re-examination is currently underway.

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

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted, and we have appealed that ruling to the Federal Circuit Court of Appeals.  Oral arguments were held in February 2008.

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc.  The complaint alleges infringement of a Gemini patent through the sales of a LANDesk product.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Avocent Corporation was dismissed from the lawsuit in January 2008, and we have made a claim for indemnification against the LANDesk escrow account.

The outcome of any claim or litigation is inherently uncertain, however our current view based on the facts and circumstances known to us is that resolution of the foregoing matters will not materially affect our operations, financial condition, or cash flows.

20.                              Subsequent Events

In January 2008, our Board approved an additional 4,000 shares for our share re-purchase program.  During the period from January 1, 2008 through February 15, 2008, we purchased 2,978 additional shares of our common stock for a total cost of $47,747.  As of February 15, 2008 there were 3,323 shares available for repurchase under the program.

In January of 2008 John R. Cooper, our Chief Executive Officer and Chairman of the Board of Directors, announced his resignation, effective March 31, 2008.  Additionally, we undertook certain organizational realignment activities during the first quarter of 2008 to adjust headcount in targeted areas.  We expect to record approximately $4,000 to $4,500 of expense, including $600 to $800 of stock-based compensation,  related to Mr. Coopers retirement and the realignment activities in the first quarter of 2008.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal controls.  There were no changes in our internal controls or in other factors that significantly affected these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  We completed the integration of LANDesk, acquired in August 2006, into Avocent standard processes and controls during 2007 including extending our ERP system LANDesk.  This has enhanced our internal control over financial reporting through the automation and standardization of certain controls and processes, as all of our financially significant locations are now operating under the same ERP system.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other.

None.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2007, 2006 and 2005 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,740	—	(585)	(26)	$1,129
Allowance for inventory obsolescence	$3,785	—	3,308	(2,535)	$4,558
Allowance for sales returns	$3,174	—	7,923	(8,220)	$2,877
Liability for warranty returns	$2,760	—	252	(476)	$2,536
Valuation allowance for income taxes	$2,853	—	167	(2,466)	$554

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,129	840	480	—	$2,449
Allowance for inventory obsolescence	$4,558	1,131	6,151	(6,262)	$5,578
Allowance for sales returns	$2,877	3,140	9,061	(9,040)	$6,038
Liability for warranty returns	$2,536	158	155	(363)	$2,486
Valuation allowance for income taxes	$554	2,486	1,135	—	$4,175
Year ended December 31, 2007:
Allowance for doubtful accounts	$2,449	—	1,234	(1,202)	$2,481
Allowance for inventory obsolescence	$5,578	—	7,209	(5,459)	$7,328
Allowance for sales returns	$6,038	—	14,368	(15,390)	$5,016
Liability for warranty returns	$2,486	—	5,974	(6,606)	$1,854
Valuation allowance for income taxes	$4,175		429	(618)	$3,986

(1)                                  Amounts represent balances assumed from the acquisition of Cyclades and LANDesk in 2006.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation	10-Q	AVCT	11/5/07	Ex. 99.14
10.1	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Edward H. Blankenship	10-K	AVCT	3/1/07	Ex. 10.1
10.2	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and John R. Cooper	10-K	AVCT	3/1/07	Ex. 10.2
10.2.2	Retirement and General Release Agreement dated January 23, 2008, among Avocent Huntsville Corp., the Company, and John R. Cooper					X
10.3	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Stephen M. Daly	10-K	AVCT	3/1/07	Ex. 10.3
10.4	Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Kay E. Kienast					X
10.5	Amended and Restated Employment and Noncompetition Agreement dated December 12, 2006, among Avocent International Ltd., the Company, and Kieran MacSweeney	10-K	AVCT	3/1/07	Ex. 10.4
10.6	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Eugene F. Mulligan	10-K	AVCT	3/1/07	Ex. 10.5
10.7	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Texas, L.P., the Company, and C. David Perry	10-K	AVCT	3/1/07	Ex. 10.6
10.8	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Douglas E. Pritchett	10-K	AVCT	3/1/07	Ex. 10.7
10.9	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Redmond Corp., the Company, and Samuel F. Saracino	10-K	AVCT	3/1/07	Ex. 10.8
10.10	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Christopher Thomas	10-K	AVCT	3/1/07	Ex. 10.9

10.11	Amended and Restated Employment and Noncompetition Agreement dated December 13, 2006, among Avocent Huntsville Corp., the Company, and Doyle C. Weeks	10-K	AVCT	3/1/07	Ex. 10.10
10.12	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.13	Form of Avocent Corporation Indemnification Agreement for Officers and Directors	10-Q	AVCT	9/29/00	Ex. 10.11
10.14	Form of Amendment to Option Agreement for Directors regarding Change of Control of the Company	10-K	AVCT	3/12/04	Ex. 10.31
10.15	Transaction Agreement dated April 26, 2006, among the Company, Crimson Acquisition Corp, LANDesk Group Limited, and the Shareholder Representative	10-Q	AVCT	5/10/06	Ex. 99.14
10.16	Avocent Corporation 2005 Equity Incentive Plan, as amended, and Form of Agreements	8-K	AVCT	6/15/06	Ex. 99.16
10.17	$250,000,000 Credit Agreement dated June 16, 2006, among Avocent Corporation, the Guarantors Party thereto, the Lenders Party thereto, and Regions Bank	8-K	AVCT	6/20/06	Ex. 99.18
10.18	Summary of Avocent Corporation 2007 Executive Bonus Program	10-Q	AVCT	5/7/07	Ex. 99.10
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney(2)					X
31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer					X
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1)                                  The following abbreviations are used to identify corporate entities:

AVCT – Avocent Corporation and AGI = Aegean Sea Inc. (now known as Avocent Corporation)

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
Date: February 21, 2008

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

Signature	Title	Date

/s/ John R. Cooper	Chief Executive Officer	February 21, 2008
John R. Cooper	(Principal Executive Officer)

/s/ Edward H. Blankenship	Senior Vice President of Finance, Chief Financial Officer, and Assistant Secretary
Edward H. Blankenship	(Principal Financial and Accounting Officer)	February 21, 2008

/s/ Harold D. Copperman	Director	February 21, 2008
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	February 21, 2008
Francis A. Dramis, Jr.

/s/ Edwin L. Harper	Chairman of the Board of Directors	February 21, 2008
Edwin L. Harper

/s/ William H. McAleer	Director	February 21, 2008
William H. McAleer

/s/ Stephen F. Thornton	Director	February 21, 2008
Stephen F. Thornton

/s/ David P. Vieau	Director	February 21, 2008
David P. Vieau

/s/ Doyle C. Weeks	President and Director	February 21, 2008
Doyle C. Weeks