Form 10-Q
period 2008-03-28
AVOCENT CORP
filed 2008-05-06
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2008 or

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

As of April 30, 2008, the number of outstanding shares of the Registrant’s Common Stock was 44,734,761.

AVOCENT CORPORATION

FORM 10-Q

March 28, 2008

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended
	March 28,	March 30,
	2008	2007
Net sales:
Products and services	$117,582	$113,576
Licenses and royalties	23,817	19,575
Total net sales	141,399	133,151

Cost of sales:
Products and services	46,797	49,094
Licenses and royalties	701	359
Amortization of intangibles – licenses and royalties	2,767	2,683
Total cost of sales (includes $244 and $179 of stock-based compensation expense in 2008 and 2007, respectively)	50,265	52,136

Gross profit	91,134	81,015

Research and development expenses (includes $1,015 and $1,116 of stock-based compensation expense in 2008 and 2007, respectively)	23,367	20,881
Selling, general and administrative expenses (includes $2,679 and $2,366 of stock-based compensation expense in 2008 and 2007, respectively)	55,119	48,660
Retirement and restructuring expenses (includes $615 of stock-based compensation expense in 2008)	2,971	—
Amortization of intangible assets	7,535	8,962
Total operating expenses	88,992	78,503

Income from operations	2,142	2,512

Net investment income	897	879
Interest expense	(1,838)	(2,234)
Other income (expense), net	455	(317)

Income before provision for income taxes	1,656	840
Provision for income taxes	925	94

Net income	$731	$746

Earnings per share:
Basic	$0.02	$0.01

Diluted	$0.02	$0.01

Weighted average shares used in computing earnings per share:
Basic	46,233	50,733

Diluted	46,617	51,886

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

(Unaudited, in thousands, except per share data)

	March 28, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$98,494	$105,183
Investments maturing within one year	—	5,943
Accounts receivable, less allowance for doubtful accounts of $2,398 and $2,481 at March 28, 2008 and December 31, 2007, respectively	107,078	109,851
Other receivables	10,727	10,799
Inventories	30,373	30,103
Other current assets	5,195	4,399
Deferred tax assets, net	159	5,928
Total current assets	252,026	272,206

Property and equipment, net	36,950	37,298
Goodwill	584,949	584,949
Other intangible assets, net	157,713	167,982
Deferred tax asset, non-current	19,040	13,297
Other assets	2,541	2,701
Total assets	$1,053,219	$1,078,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,061	$20,031
Accrued wages and commissions	22,051	25,072
Accrued liabilities	29,777	30,630
Income taxes payable	8,366	14,950
Deferred revenue, current	59,116	54,738
Total current liabilities	134,371	145,421

Unsecured bank line of credit	140,000	95,000
Deferred revenue, non-current	10,967	11,325
Other non-current liabilities	1,449	1,025
Total liabilities	286,787	252,771

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; March 31, 2008 —54,313 shares issued and 44,686 outstanding; December 31, 2007 — 53,910 shares issued and 48,283 outstanding;	54	54
Additional paid-in capital	1,209,812	1,208,674
Accumulated other comprehensive income	3,987	2,130
Accumulated deficit	(217,988)	(218,719)
Treasury stock, at cost; March 28, 2008, 9,539 shares; December 31, 2007, 5,627 shares;	(229,433)	(166,477)
Total stockholders’ equity	766,432	825,662

Total liabilities and stockholders’ equity	$1,053,219	$1,078,433

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	March 28,	March 30,
	2008	2007

Cash flows from operating activities:
Net income	$731	$746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,592	2,354
Amortization of intangible assets	10,454	11,747
Stock-based compensation	4,547	3,661
Amortization of premiums (discounts) on investments	—	(73)
Net loss on disposition of fixed assets	14	214
Excess tax benefit from stock-based compensation	(3)	(820)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	3,457	17,332
Inventories	(247)	1,640
Other assets	(426)	(302)
Accounts payable	(6,153)	(956)
Accrued wages and commissions	(3,021)	(9,424)
Accrued other liabilities and deferred revenue	(824)	(4,984)
Income taxes, current and deferred	(6,420)	(3,291)
Net cash provided by operating activities	4,701	17,844

Cash flows from investing activities:
Purchase of other intangible assets	(199)	(2,769)
Purchases of property and equipment	(2,123)	(2,616)
Purchases of investments	—	(26,124)
Maturities and proceeds from sales of investments	5,942	15,005
Net cash (used in) provided by investing activities	3,620	(16,504)

Cash flows from financing activities:
Borrowings under unsecured line of credit, net	45,000	—
Proceeds from employee stock option exercises	129	2,793
Excess tax benefit from stock-based compensation	3	820
Purchases of treasury stock	(62,956)	(15,438)
Net cash used in financing activities	(17,824)	(11,825)

Effect of exchange rate changes on cash and cash equivalents	2,814	24

Net decrease in cash and cash equivalents	(6,689)	(10,461)
Cash and cash equivalents at beginning of period	105,183	81,301
Cash and cash equivalents at end of period	$98,494	$70,840

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods shown.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year nor for any future period.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2007, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The consolidated balance sheet presented in the accompanying condensed consolidated financial statements for December 31, 2007, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2007, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2.   Inventories

Inventories consisted of the following at:

	March 28, 2008	December 31, 2007

Raw materials	$1,086	$1,394
Work-in-process	320	1,058
Finished goods	28,967	27,651
Inventories	$30,373	$30,103

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,482 and $7,328 as of March 28, 2008 and December 31, 2007, respectively.

Note 3.   Equity and Treasury Stock

Stock option exercises and restricted stock unit (RSU) vesting — Shares of our common stock issued as a result of option exercises totaled 17,000 shares during the quarter ended March 28, 2008 and 136,000 shares during the quarter ended March 30, 2007.  In the first quarter of 2008, a total of 545,000 restricted stock units vested.  On the issuance of these shares, 159,000 shares were withheld for taxes, resulting in issuance of 386,000 shares, net of tax withholding.  In the first quarter of 2007, a total of 329,000 restricted stock units vested.  On the issuance of these shares, 96,000 shares were withheld for taxes, resulting in issuance of 233,000 shares, net of tax withholding.

Stock repurchases — We repurchased 3,912,000 shares of our common stock during the quarter ended March 28, 2008 at a cost totaling $62,956.  We repurchased 487,000 shares of our common stock during the quarter ended March 30, 2007 at a cost totaling $15,438. These treasury shares were purchased on the open market through various brokers under the stock re-purchase plan previously approved by our Board of Directors.   During the first quarter of 2008, our Board authorized the purchase of an additional 4,000,000 shares under our program.  As of March 28, 2008, we are authorized to repurchase an additional 2,400,000 shares under this program.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

RSUs granted — During the first quarter of 2008, our Compensation Committee approved the grant of 172,000 time-based and 184,000 market condition-based restricted stock units to our officers and directors (see note 13).

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  Comprehensive income for the three months ended March 28, 2008 and March 30, 2007 is as follows:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Comprehensive income
Net income	$731	$746
Unrealized gains on investments	—	37
Unrealized gains (losses) on cash flow hedge	(249)	(38)
Foreign currency translation adjustment	2,107	80
Total comprehensive income	$2,589	$825

As of March 28, 2008 and December 31, 2007, total accumulated other comprehensive income was 3,987 and $2,130, respectively.

Note 5.   Earnings Per Share (share data in thousands)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 28, 2008
Basic EPS
Net income available to common stockholders	$731	46,233	$0.02
Effect of Dilutive Securities
Stock options and unvested RSUs	—	384	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$731	46,617	$0.02

For the three months ended March 30, 2007
Basic EPS
Net income available to common stockholders	$746	50,733	$0.01
Effect of Dilutive Securities
Stock options and unvested RSUs	—	1,153	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$746	51,886	$0.01

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.
Anti-dilutive options totaled 4,365 and 2,130 as of March 28, 2008 and March 30, 2007, respectively.

Note 6.   Segment Reporting

In the first quarter of 2008, we dissolved our Desktops Solutions Division (DSD).  DSD’s results were previously reported within our Other Business Units.  The related revenue and expenses of this business unit have not been material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Accordingly, we will continue to report historical results for DSD within our Other Business Units.  In addition, no goodwill was allocated to this business unit and all related intangibles were fully amortized prior to the dissolution of the business unit, so there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit. Costs associated with the dissolution of DSD are included in retirement and restructuring expenses for the first quarter of 2008.  Retirement and restructuring expenses includes costs relate to severance charges incurred due to the termination of certain research and development activities and also include the retirement costs for our former CEO.

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

	For the three months ended
	March 28, 2008	March 30, 2007
Net revenue:
Management Systems	$107,731	$105,104
LANDesk	29,193	23,859
Other business units	3,699	4,219
Corporate and unallocated	776	750
Amortization of fair value adjustment to LANDesk deferred revenue	—	(781)
Total net revenue	$141,399	$133,151

	For the three months ended
	March 28, 2008	March 30, 2007
Operating income (loss):
Management Systems	$26,432	$25,911
LANDesk	610	(536)
Other business units	(1,072)	(3,151)
Corporate and unallocated costs	(6,615)	(3,613)
Amortization of fair value adjustment to LANDesk deferred revenue	—	(781)
Amortization of intangibles	(10,304)	(11,657)
Retirement and restructuring expenses	(2,356)	—
Stock-based compensation expense	(4,553)	(3,661)
Total income from operations	2,142	2,512

Other expense	(486)	(1,672)
Income before provision for income taxes	$1,656	$840

Sales by product line for Management Systems and LANDesk for the three months ended March 28, 2008 and March 30, 2007 are as follows:

	For the Three Months Ended
	March 28, 2008	March 30, 2007
Management Systems net revenue:
KVM	$78,926	$80,688
Serial management	12,719	11,286
Embedded software and solutions	8,347	7,577
Other	7,739	5,553
Total Management Systems net revenue	$107,731	$105,104

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

	For the Three months ended March 28, 2008	For the Three months ended March 30, 2007
LANDesk net revenue:
Licenses and royalties	$17,042	$13,376
Maintenance and services	12,151	10,483
Total LANDesk net revenue	$29,193	$23,859

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first quarter of 2008 or 2007.

Following is a presentation of long-lived assets as of March 28, 2008 and December 31, 2007:

	March 28, 2008	December 31, 2007
Long-lived assets:
United States	$25,825	$26,266
International	11,125	11,032
Total	$36,950	$37,298

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of March 28, 2008, we had three open forward contracts with an approximate fair value of $20.  As of December 31, 2007, we had three open forward contracts with an approximate fair value of $8.

In 2006, we entered into an interest rate swap agreement with a notional amount of $125,000.  The notional amount of the interest rate swap was $60,000 as of March 28, 2008.  The objective of the rate swap agreement is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on the line of credit.  The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party. We anticipate that the hedge will be settled upon maturity and it is being accounted for as a cash flow hedge. The interest rate swap is recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At March 28, 2008, we recorded an unrealized loss on the swap, net of tax, of $640 in accumulated OCI. There was no ineffectiveness in the quarter, and we anticipate no significant ineffectiveness throughout the remainder of 2008.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	March 28, 2008		December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$56,840	$20,206	$56,840	$17,292
Internally developed software for resale	21,900	5,779	21,900	4,867
Patents and trademarks	30,795	7,655	30,670	6,590
Customer base and certifications	99,938	29,514	99,878	25,496
Maintenance contracts	9,600	3,040	9,600	2,560
Non-compete agreements	10,624	6,304	10,624	5,432
Other	2,310	1,796	2,310	1,603
	$232,007	$74,294	$231,822	$63,840

For the three months ended March 28, 2008 and March 30, 2007, amortization expense for other intangible assets was $10,454 and $11,747, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2008, remainder	$32,103
2009	$37,757
2010	$34,724
2011	$26,272
2012	$17,112
Thereafter	$9,745

There were no changes in the carrying amount of goodwill among the business units for the three months ended March 28, 2008.

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the three months ended March 28, 2008 is as follows:

Balance, January 1, 2008	$1,854
Accruals for product warranties issued during the period	2,029
Settlements made during the period	(2,087)
Balance, March 28, 2008	$1,797

Deferred revenue related to our extended warranty for hardware products program was $5,726 at March 28, 2008 and $5,388 at December 31, 2007.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $915 during the three months ended March 28, 2008.  In addition, we recorded new extended warranties of $1,253 during the three months ended March 28, 2008.

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. As of March 28, 2008, deferred revenue was $64,338, of which approximately $62,641 related to LANDesk.  As of December 31, 2007, deferred revenue was $60,647, of which approximately $59,078 related to LANDesk.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 10. Income Taxes

The effective tax rate in the first quarter of 2008 was 55.9% compared to an effective tax rate of 11.2% in the first quarter of 2007.  The provision for income taxes was $925 for the first quarter of 2008, compared to $94 in the first quarter of 2007.  The increase in the effective tax rate was primarily the result of the expiration of the U.S. Research and Development Tax Credit, which as of March 28, 2008 has not been reinstated, expenses related to stock options, and a net increase in our reserves for uncertain tax positions.

As of March 28, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,297, of which $3,535, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $241 of such expenses in the first quarter of 2008.  As of March 28, 2008, we had accrued interest payable related to the unrecognized tax benefits of $2,201.

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

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, the IRS proposed certain adjustments relating primarily to transfer pricing, increasing our tax liabilities for those periods.  We have reached a negotiated settlement with the IRS concerning those adjustments resulting in an additional tax payment of $6,600, which we had previously accrued and was paid during the first quarter of 2008.   We anticipate that a payment for interest will be made not to exceed $1,500 (which we have accrued) by the end of the second quarter of 2008.  We do not anticipate that this payment would result in a material change to our financial position.

Note 11. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 28, 2008:

		Fair Value Measurements at March 28, 2008
	Total Carrying Value at March 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$1,016	$—	$1,016	$—

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared  using the closing mid-market rate/price environment on March 28, 2008, using proprietary models, available market data and reasonable assumptions.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

Note 12.  Legal Matters

In March 2006, TFS Electronic Manufacturing Services, Inc. (TFS) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding was commenced against us in the TFS bankruptcy case in an effort to disallow our bankruptcy claim against TFS in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs from us.  In late April 2008, we entered into a Settlement Agreement with TFS and are awaiting Bankruptcy Court approval of the Settlement Agreement.  The settlement was not material to our financial statements but was included within the results for the quarter ended March 28, 2008.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  That re-examination is currently underway.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9,500 for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals.  Discovery is currently underway.

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

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc.  The complaint alleges infringement of a Gemini patent through the sales of a LANDesk product.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Avocent Corporation was dismissed from the lawsuit in January 2008, and we have made a claim for indemnification against the LANDesk escrow account.  In April 2008, the District Court stayed the action pending a review of the Gemini Patent by the Patent and Trademark Office.

We acquired LANDesk Group Limited, a privately-held company, in August 2006, and the acquisition agreements provided for total initial consideration of approximately $407 million and a potential earn-out payment to the former shareholders of LANDesk of up to $60 million if LANDesk achieved specified revenue targets for the full year of 2006.  Based on LANDesk’s 2006 revenue results, we concluded that LANDesk did not achieve the minimum revenue target required to cause any earn-out payment and that no earn-out was earned or payable.  Accordingly, we did not pay, and have not accrued for, any earn-out payment.  The Shareholder Representative for the former shareholders of LANDesk instituted the arbitration procedure described in the acquisition agreements and is challenging our conclusion that no earn-out was earned or payable.

We intend to vigorously defend each of these matters, but the outcome of any claim, litigation, or proceeding is always inherently uncertain.  Based on the facts and circumstances currently known to us, we believe that resolution of the foregoing matters will not materially affect our operations, financial condition, or cash flows.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 13. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). See Note 11 for additional discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We have adopted SFAS 159 and have elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) revises the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  FAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  The application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.

Note 14. Subsequent Events

During the period from March 26, 2008 through March 28, 2008, we purchased 88,000 additional shares of our common stock under our share repurchase program for a total cost of $1,493.  However, as these transactions settled after March 28, 2008, we will record these trades as occurring in the second quarter of 2008.

During the second quarter of 2008 our Compensation Committee approved the grant of 525,000 time-based and 196,000 market conditioned-based restricted stock units to our employees (see Note 3).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND IN OTHER PARTS OF THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT PLATFORMS AND OUR  ABILITY TO RESUME GROWTH IN OUR OVERALL BUSINESS; STATEMENTS REGARDING INCREASED SALES OF OUR DIGITAL PRODUCTS AND EMBEDDED SOLUTIONS AND THEIR ABILITY TO OFFSET PRICE DECLINES AND COMPETITIVE FACTORS; STATEMENTS REGARDING OUR ANTICIPATED FUTURE GROSS MARGINS, RESEARCH AND DEVELOPMENT EXPENSES, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES; AND STATEMENTS REGARDING THE OUTCOME OF, AND OUR LEGAL COSTS FOR, PATENT AND OTHER LEGAL CLAIMS LITIGATION AND PROCEEDINGS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

For a more complete description of our products, technologies and markets, please refer to our Form 10-K, which was filed on February 21, 2008.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our switching systems on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers. Sales to our branded customers accounted for 66% of sales in the first quarter of 2008 and 64% of sales in the first quarter of 2007.  Sales to our OEM customers accounted for 34% of sales in the first quarter of 2008 and 36% of sales in the first quarter of 2007.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 46% and 44% of sales in the first quarter of 2008 and 2007, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 52% and 55% of first quarter sales in 2008 and 2007, respectively.  No foreign country accounted for more than 10% of sales in the first quarter of 2008 or 2007.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and RSUs.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the first and second quarters of 2008, our Board of Directors granted both time-based and market condition-based restricted stock units (RSUs) with two and three year vesting. Awards with similar terms were also granted in the second quarter of 2007.

In the first quarter of 2008, we discontinued our Desktop Solutions business unit and transferred some of its personnel and a portion of its technology into Management Systems.  We believe our remaining business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.

Our largest business unit, Management Systems, comprised 76% of our consolidated net revenue in the first quarter of 2008 and 79% in 2007.  LANDesk contributed 21% of net revenue to the first quarter of 2008 and 17% in 2007.  Our other business units and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2008 and 2007.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	For the three months ended
	March 28, 2008	March 30, 2007
Net sales	100.0%	100.0%
Cost of sales	35.5	39.2
Gross profit	64.8	60.8
Operating expenses:
Research and development expenses	16.5	15.7
Selling, general and administrative expenses	39.0	36.5
Retirement and restructuring expenses	2.1	—
Amortization of intangible assets	5.3	6.7
Total operating expenses	62.9	58.9

Income from operations	1.6	1.9
Net investment income	0.6	0.7
Interest expense	(1.3)	(1.7)
Other income (expense), net	0.3	(0.2)
Income before provision for income taxes	1.2	0.7
Provision for income taxes	0.7	0.1
Net income	0.5%	0.6%

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

	For the three months ended
	March 28, 2008	% of Sales	March 30, 2007	% of Sales
Net sales, customer distribution:
Branded	$93,663	66%	$85,044	64%
OEM	47,736	34%	48,107	36%

	$141,399	100%	$133,151	100%

The 6.2% growth in sales was primarily the result of increased branded sales across our geographic regions, which served to offset a slight decline in our OEM sales.  Branded sales in EMEA and Asia both grew approximately 19% in the first quarter of 2008 from the first quarter of 2007.  Although our OEM sales were down slightly by approximately 1% from the first quarter of 2007, OEM sales did grow 10% in EMEA and 8% in Asia in the first quarter of 2008.  We attribute the strength in our foreign markets partly to the decline in value of the dollar as compared to the other currencies, increasing the purchasing power of these currencies, as many of our international sales transactions are in dollars.

	For the three months ended
	March 28, 2008	% of Sales	March 30, 2007	% of Sales
Business unit net sales:
Management Systems	$107,731	76%	$105,104	79%
LANDesk	29,193	21%	23,859	18%
Other business units	3,699	3%	4,219	3%
Corporate and unallocated	776	—	750	—
Amortization of fair value adjustment to LANDesk deferred revenue	—	—	(781)	—

	$141,399	100%	$133,151	100%

Our Management Systems business unit is comprised of our traditional KVM products, our serial products and our embedded software and solutions products.  Management Systems sales increased approximately 3% in the first quarter 2008 compared to the first quarter of 2007, led by slight improvements in our serial and embedded software products, especially in our overseas markets.  Our KVM products sales were down slightly in the first quarter 2008 from the first quarter of 2007 primarily as a result of the slower OEM sales experienced in the U.S.  Sales were also affected by price reductions on certain older analog products.  Sales by product line for Management Systems for the three months ended March 28, 2008 and March 30, 2007 are as follows:

	For the three months ended
	March 28, 2008	March 30, 2007
Management Systems, net revenue:
KVM	$78,926	$80,688
Serial management	12,719	11,286
Embedded software and solutions	8,347	7,577
Other	7,739	5,553
Total Management Systems net revenue	$107,731	$105,104

LANDesk revenue and bookings are comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support agreements related to LANDesk Management Suite.  Compared to the first quarter of 2007, LANDesk revenues increased 22 % and bookings increased 32% during the first quarter of 2008.   LANDesk’s growth in bookings in the first quarter 2008 was attributable to new license sales of the LANDesk Management Suite and new subscriptions of the LANDesk Security Suite.  LDMS products grew to $16.7 million in the first quarter of 2008 from $13.3 million in the first quarter of 2007, while security products grew to $6.3 million in the first quarter of 2008 from $5.6 million in the first quarter of 2007.  The growth in subscription and maintenance revenue also results in an increase to deferred revenue recorded on the balance sheet.  Deferred revenue increased to $70.1 million at March 28, 2008 from $66.1 million at December 31, 2007.  Sales by product line for LANDesk for the three months ended March 28, 2008 and March 30, 2007 are as follows:

	For the three months ended
	March 28, 2008	March 30, 2007
LANDesk net revenue:
Licenses and royalties	$17,042	$13,376
Maintenance and services	12,151	10,483
Total LANDesk net revenue	$29,193	$23,859

International sales grew 13% in 2008 from 2007, while sales within the United States grew less than 1% in 2008 from 2007.  As mentioned previously, our OEM and branded businesses were both strong in EMEA and Asia, but only our branded business was up in North America.  The growth experienced in our North America branded business was enough to partially offset the declines in our North America OEM business.

	For the three months ended
	March 28, 2007	% of Sales	March 30, 2007	% of Sales
Net sales, geographical distribution:
United States	$74,218	52%	$73,797	55%
International	67,181	48%	59,354	45%

	$141,399	100%	$133,151	100%

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

	For the three months ended
	March 28, 2008	Gross Margin %	March 30, 2007	Gross Margin %
Management Systems	$66,514	61.7%	$61,670	58.7%
LANDesk	25,339	86.8%	20,965	87.9%
Other business units	1,548	41.8%	1,292	33.9%
Corporate and unallocated	744		731
Stock-based compensation	(244)		(179)
Intangible amortization – LANDesk software	(2,767)		(2,683)
Amortization of fair value adjustment to LANDesk deferred revenue	—		(781)
Gross profit dollars and margin %	$91,134	64.5%	$81,015	60.8%

The improvement in gross margin resulted primarily from the increased sales across all business units, particularly at LANDesk and Management Systems.  LANDesk sales grew 22% in the first quarter of 2008 compared to the first quarter of 2007.  The gross margins for LANDesk software products are significantly higher than the remainder of our business.  Therefore, the increase in LANDesk’s sales directly increased our consolidated gross margin for the first quarter of 2008 compared to the first quarter of 2007.  Management Systems revenue increased 3% in the first quarter of 2008 compared to the first quarter of 2007.  In addition to increased sales, Management Systems experienced a change in product mix and reduced excess and obsolete inventory provisions in the first quarter of 2008 compared to the first quarter of 2007.

Operating expenses.

	For the three months ended
	March 28, 2008	% of Sales	March 30, 2007	% of Sales

Research and development expense	$23,367	16.5%	$20,881	15.7%
Selling, general, and administrative expense	55,119	39.0%	48,660	36.5%
Retirement and restructuring expenses	2,971	2.1%	—	—
Amortization of intangible assets	7,535	5.3%	8,962	6.7%

Total operating expenses	$88,992	62.9%	$78,503	58.9%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D increased 12% in the first quarter of 2008 from the first quarter of 2007. The increase in R&D expense is primarily attributable to the impact of our continued investment in targeted integrated R&D projects, including Avocent Management Platform, real-time visualization and power management, which leverage technology from both Management Systems and LANDesk.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses increased 13% in the first quarter of 2008 from the first quarter of 2007. The increase in selling, general and administrative expenses was attributed primarily to increased sales commissions as a direct result of increased sales for the period.  We also experienced higher legal expenses during the first quarter of 2008 as compared to the first quarter of 2007 in association with various patent and legal cases.

Retirement and restructuring expenses.  Retirement and restructuring expenses for the first quarter of 2008 relate to severance charges incurred due to the termination of certain research and development activities and include the retirement costs for our former CEO.

Amortization of intangible assets.  Amortization of $7.5 million in the first quarter of 2008 included the amortization of intangible assets created as a result of the acquisitions of Sonic Mobility, Cyclades, and LANDesk.  Amortization of $9.0 million in the first quarter of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk.  The decrease in amortization expense relates primarily to fully amortizing certain intangible assets in 2007 recorded in relation to the OSA acquisition in 2004.

Stock-based Compensation.  We allocate stock-based compensation expense based on the department in which an employee works.  Stock compensation expenses for the first quarter 2008 and 2007 were as follows:

	For the three months ended
	March 28, 2008	% of Sales	March 30, 2007	% of Sales
Stock-based compensation:
Cost of sales	$244		$179
Research and development expense	1,015		1,116
Selling, general and administrative expense	2,679		2,366
Retirement and restructuring expense	615		—

	$4,553	3.3%	$3,661	2.8%

Stock-based compensation increased 24% in the first quarter 2008 from the first quarter 2007 primarily as a result of recording $615,000 of charges associated with the acceleration of vesting for certain RSU’s and other equity related charges for the retirement of our former CEO.  Additionally, during the first quarter of 2008 our Compensation Committee approved the grant of time-based and market condition-based restricted stock units to our officers, and directors, which also increased the stock-based compensation.  The awards will vest over two or three years and in some cases are subject to the achievement of certain performance goals.

Net investment income.  Net investment income increased slightly to $897,000 in the first quarter of 2008 as compared to $879,000 in the first quarter of 2007.

Interest expense.  Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006, which we used to finance a portion of the LANDesk acquisition and share repurchases. Interest expense declined to $1.8 million in the first quarter 2008, compared to $2.2 million in the first quarter of 2007 due to lower borrowings and lower interest rates on our line of credit.  The balance on our line of credit decreased to $140 million as of March 28, 2008 compared to $150 million as of March 30, 2007.

Other income (expense), net.  Net other income (expense) improved from an expense of $317,000 in the first quarter of 2007 to income of $455,000 in the first quarter of 2008.  The improvement is the result of increased net foreign currency translation gains of approximately $680,000 over the comparative periods.

Provision for income taxes.  The effective tax rate in the first quarter of 2008 was 55.8% compared to an effective tax rate of  11.2% in the first quarter of 2007.  The provision for income taxes was $925,000 for the first quarter of 2008, compared to $94,000 in the first quarter of 2007.  The increase in the effective tax rate was primarily the result of the expiration of the U.S. Research and

Development Tax Credit, which as of March 28, 2008 has not been reinstated, expenses related to stock options, and additions in our reserves for uncertain tax positions less other reductions adjusted for accrued interest expense net of federal benefit.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As of March 28, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.3 million of which $3.5 million, if recognized, would affect the effective tax rate.

Net income.  Net income for the first quarter of 2008 was $731,000 compared to $746,000 for the first quarter of 2007, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the first quarter of 2008 was 0.5%, compared to 0.6% for the first quarter of 2007.

Liquidity and Capital Resources

As of March 28, 2008, our principal sources of liquidity consisted of $98 million in cash and cash equivalents and a $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  We plan to use borrowings under the line of credit to continue funding the purchase of shares in 2008 under our stock repurchase program and for strategic acquisitions of technologies or companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.  The line of credit currently bears an interest rate of LIBOR plus 70 basis points.  There was $140 million outstanding under the line of credit as of March 28, 2008.  We classify the entire obligation as long-term as it carries a five year term and has no payment schedule.  We expect to repay the borrowings from future cash flows from operations.  A summary of our cash flows is as follows:

	Three months ended
	March 28, 2008	March 30, 2007
Total cash provided by (used in):
Operating activities	$4,701	$17,844
Investing activities	3,620	(16,504)
Financing activities	(17,824)	(11,825)
Effect of exchange rate changes on cash	2,814	24
Decrease in cash and cash equivalents	$(6,689)	$(10,461)

The decline in cash flow from operations in the first quarter of 2008 was primarily the result of significant decreases in accounts payable, accrued wages and commissions and income taxes payable, which were offset by higher accounts receivable collections during the first quarter of 2007.  During the first quarter of 2008, we paid $6.0 million to the Internal Revenue Service related to settling previously accrued federal income tax matters.  Additionally, our accounts payable declined by $6.0 million as a result of the timing of inventory receipts and subsequent payments in the first quarter of 2008 compared to the fourth quarter of 2007.  We received a substantial portion of our inventory later in the fourth quarter of 2007 than in the first quarter of 2008, resulting in a higher accounts payable balance at December 31, 2007.  We received our shipments earlier in the first quarter of 2008, which required us to remit payments for the resulting accounts payable prior to March 28, 2008.  Our accounts receivable decreased $3.5 million from December 31, 2007 to March 28, 2008 as a result of continued improved cash collections.

Our days sales outstanding (DSO) improved to 63 days at the end of the first quarter 2008 compared to 67 days at the end of the first quarter of 2007.  DSO improved as a result of higher sales in the first quarter of 2008 compared to the first quarter of 2007 and to continued improved cash collections at each of our locations.  Inventories increased slightly from December 31, 2007 to March 28, 2008.  However, our inventory turns improved to 5.7 at the end of the first quarter of 2008 compared to 4.6 at the end of the first quarter of 2007, primarily as a result of our higher sales volume experienced in the first quarter of 2008.

Our investing activities produced $3.6 million of positive cash flow in the first quarter of 2008, primarily as we converted matured investments to cash for use in paying down our borrowings under the outstanding line of credit and for purchase of our treasury shares.  Our investing activities in the first quarter of 2007 included cash payments for investment purchases.

Our financing activities used the cash provided by operations and investing activities, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first quarter of 2008 at a cost totaling $63 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of March 28, 2008 we have approximately 2.4 million shares available for purchase under the program.

We may use a portion of our cash and cash equivalents or our line of credit for strategic acquisitions of technologies and companies that will enhance and complement our existing technologies and help increase our sales.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases along with the related inventory assets are typically recognized upon our receipt of the products.  We also have at any point in time a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2007 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At March 28, 2008, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.  Our line of credit balance increased to $140 million at March 28, 2008 from $95 million at December 31, 2007.  The increase in our level of borrowings, if sustained at the higher level, will result in higher interest payments in future periods.

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

	Three months ended
Non-GAAP Operational Measures	March 28, 2008	March 30, 2007

Operational net sales	$141,399	$133,932
Operational gross profit	$91,145	$84,658
Operational operating income	$16,999	$18,611
Operational net income	$12,660	$12,713
Operational diluted earnings per share	$0.27	$0.25

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

•                  The non-GAAP net income operational measure consists of GAAP net income, adjusted by the non-GAAP operational measures described above and the tax effects of these non-GAAP operational measures.

•                  The non-GAAP earnings per share operational measure is calculated by dividing the non-GAAP net income operational measure described above by GAAP weighted average basic and diluted shares outstanding.

We provide the following reconciliations between GAAP and our operational measures:

	For the three months ended March 28, 2008
	GAAP Financial Measures	Stock-based Compensation	Purchase Accounting Adjustments	Non-GAAP Operational Measures

Operational net sales	$141,399	—	—	$141,399
Operational gross profit	$91,134	244	2,767	$94,145
Operational operating income	$2,142	4,553	10,304	$16,999
Operational net income	$731	3,491	8,438	$12,660
Operational diluted earnings per share	$0.02	0.07	0.18	$0.27

	For the three months ended March 30, 2007
	GAAP Financial Measures	Stock-based Compensation	Purchase Accounting Adjustments	Non-GAAP Operational Measures

Operational net sales	$133,151	—	781	$133,932
Operational gross profit	$81,015	179	3,464	$84,658
Operational operating income	$2,512	3,661	12,438	$18,611
Operational net income	$746	2,656	9,311	$12,713
Operational diluted earnings per share	$0.01	0.06	0.18	$0.25

We believe that excluding depreciation and amortization associated with purchase accounting adjustments as well as the tax impact of certain purchase accounting elections for prior acquisitions provides meaningful supplemental information and an alternative presentation useful to investors’ understanding our core operating results and trends between periods.  Not only are these depreciation and amortization and tax impact adjustments based on amounts assigned in purchase accounting that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

Similarly, we believe that excluding stock-based compensation expense provides meaningful supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends, especially when comparing those results on a consistent basis to results for previous periods and anticipated results for future periods.

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

These non-GAAP operational measures have historically been used as key performance metrics by our senior management as they evaluate both the performance of the consolidated financial results as well as those of individual business segments.  These non-GAAP operational measures are reviewed individually as well as in total in measuring our performance against internal and external expectations for the period and the expectations for such key non-GAAP operational measures are the basis for any financial guidance provided by management for future periods.  We believe that the use of each of these non-GAAP financial measures provides enhanced consistency and comparability with our past financial reports, and also facilitates comparisons with other companies in our industry, many of which use similar non-GAAP financial measures to supplement their GAAP results.  We provide this information to investors to enable them to perform additional analyses of past, present and future operating performance, compare us to other companies, and evaluate our ongoing financial operations.

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

These non-GAAP operational measures, including net sales, gross profit, operating income, operational net income, and operational earnings per share are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness.  These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP.  In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies.  As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to operational measures.  We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.  Some of the limitations in relying on our non-GAAP financial measures are:

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

Recently Issued Accounting Standards and Regulatory Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-

effect adjustment to retained earnings as of the date of initial adoption.  We have adopted SFAS 159 and have elected not to measure any additional financial instruments or other items at fair value.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.

Updates to Critical Accounting Estimates

As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first three months of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 2 inputs, as defined under SFAS 157. The fair value measurement is prepared  using the closing mid-market rate/price environment on March 28, 2008, using proprietary models, available market data, and reasonable assumptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit, which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a remaining notional amount of $60 million, through a well established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of March 28, 2008, we had three open forward contracts with an approximate fair value of $20,000.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of March 28, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended March 28, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

In March 2006, TFS Electronic Manufacturing Services, Inc. (TFS) filed a Third-Party Complaint and an Objection to Claim of Avocent Corporation with the United States Bankruptcy Court, District of Arizona.  As a result of the complaint, an adversary proceeding was commenced against us in the TFS bankruptcy case in an effort to disallow our bankruptcy claim against TFS in its entirety.  TFS also seeks damages in an undetermined amount for our alleged breach of contract, negligence, negligent misrepresentations, breaches of warranty, unjust enrichment, disparagement of TFS’ business, and quantum merit.  TFS is seeking recovery of actual damages, punitive damages, attorneys’ fees, pre- and post-judgment interest, costs from us.  We have entered into a Settlement Agreement with TFS and we are awaiting Bankruptcy Court approval.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  That re-examination is currently underway.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against us in the Circuit Court of Madison County, Alabama, seeking $9,500 for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals.  Discovery is currently underway.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against us are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted, and we have appealed that ruling to the Federal Circuit Court of Appeals.  Oral arguments were held in February 2008.

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc.  The complaint alleges infringement of a Gemini patent through the sales of a LANDesk product.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Avocent Corporation was dismissed from the lawsuit in January 2008, and we have made a claim for indemnification against the LANDesk escrow account.  In April 2008, the District Court stayed the action pending a review of the Gemini Patent by the Patent and Trademark Office.

We acquired LANDesk Group Limited, a privately-held company, in August 2006, and the acquisition agreements provided for total initial consideration of approximately $407 million and a potential earn-out payment to the former shareholders of LANDesk of up to $60 million if LANDesk achieved specified revenue targets for 2006.  Based on LANDesk’s 2006 revenue results, we concluded that LANDesk did not achieve the minimum revenue target required to cause an earn-out payment and that no earn-out was earned or payable.  Accordingly, we did not pay, and have not accrued, for any earn-out payment.  The Shareholder Representative for the former LANDesk shareholders instituted the arbitration procedure described in the acquisition agreements and is challenging our conclusion that no earn-out was earned or payable. We intend to vigorously defend our position in such arbitration but can give no assurance relative to the outcome of that proceeding.

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

•	Difficulty in completing projects associated with acquired in-process research and development;

•	Incurring amortization expense related to certain intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•	Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other stock awards to employees issued by the acquired company;

•	Overpayment for any acquisition or investment or unanticipated costs or liabilities;

•	Assumption of liabilities of the acquired company, including any potential intellectual property infringement claims or other litigation and any unrecorded tax obligations; and

•	Incurring substantial write-offs, restructuring charges, interest expense, amortization, and transactional expenses.

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

Our hardware products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and third-party software or technology, and continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing industry trends and customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, competitive products, product localization, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

We have limited protection of proprietary rights and face risks of third-party infringements.

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

•	Increased price competition;

•	Changes in product costs and sales discounts;

•	Changes in raw materials, freight, regulatory, certification, import or export expenses, tariffs, and labor costs;

•	Introduction of new products, services, business models, and technologies by us and by our competitors;

•	The level of and costs for third-party technology and code used in our software products; and

•	The level of and costs for outsourcing of our manufacturing and assembly services for our hardware products.

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

We have limited ability to control quality issues (particularly with respect to faulty components manufactured by third parties), and we depend upon suppliers to deliver components that are free from defects, competitive in functionality and cost, and in compliance with specifications and delivery schedules.  Disruption in supply, a significant increase in the cost of one or more components, failure of a third-party supplier to remain competitive in functionality or price, or the failure of a supplier to comply with any of our procurement needs could delay or interrupt our ability to manufacture and deliver our products to customers on a timely basis, thereby delaying our revenue recognition and adversely affecting our business, financial condition, and results of operations.

We rely on third-party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of some of our products.  These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including the economic and financial viability of these manufacturers, reduced control over product quality, delivery schedules, manufacturing yields, and costs.  Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, we are primarily responsible to our customers for warranty obligations.

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

Our software products are designed for use with specific third-party platforms, systems, and applications.  We believe the breadth of our integration with such platforms, systems and applications is a significant competitive advantage.  Any significant change in these third-party products could result in the loss of interoperability or compatibility with our products, making our products less attractive, increasing our research and development costs in order to modify our products, license new solutions, or develop new products, and potentially harming our future revenue.  Our failure to anticipate, manage and adapt to these risks could result in significant delays in our product releases, changes in our product roadmaps, loss of current customers for whom the lost compatibility is an issue, and damage to our operating results.

Our software products include licensed third-party content or code upon which we rely for the interoperability, integration, development, or updates of our products, and disruption of our access to such code or content could delay product releases, inhibit our compatibility with third-party products, and harm our business.

The principal components of our software products are proprietary code and content.  We do, however, rely on some licensed third-party code, content, or other intellectual property, and we expect to use such third-party code, content, or intellectual property in future products. Although we believe that there are usually adequate alternative sources for the third-party technology licensed to us, any significant interruption in the availability of these third-party software products on commercially acceptable terms or any defects in these products could delay development of future products or enhancement of our future products and harm our revenue.  Use of such third-party code, content, or other intellectual property presents risks such as:

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

•                                          Quality, warranty, and support terms vary dramatically when licensing third-party code, content, or other intellectual property and we have limited ability to control quality issues with third-party code, content, or other intellectual property and must we depend on our own research and development personnel to evaluate and select third-party code, content, or other intellectual property that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third-party code, content, or other intellectual property to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

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

We have historically used stock options and are currently using restricted stock units, including both time-based,  performance-based and market conditioned-based shares, as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options are fully vested, but most of these outstanding and vested options are currently underwater.  This could affect our ability to retain present employees.  In addition, we are now required to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to make equity awards to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.

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

In January 2008, John R. Cooper, our Chief Executive Officer and the Chairman of the Board of Directors, announced his resignation, effective March 31, 2008.  His resignation and the transition to a new chief executive officer could create uncertainty and confusion among our employees, customers, and stockholders.  In addition, the process of identifying Mr. Cooper’s successor could distract us and adversely affect or delay customer purchase decisions or decisions about the strategic direction of our business and raise concerns among our employees, customers, and stockholders, all of which could affect our sales, profitability, or results of operations.

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

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-

expanded stock repurchase program.  We may increase this line of credit or seek other credit lines in the future.  The balance on our line of credit was $140 million as of March 28, 2008.  Interest expense on borrowings and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a remaining notional amount of $60 million, through a well established financial institution.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004 our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock.  Our Board has approved a total of 19 million shares to be repurchased under this program, including 4 million additional shares approved by our Board in January 2008.  The plan has no expiration date.  Details of purchases made during the quarter ended March 28, 2008 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2008 — January 25, 2008	1,587,575	$15.59	14,287,575	4,712,425
January 26, 2008 — February 22, 2008	1,462,425	$16.56	15,750,000	3,250,000
February 23, 2008 — March 28, 2008	862,300	$16.22	16,612,300	2,387,700
Quarter ended March 28, 2008	3,912,300	$16.09

Approximately 159,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first quarter of 2008 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 159,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

During the period from March 26, 2008 through March 28, 2008, we purchased 88,000 additional shares of our common stock under our share repurchase program for a total cost of $1.5 million.  However, as these transactions settled after March 28, 2008, we will record these trades as occurring in the second quarter of 2008.

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

AVOCENT CORPORATION
(Registrant)

Date:	May 6, 2008	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)