Form 10-Q
period 2008-06-27
AVOCENT CORP
filed 2008-08-06
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2008 or

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

As of July 31, 2008, the number of outstanding shares of the Registrant’s Common Stock was 44,795,253.

AVOCENT CORPORATION

FORM 10-Q

June 27, 2008

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	June 27,	June 29,	June 27,	June 29,
	2008	2007	2008	2007
Net sales:
Products and services	$133,184	$125,407	$250,766	$238,983
Licenses and royalties	25,998	24,818	49,815	44,393
Total net sales	159,182	150,225	300,581	283,376

Cost of sales:
Products and services	55,857	51,778	102,654	100,872
Licenses and royalties	668	598	1,369	957
Amortization of intangibles related to licenses and royalties	2,768	2,767	5,535	5,450
Total cost of sales (including stock compensation of $257 and $500 for the three and six months ended June 27, 2008; $301 and $480 for the three and six months ended June 29, 2007)	59,293	55,143	109,558	107,279

Gross profit	99,889	95,082	191,023	176,097

Research and development expenses (including stock compensation of $1,340 and $2,355 for the three and six months ended June 27, 2008; $1,391 and $2,506 for the three and six months ended June 29, 2007)	24,361	21,189	47,728	42,070
Selling, general and administrative expenses (including stock compensation of $2,622 and $5,302 for the three and six months ended June 27, 2008; $3,411 and $5,779 for the three and six months ended June 29, 2007)	57,445	52,442	112,564	101,102
Restructuring and retirement expenses (including stock compensation of $1,904 and $2,519 for the three and six months ended June 27, 2008)	4,730	—	7,701	—
Amortization of intangible assets	7,617	7,581	15,152	16,543
Total operating expenses	94,153	81,212	183,145	159,715

Income from operations	5,736	13,870	7,878	16,382

Net investment income	671	904	1,568	1,783
Interest expense	(1,810)	(2,268)	(3,647)	(4,502)
Other income (expense), net	(95)	15	360	(302)

Income before provision (benefit) for income taxes	4,502	12,521	6,159	13,361
Provision (benefit) for income taxes	1,059	(2,479)	1,985	(2,385)

Net income	$3,443	$15,000	$4,174	$15,746

Earnings per share:
Basic	$0.08	$0.30	$0.09	$0.31
Diluted	$0.08	$0.29	$0.09	$0.31
Weighted average shares used in computing earnings per share:
Basic	44,731	50,476	45,469	50,607
Diluted	45,378	51,158	46,126	51,457

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands, except per share data)

	June 27, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$116,933	$105,183
Investments maturing within one year	—	5,943
Accounts receivable, less allowance for doubtful accounts of $2,496 and $2,481 at June 27, 2008 and December 31, 2007, respectively	111,087	109,851
Other receivables	10,076	10,799
Inventories	27,926	30,103
Other current assets	4,500	4,399
Deferred tax assets, net	2,079	5,928
Total current assets	272,601	272,206

Property and equipment, net	36,991	37,298
Goodwill	584,949	584,949
Other intangible assets, net	148,535	167,982
Deferred tax asset, non-current	21,574	13,297
Other assets	2,484	2,701
Total assets	$1,067,134	$1,078,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,227	$20,031
Accrued wages and commissions	28,269	25,072
Accrued liabilities	32,586	30,630
Income taxes payable	11,811	14,950
Deferred revenue, current	59,057	54,738
Total current liabilities	150,950	145,421

Unsecured bank line of credit	130,000	95,000
Deferred revenue, non-current	10,021	11,325
Other non-current liabilities	338	1,025
Total liabilities	291,309	252,771

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; June 27, 2008 —54,375 shares issued and 44,748 outstanding; December 31, 2007 — 53,910 shares issued and 48,283 outstanding;	54	54
Additional paid-in capital	1,216,299	1,208,674
Accumulated other comprehensive income	4,943	2,130
Accumulated deficit	(214,545)	(218,719)
Treasury stock, at cost; June 27, 2008 — 9,627 shares; December 31, 2007 — 5,627 shares;	(230,926)	(166,477)
Total stockholders’ equity	775,825	825,662

Total liabilities and stockholders’ equity	$1,067,134	$1,078,433

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 27,	June 29,
	2008	2007

Cash flows from operating activities:
Net income	$4,174	$15,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,890	4,730
Amortization of intangible assets	21,033	22,208
Stock-based compensation	10,671	8,765
Amortization of premiums (discounts) on investments	—	(143)
Net loss on disposition of property and equipment	428	222
Excess tax benefit from stock-based compensation	(9)	(848)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,367)	16,113
Inventories	2,396	9,559
Other assets	1,324	499
Accounts payable	(899)	(1,498)
Accrued wages and commissions	3,197	(4,685)
Accrued other liabilities and deferred revenue	846	(955)
Income taxes, current and deferred	(7,807)	(12,254)
Net cash provided by operating activities	38,877	57,459

Cash flows from investing activities:
Purchase of other intangible assets	(1,921)	(3,425)
Purchases of property and equipment	(5,011)	(4,868)
Purchases of investments	—	(50,681)
Maturities and proceeds from sales of investments	5,942	60,085
Net cash provided by (used-in) investing activities	(990)	1,111

Cash flows from financing activities:
Borrowings (repayments) under unsecured line of credit, net	35,000	(35,000)
Proceeds from employee stock option exercises	633	3,533
Excess tax benefit from stock-based compensation	9	848
Purchases of treasury stock	(64,449)	(17,931)
Net cash used in financing activities	(28,807)	(48,550)

Effect of exchange rate changes on cash and cash equivalents	2,670	122

Net increase in cash and cash equivalents	11,750	10,142
Cash and cash equivalents at beginning of period	105,183	81,301
Cash and cash equivalents at end of period	$116,933	$91,443

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods shown.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year nor for any future period.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.  Beginning January 1, 2009 we will switch to reporting our quarterly periods based on three calendar months per quarter.

Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.          Inventories

Inventories consisted of the following at:

	June 27, 2008	December 31, 2007

Raw materials	$598	$1,394
Work-in-process	377	1,058
Finished goods	26,951	27,651
Inventories	$27,926	$30,103

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,288 and $7,328 as of June 27, 2008 and December 31, 2007, respectively.

Note 3.          Equity and Treasury Stock

We issued common stock as a result of stock option exercise activity during the three and six months ended June 27, 2008 and June 29, 2007 as follows:

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Stock option exercises	47,000	50,000	64,000	186,000

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

We issued common stock as a result of restricted stock unit (RSU) vesting activity during the three and six months ended June 27, 2008 and June 29, 2007 as follows:

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net RSUs issued
RSU’s vested	24,000	19,000	569,000	349,000
Shares withheld for tax	(9,000)	(7,000)	(168,000)	(104,000)
Net RSUs issued	15,000	12,000	401,000	245,000

Share repurchase activity during the three and six months ended June 27, 2008 and June 29, 2007 was as follows:

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007

Shares repurchased	88,000	100,000	4,000,000	587,000

RSUs granted — During the first six months of 2008, our Compensation Committee approved the grant of 728,000 time-based and 426,000 market condition-based or performance conditioned-based restricted stock units to our employees, officers and directors (see note 15).

RSUs accelerated — During the three and six months ended June 27, 2008, we accelerated 131,000 and 163,000 RSUs, respectively, in relation to our restructuring program (see Note 13).

Note 4.          Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives accounting for as cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  Comprehensive income for the six months ended June 27, 2008 and June 29, 2007 is as follows:

	Six months ended
	June 27, 2008	June 29, 2007

Net income	$4,174	$15,746
Unrealized gains on investments	—	73
Unrealized gains on cash flow hedges	446	355
Foreign currency translation adjustment	2,367	190
Total comprehensive income	$6,987	$16,364

As of June 27, 2008 and December 31, 2007, total accumulated other comprehensive income was $4,943 and $2,130, respectively.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 5.          Earnings Per Share (share data in thousands)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended June 27, 2008
Basic EPS
Net income available to common stockholders	$3,443	44,731	$0.08
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	647	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,443	45,378	$0.08

For the three months ended June 29, 2007
Basic EPS
Net income available to common stockholders	$15,000	50,476	$0.30
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	682	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,000	51,158	$0.29

For the six months ended June 27, 2008
Basic EPS
Net income available to common stockholders	$4,174	45,469	$0.09
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	657	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$4,174	46,126	$0.09

For the six months ended June 29, 2007
Basic EPS
Net income available to common stockholders	$15,746	50,607	$0.31
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	850	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,746	51,457	$0.31

Anti-dilutive options to purchase common stock outstanding and anti-dilutive RSUs were excluded from the calculations above. Anti-dilutive options and anti-dilutive RSUs totaled 4,451 and 4,169 for the three and six months ended June 27, 2008, respectively.  Anti-dilutive options and anti-dilutive RSUs totaled 2,203 and 2,207 for the three and six months ended June 29, 2007, respectively.

Note 6.          Segment Reporting

In the first quarter of 2008, we dissolved our Desktops Solutions Business Unit (DS) and transferred some of its personnel and a portion of its technology into Management Systems.  DS’ results were previously reported within our Other Business Units segment.  The related revenue and expenses of DS has not been material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit.  Accordingly, we will continue to report historical results for DS within our Other Business Units segment.  In addition, no goodwill was allocated to this business unit and all related intangible assets were fully amortized prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit. Costs associated with the dissolution of DS are included in retirement and restructuring expenses for the first quarter of 2008 (see Note 13).

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

We evaluate the performance of our segments based on revenue and operating income, which is calculated before corporate and unallocated costs, amortization of intangibles, acquired in-process research and development expense, and stock compensation costs.  We do not track or use assets by segment as a measure of performance, therefore, we have not presented assets by segment.  The following is a presentation of information for our two reportable segments, Management Systems and LANDesk:

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net revenue:
Management Systems	$121,664	$114,964	$229,395	$220,068
LANDesk	31,842	27,563	61,035	51,417
Other business units	4,918	6,035	8,617	10,259
Corporate and unallocated	758	2,158	1,534	2,908
Amortization of fair value adjustment to LANDesk deferred revenue	—	(495)	—	(1,276)
Total net revenue	$159,182	$150,225	$300,581	$283,376

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Operating income (loss):
Management Systems	$29,141	$34,588	$56,324	$60,499
LANDesk	3,931	1,117	4,541	581
Other business units	(535)	(2,073)	(1,607)	(5,223)
Corporate and unallocated costs	(7,302)	(3,804)	(14,668)	(7,418)
Amortization of fair value adjustment to LANDesk deferred revenue	—	(495)	—	(1,276)
Amortization of intangibles and other expenses	(10,550)	(10,360)	(20,854)	(22,017)
Restructuring and retirement expenses	(2,826)	—	(5,182)	—
Stock-based compensation expense	(6,123)	(5,103)	(10,676)	(8,764)
Total income from operations	$5,736	$13,870	$7,878	$16,382

Other expense	(1,234)	(1,349)	(1,719)	(3,021)
Income before provision (benefit) for income taxes	4,502	12,521	6,159	13,361

Sales by product line for Management Systems and LANDesk for the three and six months ended June 27, 2008 and June 29, 2007 are as follows:

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Management Systems net revenue:
KVM	$92,323	$87,459	$171,249	$168,147
Serial management	13,336	12,752	26,055	24,038
Embedded software and solutions	8,405	7,897	16,752	15,474
Other	7,600	6,856	15,339	12,409
Total Management Systems net revenue	$121,664	$114,964	$229,395	$220,068

	For the three months ended		For the six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
LANDesk net revenue:
Licenses and royalties	$18,785	$16,800	$35,827	$30,171
Maintenance and services	13,057	10,763	25,208	21,246
Total LANDesk net revenue	$31,842	$27,563	$61,035	$51,417

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first half of 2008 or 2007.

Following is a presentation of long-lived tangible assets by geography as of June 27, 2008 and December 31, 2007:

	June 27, 2008	December 31, 2007
Long-lived tangible assets:
United States	$26,027	$26,266
International	10,964	11,032
Total	$36,991	$37,298

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of June 27, 2008, we had 3 open forward contracts with an approximate fair value of $2.  As of December 31, 2007, we had three open forward contracts with an approximate fair value of $8.

As of  June 27, 2008 we have two interest rate swaps, which are recorded on our balance sheet.  In 2006, we entered into an interest rate swap agreement with a notional amount of $125,000.  The notional amount of the interest rate swap was $40,000 as of June 27, 2008.    The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.   On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The notional amount of the interest rate swap was $80,000 as of June 27, 2008.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.

The objective of the rate swap agreements is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on the line of credit. We anticipate that these hedges will be settled upon maturity and are being accounted for as a cash flow hedges.  The interest rate swaps are recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

At June 27, 2008, we recorded a net unrealized gain on the interest rate swaps, net of tax, of $446 in accumulated OCI. There was no significant ineffectiveness in the first half of 2008, and we anticipate no significant ineffectiveness throughout the remainder of 2008.

Note 8.          Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	June 27, 2008		December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$56,840	$23,119	$56,840	$17,292
Internally developed software for resale	21,900	6,692	21,900	4,867
Patents and trademarks	30,586	8,723	30,670	6,590
Customer base and certifications	99,745	33,321	99,878	25,496
Maintenance contracts	9,600	3,520	9,600	2,560
Non-compete agreements	10,200	6,803	10,624	5,432
Other	3,830	1,988	2,310	1,603
	$232,701	$84,166	$231,822	$63,840

For the three months ended June 27, 2008 and June 29, 2007, amortization expense for other intangible assets was $10,579 and $10,461, respectively.  For the six months ended June 27, 2008 and June 29, 2007, amortization expense for other intangible assets was $21,033 and $22,208, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2008, remainder	$21,853
2009	$38,057
2010	$34,754
2011	$26,572
2012	$17,412
Thereafter	$9,887

We evaluate goodwill for impairment in the fourth quarter of each fiscal year, unless circumstances dictate measurement at an interim date.

Note 9.         Product Warranties and Deferred Revenue

We include an accrued liability for warranty returns in our balance sheet within accrued current liabilities. The activity within the liability for warranty returns for the six months ended June 27, 2008 is as follows:

Balance, January 1, 2008	$1,854
Accruals for product warranties issued during the period	4,523
Settlements made during the period	(4,459)
Balance, June 27, 2008	$1,918

Deferred revenue related to our extended warranty program for hardware products was $5,670 at June 27, 2008 and $5,388 at December 31, 2007.  We recorded earned revenue from the amortization of deferred revenue related to extended warranties of $1,962 during the six months ended June 27, 2008.  In addition, we recorded new extended warranties of $2,244 during the six months ended June 27, 2008.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. As of June 27, 2008, deferred revenue was $63,395, of which approximately $61,730 related to LANDesk.  As of December 31, 2007, deferred revenue was $60,647, of which approximately $59,078 related to LANDesk.

Note 10. Income Taxes

The effective tax rate in the second quarter of 2008 was a provision of 23.5% compared to a benefit of 19.8% in the second quarter of 2007.  The provision for income taxes was $1,100 for the second quarter of 2008, compared to a benefit of $2,500 in the second quarter of 2007.  The effective tax rate for the first six months of 2008 was a provision of 32.2% compared to a benefit of 17.8% for the first six months of 2007.  The provision for income taxes was an expense of $1,985 for the first six months of 2008, compared to a benefit of $2,385 for the first six months of 2007.  The increase in the effective tax rate was primarily the result of the change in the amount and mix of our pre-tax book income and a tax benefit recognized during the second quarter of 2007 associated with in-process R&D previously charged to book expense.

During the second quarter of 2007, we made certain elections under the Internal Revenue Code Sec. 338(g) related to the LANDesk acquisition in August 2006.  As a result of making these elections, the acquisition was treated for U.S. tax purposes as an asset acquisition where we stepped up the tax basis in assets and liabilities previously recognized in the purchase accounting.  We had previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded.  Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts should those elections be made within the required time period, including the tax impacts associated with the amount assigned to in-process R&D that was charged to expense at acquisition.  During the second quarter of 2007, we reconsidered the measurement of deferred taxes related to this business combination to take into consideration the tax impacts of the elections made.  As a result, we adjusted the deferred tax accounts with the offset reducing the amount of goodwill previously recognized from this transaction.  In addition, we recognized a tax benefit of $6,500 during the quarter ended June 29, 2007 to take into consideration the tax impacts associated with the in-process R&D previously charged to expense on a gross basis at acquisition.

As of June 27, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,541, of which $3,779, if recognized, would affect our effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $416 of such expenses during the first six months of 2008.  As of June 27, 2008, we had accrued interest payable related to the unrecognized tax benefits of $850.

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, and non-U.S. income tax examinations for tax years prior to 2004.

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, the IRS proposed certain adjustments relating primarily to transfer pricing, increasing our tax liabilities for those periods.  We reached a negotiated settlement with the IRS related to those adjustments resulting in an additional tax payment of $6,600, which we had accrued prior to 2008 and was paid during the first quarter of 2008.   A payment for interest of $1,430, which we had previously accrued, associated with the additional tax liability was paid during the second quarter of 2008.

Note 11. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.   We are currently evaluating these FSP’s, but do not believe they will have a material impact on our financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 27, 2008:

		Fair value measurements at June 27, 2008
	Total Carrying Value at March 28, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Derivative liabilities	$306	$—	$306	$—

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared  using the closing mid-market rate/price environment on June 27, 2008, using proprietary models, available market data and reasonable assumptions.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

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

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered and Rose Electronics has moved to intervene.

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

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

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

We acquired LANDesk Group Limited, a privately-held company, in August 2006, and the acquisition agreements provided for total initial consideration of approximately $407 million and a potential earn-out payment to the former shareholders of LANDesk of up to $60 million if LANDesk achieved specified revenue targets for the full year of 2006.  Based on LANDesk’s 2006 revenue results, we concluded that LANDesk did not achieve the minimum revenue target required to cause any earn-out payment and that no earn-out was earned or payable.  Accordingly, we did not pay, and have not accrued for, any earn-out payment.  The Shareholder Representative for the former shareholders of LANDesk has instituted the arbitration procedure described in the acquisition agreements and is challenging our conclusion that no earn-out was earned or payable. We are in the process of preparing for that arbitration proceeding.

We intend to vigorously defend each of these matters, but the outcome of any claim, litigation, or proceeding is always inherently uncertain.  Based on the facts and circumstances currently known to us, we believe that resolution of the foregoing matters will not materially affect our operations, financial condition, or cash flows.

Note 13. Restructuring Program

During the second quarter of 2008, we approved a series of restructuring actions.  These actions are designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring costs along with costs associated with our former CEO retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring and retirement expenses” within our operating expenses.  Restructuring and retirement expenses include severance charges incurred for certain workforce reductions, costs associated with the reduction of certain research and development investments, cost associated with the integration of marketing functions, costs of shifting our Asian support operations from Shannon, Ireland to Singapore, and the costs associated with the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama.  Restructuring and retirement charges also include the retirement costs for our former CEO in the first quarter of 2008.

We recorded $4,730 and $7,701 for the three and six months ended June 27, 2008, respectively, primarily within Management Systems.  These costs include stock compensation costs of $1,904 and $2,519 for the three and six months ended June 27, 2008, respectively (see note 3).  The balance of these costs relate to severance charges and other costs settled in cash.  As of June 27, 2008 we had accrued approximately $3,400 related to severance costs, which was included in accrued wages and commissions in our consolidated balance sheet.   Excluding stock compensation costs, we expect to record an additional $7,000 to $8,000 over the second half of 2008, primarily within Management Systems and LANDesk.  We expect all significant restructuring costs to be recognized over the remainder of 2008.

Note 14. Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) revises the principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  The application of SFAS 141(R) will result in a significant change in accounting for future acquisitions after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged.  We are currently evaluating the impact of SFAS 161, but do not expect its adoption to have a material impact on our financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We are currently evaluating the impact of this staff position, but do not expect its adoption to have a material impact on our financial statements.

Note 15. Subsequent Events

Acquisitions - During fiscal July 2008, we acquired Touchpaper Group Limited, a privately held provider of IT business management solutions with approximately 200 employees based in Woking, U.K., for approximately £23 million (approximately $45 million). Touchpaper had revenues of approximately £17.5 million (approximately $34 million) in 2007.  Touchpaper will be integrated into our LANDesk business unit segment and its operating results will be included with LANDesk beginning in the third quarter of 2008.

During fiscal July 2008 we also acquired certain assets and liabilities of Ergo 2000, Inc., a privately held provider of rack-mounted LCD consoles with 35 employees based in Fullerton, California, for approximately $27.5 million. Ergo 2000 had revenues of approximately $33 million in 2007.  Ergo’s products will be integrated into the Management Systems business unit as part of that unit’s overall product offering and related operating results will be included with Management Systems beginning in the third quarter of 2008.

These acquisitions were funded through cash on hand and our line of credit.  We have begun to prepare the purchase price allocations of these acquisitions and anticipate a significant amount of the purchase price will be allocated to other intangibles assets and goodwill.  We expect to provide a detailed preliminary purchase price allocation with our third quarter results.

Credit Facility - In July 2008, we increased our debt capacity by $90 million with an addition to our credit facility.  The addition is a 3 year term loan (balance due June 2011) with a variable rate similar to our line of credit. The addition to our credit facility will provide extra capacity and provide strategic flexibility. We plan to reduce our revolving line of credit by $90 million with the proceeds from the term loan.

Potential divesture - We recently announced our intention to sell the majority of our emerging Connectivity and Control business unit.  We have divided this entrepreneurial business unit into its three product lines, the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We are folding our Broadcast product line into Management Systems and intend to sell the remaining two parts of this business.

RSU awards - Subsequent to June 27, 2008 our Compensation Committee approved the grant of 125,000 time-based and 100,000 market condition-based RSUs (with a maximum award of up to 125,000 market-condition-based RSUs) to our new CEO.  Our Compensation Committee also approved 74,000 market conditioned-based RSUs to certain executive officers.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND IN OTHER PARTS OF THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT DEVELOPMENT ACTIVITIES, OUR PRODUCT PLATFORMS, AND OUR ABILITY TO GROW OUR BUSINESS; STATEMENTS REGARDING FUTURE ACQUISITIONS; STATEMENTS ABOUT THE SALE OF OUR CONNECTIVITY AND CONTROL BUSINESS UNIT; STATEMENTS REGARDING OUR ANTICIPATED FUTURE GROSS MARGINS, RESEARCH AND DEVELOPMENT EXPENSES, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. STATEMENTS ABOUT OUR MANAGEMENT TRANSITIONAL AND RESTRUCTURING EFFORTS; STATEMENTS ABOUT FUTURE BORROWINGS UNDER OUR CREDIT FACILITIES AND THE INTEREST ON AND REPAYMENT OF THESE BORROWINGS; AND STATEMENTS REGARDING THE OUTCOME OF, AND OUR LEGAL COSTS FOR, PATENT AND OTHER LEGAL CLAIMS, LITIGATION, AND PROCEEDINGS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

Most of our revenue is derived from sales through our reseller and distributor network, sales to a limited number of OEMs (who purchase our switching systems on a private-label or branded basis for integration and sale with their own products), and sales to a limited number of direct customers. Sales to our branded customers accounted for 67% of sales in the first six months of 2008 and 65% of sales in the first six months of 2007.  Sales to our OEM customers accounted for 33% of sales in the first six months of 2008 and 35% of sales in the first six months of 2007.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 48% and 53% of sales in the first six months of 2008 and 2007, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 55% and 57% of first six months sales in 2008 and 2007, respectively.  No foreign country accounted for more than 10% of sales in the first half of 2008 or 2007.

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

In the first quarter of 2008, we discontinued our Desktop Solutions business unit and transferred some of its personnel and a portion of its technology into Management Systems.  We believe our remaining business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.   We recently announced our intention to sell the majority of our emerging Connectivity and Control business unit.  We have divided this entrepreneurial business unit into its three product lines, the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We are folding our Broadcast product line into Management Systems and intend to sell the remaining two parts of this business.

Our largest business unit, Management Systems, comprised 76% of our consolidated net revenue in the first half of 2008 and 78% in the first half of 2007.  LANDesk contributed 20% of net revenue to the first half of 2008 and 18% in the first half of 2007.  Our other business units and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2008 and 2007.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.2	36.7	36.4	37.9
Gross profit	62.8	63.3	63.6	62.1
Operating expenses:
Research and development expenses	15.3	14.1	15.9	14.8
Selling, general and administrative expenses	36.1	34.9	37.4	35.7
Restructuring and retirement expenses	3.0	—	2.6	—
Amortization of intangible assets	4.8	5.1	5.0	5.8
Total operating expenses	59.2	54.1	60.9	56.3

Income from operations	3.6	9.2	2.7	5.8

Net investment income	0.4	0.6	0.5	0.6
Interest expense	(1.1)	(1.5)	(1.2)	(1.6)
Other income (expense), net	(0.1)	—	0.1	(0.1)
Income before provision (benefit) for income taxes	2.8	8.3	2.1	4.7
Provision (benefit) for income taxes	0.6	(1.7)	0.7	(0.9)
Net income	2.2%	10.0%	1.4%	5.6%

Net sales.  Our net sales consist of sales of KVM console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance agreements, serial connectivity devices, wireless extension products, IPMI, extension, remote access and management products and technologies, and royalties from licensing our intellectual property.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 27, 2008	% of Sales	June 29, 2007	% of Sales	June 27, 2008	% of Sales	June 29, 2007	% of Sales
Net revenue, customer distribution
Branded	$106,871	67%	$98,754	66%	$200,534	67%	$183,798	65%
OEM	52,311	33%	51,471	34%	100,047	33%	99,578	35%
Total net revenue	$159,182	100%	$150,225	100%	$300,581	100%	$283,376	100%

The 6% growth in sales from the second quarter of 2007 compared to the second quarter of 2008 was primarily the result of increased branded sales across our geographic regions.  Branded sales grew approximately 8% in the second quarter of 2008 from the second quarter of 2007.  Our OEM sales increased approximately 2% from the second quarter of 2007.   Our branded and OEM businesses were strong in EMEA and Asia during the second quarter of 2008. We attribute the strength in our foreign markets partly to the relative strength of their economies as compared to the U.S. economy and to the recent investment we’ve made by opening a new Asian headquarters in Singapore.  Net sales increased 6% from the first six months of 2007 compared to the first six months of 2008 for similar reasons as that experienced in the second quarter of 2008.

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net revenue:
Management Systems	$121,664	$114,964	$229,395	$220,068
LANDesk	31,842	27,563	61,035	51,417
Other business units	4,918	6,035	8,617	10,259
Corporate and unallocated	758	2,158	1,534	2,908
Amortization of fair value adjustment to LANDesk deferred revenue	—	(495)	—	(1,276)
Total net revenue	$159,182	$150,225	$300,581	$283,376

Our Management Systems business unit includes our traditional KVM products, our serial products and our embedded software and solutions products.  Management Systems sales increased approximately 6% in the second quarter 2008 compared to the second quarter of 2007, and experienced improvements across all primary revenue groups, led by growth in KVM sales.  Our KVM products sales benefited from increased sales of certain secure switch products.  Sales by product line for Management Systems for the three and six months ended June 27, 2008 and June 29, 2007 are as follows:

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Management Systems net revenue:
KVM	$92,323	$87,459	$171,249	$168,147
Serial Management	13,336	12,752	26,055	24,038
Embedded software and solutions	8,405	7,897	16,752	15,474
Other	7,600	6,856	15,339	12,409
Total Management Systems net revenue	$121,664	$114,964	$229,395	$220,068

LANDesk revenue and bookings are comprised of license-based revenue, primarily from the LANDesk Management Suite (LDMS) product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support agreements related to LANDesk Management Suite.  Compared to the first quarter of 2007, LANDesk revenues increased 16% during the second quarter of 2008.  LDMS products revenue grew to $17.8 million in the second quarter of 2008 from $15.5 million in the second quarter of 2007, while security products revenue grew to $7.6 million in the second quarter of 2008 from $6.1 million in the second quarter of 2007.  The growth in subscription and maintenance revenue also results in an increase to deferred revenue recorded on the balance sheet.  Deferred revenue increased to $69.1 million at June 27, 2008 from $66.1 million at December 31, 2007.  Sales for LANDesk for the three and six months ended June 27, 2008 and June 29, 2007 are as follows:

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
LANDesk net revenue:
Licenses and royalties	$18,785	$16,800	$35,827	$30,171
Maintenance and services	13,057	10,763	25,208	21,246
Total LANDesk net revenue	$31,842	$27,563	$61,035	$51,417

For the second quarter, consolidated international sales grew 16% in 2008 compared to 2007, while sales within the United States declined less than 2% in 2008 compared to 2007.  As mentioned previously, our OEM and branded businesses were strong in EMEA and Asia, however only our branded business was up in North America.  The growth experienced in our North America branded business was not sufficient to offset the declines in our North America OEM business.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 27, 2008	% of Sales	June 29, 2007	% of Sales	June 27, 2008	% of Sales	June 29, 2007	% of Sales
Net revenue, geographic region
United States	$87,149	55%	$88,256	59%	$161,367	54%	$162,053	57%
International	72,033	45%	61,969	41%	139,214	46%	121,323	43%
Total net revenue	$159,182	100%	$150,225	100%	$300,581	100%	$283,376	100%

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

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 27, 2008	Gross Margin	June 29, 2007	Gross Margin	June 27, 2008	Gross Margin	June 29, 2007	Gross Margin
Management Systems	$72,316	59.4%	$70,490	61.3%	$138,831	60.5%	$132,160	60.1%
LANDesk	27,854	87.5%	24,152	87.6%	53,193	87.2%	45,117	87.7%
Other business units	1,989	40.4%	1,856	30.8%	3,536	41.0%	3,148	30.7%
Corporate and unallocated	755		2,147		1,498		2,878
Stock-based compensation	(257)		(301)		(500)		(480)
Intangible amortization – LANDesk software	(2,768)		(2,767)		(5,535)		(5,450)
Amortization of fair value adjustment to LANDesk deferred revenue	—		(495)		—		(1,276)
Gross profit and margin	$99,889	62.8%	$95,082	63.3%	$191,023	63.6%	$176,097	62.1%

The decline in gross margin during the second quarter of 2008 resulted from a change in product mix within Management Systems, price reductions on certain older analog products and decreased royalty payments.  Management Systems experienced increased sales for certain secure switch products during the second quarter of 2008.  This product carries lower margins than our other Management Systems products; therefore the sales increase directly impacted our margins for the second quarter of 2008. Royalty payments, included within Corporate and unallocated, declined almost $1.4 million in the second quarter of 2008 as a result of a catch-up payment made in the second quarter of 2007 from one of our patent licensees.  As royalties have no associated cost of sales, the decrease in revenue in the second quarter of 2008 directly affected our gross margins.  For the six months ended June 27, 2008 compared to the six months ended June 29, 2007, our gross profit and margin improved as a result of significantly higher revenues, especially within our LANDesk business which carries significantly higher gross margins.

Operating expenses.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 27, 2008	% of Sales	June 29, 2007	% of Sales	June 27, 2008	% of Sales	June 29, 2007	% of Sales
Research and development expenses	$24,361	15.3%	$21,189	14.1%	$47,728	15.9%	$42,070	14.8%
Selling, general and administrative expenses	57,445	36.1%	52,442	34.9%	112,564	37.4%	101,102	35.7%
Restructuring and retirement expenses	4,730	3.0%	—		7,701	2.6%	—
Amortization of intangible assets	7,617	4.8%	7,581	5.1%	15,152	5.0%	16,543	5.8%
	$94,153	59.2%	$81,212	54.1%	$183,145	60.9%	$159,715	56.3%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D increased 15% in the second quarter of 2008 from the second quarter of 2007. Costs related to salaries and contracted services increased approximately $2.3 million in the second quarter of 2008 compared to the second quarter of 2007. The increase in these R&D expenses is primarily attributable to the impact of our continued investment in targeted integrated R&D projects, including Avocent Management Platform, real-time visualization and power management, which leverage technology from both Management Systems and LANDesk.  R&D increased 13% from the first six months of 2007 compared to the first six months of 2008 for similar reasons as that experienced in the second quarter of 2008. We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses increased 10% in the second quarter of 2008 from the second quarter of 2007. The increase in selling, general and administrative expenses was primarily attributed to increased target marketing and trade show expenses, as well as sales commissions resulting from increased sales for the period. Compared to the second quarter of 2007, advertising and promotion expenses increased approximately $700,000, while commissions and bonuses increased approximately $2.2 million in the second quarter of 2008. We also experienced higher professional services and legal expenses during the second quarter of 2008 as compared to the second quarter of 2007 in association with various legal cases.  Selling, general and administrative expenses increased 11% in the first six months of 2008 from the first six months of 2007 for similar reasons as that experienced in the second quarter of 2008.

Restructuring and retirement expenses.  Restructuring expenses for the second quarter of 2008 relate to severance charges incurred for certain workforce reductions related to the reduction in certain research and development investments, the integration of marketing functions, shifting our Asian support operations from Shannon, Ireland to Singapore, and the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama. In addition to the second quarter charges, restructuring and retirement charges for the first six months of 2008 includes the retirement costs for our former CEO of $2.2 million.

Amortization of intangible assets.  Amortization of $7.6 million in the second quarter of 2008 and $15.2 million in the first six months of 2008 included the amortization of intangible assets created as a result of the acquisitions of Sonic Mobility, Cyclades, and LANDesk.  Amortization of $7.6 million in the second quarter of 2007 and $16.5 million in the first six months of 2007 included the amortization of the identifiable intangible assets created as a result of the acquisitions of OSA, Sonic Mobility, Cyclades, and LANDesk.  The decrease in amortization for the six month period expense relates primarily to fully amortizing certain intangible assets in 2007 recorded in relation to the OSA acquisition in 2004.

Stock-based compensation.  We allocate stock-based compensation expense based on the department in which an employee works.  Stock compensation expenses by income statement classification for the three and six months ended June 27, 2008 and June 29, 2007 were as follows:

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 27, 2008	% of Sales	June 29, 2007	% of Sales	June 27, 2008	% of Sales	June 29, 2007	% of Sales

Cost of sales	$257		$301		$500		$480
Research and development expense	1,340		1,391		2,355		2,506
Selling, general and administrative expense	2,622		3,411		5,302		5,779
Restructuring and retirement expense	1,904		—		2,519
	$6,123	3.8%	$5,103	3.4%	$10,676	3.6%	$8,765	3.1%

Stock-based compensation increased 20% in the second quarter 2008 from the second quarter 2007 primarily as a result of charges associated with the accelerated vesting for certain RSU’s and other equity related charges associated with restructuring actions taken in the second quarter of 2008, disclosed separately above.  We accelerated 131,000 RSUs during the second quarter 2008 and 163,000 RSUs during the first half of 2008.  Stock-based compensation increased 22% in the first half of 2008 from the first half of 2007 due to the same reasons as those for the second quarter as well as recording charges associated with the accelerated vesting for certain RSUs and other equity related charges for the retirement of our former CEO taken in the first quarter of 2008.

Net investment income.  Net investment income decreased to $671,000 in the second quarter of 2008 as compared to $904,000 in the second quarter of 2007.  Net investment income decreased to $1.6 million in the first six months of 2008 as compared to $1.8 million in the first six months of 2007.

Interest expense. Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006, which we used to finance a portion of the LANDesk acquisition and share repurchases. Interest expense declined to $1.8 million in the second quarter 2008, compared to $2.3 million in the second quarter of 2007 due to lower average borrowings and lower interest rates on our line of credit.  Interest expense declined to $3.6 million in the first six months of 2008, compared to $4.5 million in the first six months of 2007 for similar reasons.  The balance on our line of credit increased to $130 million as of June 27, 2008 compared to $115 million as of June 29, 2007.   However we made a large principal payment late in the second quarter of 2007. Therefore interest expense was higher in 2007 than would be expected by the lower debt balance at the end of the second quarter of 2007.

Other income (expense), net.  Other income (expense), net declined slightly from income of $15,000 in the second quarter of 2007 to expense of $95,000 in the second quarter of 2008.  Net other income (expense) improved from an expense of $302,000 in the first six months of 2007 to income of $360,000 in the first six months of 2008.

Provision (benefit) for income taxes.  The effective tax rate in the second quarter of 2008 was a provision of 23.5% compared to a benefit of 19.8% in the second quarter of 2007.  The provision for income taxes was $1.1 million for the second quarter of 2008, compared to a benefit of $2.5 million in the second quarter of 2007.  The effective tax rate in the first half of 2008 was a provision of 32.2% compared to a benefit of 17.8% in the first half of 2007.  The provision for income taxes was $2 million for the first half of 2008, compared to a benefit of $2.4 million in the first half of 2007.  As discussed in Note 10 to the consolidated financial statements, the increase in the effective tax rate was primarily the result of the change in the amount and mix of our pre-tax book income and a tax benefit recognized during the second quarter of 2007 associated with in-process R&D previously charged to book expense.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As of June 27, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.5 million of which $3.8 million, if recognized, would affect our effective tax rate.

Net income.  Net income for the second quarter of 2008 was $3.4 million compared to $15.0 million for the second quarter of 2007, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the second quarter of 2008 was 2.2%, compared to 10.0% for the second quarter of 2007.  Net income for the first six months of 2008 was $4.2 million compared to $15.7 million for the first six months of 2007, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the first six months of 2008 was 1.4%, compared to 5.6% for the first six months of 2007.

Liquidity and Capital Resources

As of June 27, 2008, our principal sources of liquidity consisted of $117 million in cash and cash equivalents and a $120 million available balance from our $250 million unsecured five year revolving bank line of credit that is available for general corporate purposes.  In the third quarter of 2008 we increased our debt capacity by $90 million with an addition to our credit facility.  The addition was a 3 year term loan (balance due June 2011) with a variable rate similar to our line of credit. The addition to our credit facility will give us extra capacity and provide strategic flexibility. We plan to reduce our line of credit by $90 million with the proceeds from the term loan.  Our total debt was $165 million under both facilities as of July 31, 2008.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

We used borrowings under the line of credit in July 2008 to fund the acquisitions of Touchpaper and Ergo 2000.  In the future we may acquire other technologies or companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.  The line of credit and term loan currently bear an interest rate of LIBOR plus 125 basis points.  There was $130 million outstanding under the line of credit as of June 27, 2008.  We classify the entire obligation as long-term as it carries a five year term and has no payment schedule.  We expect to repay the borrowings from future cash flows from operations.  A summary of our cash flows is as follows:

	Six months ended
(dollars presented in 000’s)	June 27, 2008	June 29, 2007
Total cash provided by (used in):
Operating activities	$38,877	$57,459
Investing activities	(990)	1,111
Financing activities	(28,807)	(48,550)
Effect of exchange rate changes on cash	2,670	122
Increase in cash and cash equivalents	$11,750	$10,142

The decline in cash flows from operations in the first six months of 2008 was primarily the result of changes in accounts receivable, inventories, accrued wages and commissions and income taxes payable, which were partially offset by higher accounts receivable collections during the first six months 2007.  During the first six months of 2008, we paid approximately $8.0 million to the Internal Revenue Service related to settling previously accrued federal income tax matters.  Our accounts receivable increased $1.4 million from December 31, 2007 to June 27, 2008 as a result of increased sales in June 2008.  This increase in accounts receivable was somewhat minimized by continued improved cash collections.  Additionally, we made significant progress in collecting older balances outstanding at our LANDesk location in the first six months of 2007, resulting in a large decrease in receivables as of June 29, 2007.  Our accrued wages and commissions have increased in 2008 compared to 2007 as a direct result of improved sales for the comparable periods.

Our days sales outstanding (DSO) improved to 64 days at the end of the first six months of 2008 compared to 68 days at the end of the first six months of 2007.  DSO improved as a result of higher sales in the first half of 2008 compared to the first half of 2007 and continued improvement in cash collections at each of our locations.  Inventories decreased almost $2.0 million from December 31, 2007 to June 27, 2008.  Our inventory turns improved significantly to 7.6 at June 27, 2008 compared to 6.0 at June 27 2007.  The improvement in 2008 was due to higher sales volume experienced in the first half of 2008 combined with our lower inventory balance as of June 27, 2008.

Our investing activities used $1.0 million of cash flow in the first half of 2008.  We converted matured investments to cash in the first half of 2008 to purchase property and equipment and invest in other intangible assets.  Our investing activities provided $1.1 million of cash flow in the first half of 2007 which included $51 million of cash payments for investment purchases.

Our financing activities used the cash provided by operations, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first half of 2008 at a cost totaling $64 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of June 27, 2008 we have approximately 2.3 million shares available for purchase under the program.

During the second quarter 2008, we approved a series of restructuring activities. As of June 27, 2008, we had accrued approximately $3.4 million related to severance costs and expect to record an additional $7 million to $8 million of severance costs over the second half of 2008. We expect all significant costs to be recognized over the remainder of 2008.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2007 Form 10-K, we disclosed our off-balance sheet arrangements and contractual obligations. At June 27, 2008, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.  Our line of credit balance increased to $130 million at June 27, 2008 from $95 million at December 31, 2007.  The increase in our level of borrowings, if sustained at the higher level, will result in higher interest payments in future periods.

Non-GAAP Operational Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we present investors with certain non-GAAP operational measures which we use internally to manage our businesses, including net sales, gross profit, operating expenses, and the resulting operating income, income before taxes, operational net income, and operational earnings per share, all of which primarily exclude the effects of amortization and depreciation related to purchase accounting adjustments, stock-based compensation, certain restructuring and retirement costs, and acquired in-process research and development expenses.  These operational measures also include the amortization of the fair value adjustment to LANDesk deferred revenue related to the purchase accounting adjustment to reduce deferred revenue at the acquisition of LANDesk.  Specifically, we use the following non-GAAP measures:

	Three months ended		Six months ended
Non-GAAP Operational Measures	June 27, 2008	June 29, 2007	June 27, 2008	June 29. 2007
(dollars presented in 000’s)
Operational net sales	$159,182	$150,720	$300,581	$284,652
Operational gross profit	$102,914	$98,645	$197,058	$183,303
Operational operating income	$25,235	$29,828	$44,590	$48,439
Operational net income	$18,387	$21,134	$32,851	$33,846
Operational diluted earnings per share	$0.41	$0.41	$0.71	$0.66

•                                          The non-GAAP net sales operational measure consists of net sales increased by the pro-forma amortization of deferred revenue of LANDesk at the date of acquisition which was reduced to estimated fair value pursuant to purchase accounting under GAAP.  This deferred revenue was completely amortized on a pro forma basis as of the third quarter of 2007.

•                                          The non-GAAP gross profit operational measure consists of the non-GAAP net sales operational measure described above, less cost of sales excluding the impact of stock-based compensation and amortization related to purchase accounting adjustments as they relate to cost of sales.

•                                          The non-GAAP operating expense operational measure consists of GAAP operating expenses, excluding the impact of stock-based compensation, restructuring charges and amortization related to purchase accounting adjustments as they relate to the particular operating expense.

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

We provide the following reconciliations between GAAP and our operational measures:

	GAAP		Purchase	Restructuring	Non-GAAP
	Financial	Stock-based	Accounting	and Retirement	Operational
	Measures	Compensation	Adjustments	Expenses	Measures
For the three months ended June 27, 2008
Operational net sales	$159,182	—	—	—	$159,182
Operational gross profit	$99,889	257	2,768	—	$102,914
Operational operating income	$5,736	6,123	10,550	2,826	$25,235
Operational net income	$3,443	4,691	8,088	2,165	$18,387
Operational diluted earnings per share	$0.08	0.10	0.18	0.05	$0.41

For the three months ended June 29, 2007
Operational net sales	$150,225		495	—	$150,720
Operational gross profit	$95,082	301	3,262	—	$98,645
Operational operating income	$13,870	5,103	10,855	—	$29,828
Operational net income	$15,000	3,875	2,259	—	$21,134
Operational diluted earnings per share	$0.29	0.08	0.04	—	$0.41

For the six months ended June 27, 2008
Operational net sales	$300,581	—	—	—	$300,581
Operational gross profit	$191,023	500	5,535	—	$197,058
Operational operating income	$7,878	10,676	20,854	5,182	$44,590
Operational net income	$4,174	8,181	16,525	3,971	$32,851
Operational diluted earnings per share	$0.09	0.18	0.36	0.08	$0.71

For the six months ended June 29, 2007
Operational net sales	$283,376		1,276	—	$284,652
Operational gross profit	$176,097	480	6,726	—	$183,303
Operational operating income	$16,382	8,764	23,293	—	$48,439
Operational net income	$15,746	6,531	11,569	—	$33,846
Operational diluted earnings per share	$0.31	0.13	0.22	—	$0.66

We believe that excluding depreciation and amortization associated with purchase accounting adjustments as well as the tax impact of certain purchase accounting elections for prior acquisitions provides meaningful supplemental information and an alternative presentation useful to investors’ understanding our core operating results and trends between periods.  Not only are these depreciation and amortization and tax impact adjustments based on amounts assigned in purchase accounting, that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

Similarly, we believe that excluding stock-based compensation and restructuring and retirement expenses provides meaningful supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends, especially when comparing those results on a consistent basis to results for previous periods and anticipated results for future periods.

We also believe that, in excluding stock-based compensation and restructuring and retirement expenses and depreciation and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

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

These non-GAAP operational measures, including net sales, gross profit, operating income, operational net income, and operational earnings per share are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness.  These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP.  In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies.  As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP operational measures.  We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.  Some of the limitations in relying on our non-GAAP financial measures are:

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

•                                          The non-GAAP gross profit, operating income, net income, and earnings per share operational measures are limited in that they do not include the impact of stock-based compensation expense or specific costs and benefits associated with certain purchase accounting adjustments or restructuring and retirement costs.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities.  Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption.  We have adopted SFAS 159 and have elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  We will assess the impact of SFAS 141(R) on future acquisitions, however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of SFAS 161, but do not expect its adoption to have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We are currently evaluating the impact of this staff position, but do not expect its adoption to have a material impact on our financial statements.

Updates to Critical Accounting Estimates

As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first half of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 2 inputs, as defined under SFAS 157. The fair value measurement is prepared using the closing mid-market rate/price environment on June 27, 2008, using proprietary models, available market data, and reasonable assumptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit and term loan, which currently bear interest at a variable rate of LIBOR plus 125 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a collective remaining notional amount of $120 million as of June 27, 2008, through a well established financial institution.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of June 27, 2008, we had three open forward contracts with an approximate fair value of $2,000.

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of June 27, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended June 27, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered and Rose Electronics has moved to intervene.

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

We acquired LANDesk Group Limited, a privately-held company, in August 2006, and the acquisition agreements provided for total initial consideration of approximately $407 million and a potential earn-out payment to the former shareholders of LANDesk of up to $60 million if LANDesk achieved specified revenue targets for the full year of 2006.  Based on LANDesk’s 2006 revenue results, we concluded that LANDesk did not achieve the minimum revenue target required to cause any earn-out payment and that no earn-out was earned or payable.  Accordingly, we did not pay, and have not accrued for, any earn-out payment.  The Shareholder Representative for the former shareholders of LANDesk has instituted the arbitration procedure described in the acquisition agreements and is challenging our conclusion that no earn-out was earned or payable.  We are in the process of preparing for that arbitration proceeding.

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

A key component of our engineering and product development strategy and our future growth is the investment in or the acquisition of technologies and companies.  We intend to continue to execute our strategy through the acquisition of technologies or companies or through investments in complementary companies, products, personnel, or technologies, and it is likely we will complete such acquisitions or investments in the future.  These acquisitions and investments involve many risks and factors outside our control, including the following:

•                                          Difficulty integrating the acquired company’s personnel, distribution channels, products, product roadmaps, technologies, systems, processes, and operations, including product development, product delivery, order management, and information systems;

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

•                                          Revenue from the acquired company not meeting our expectation, and the potential loss of the acquired company’s customers, distributors, resellers, suppliers, or other partners;

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

Certain of our customers, such as Dell, Hewlett-Packard, IBM, Symantec, and Microsoft, presently offer competitive hardware and/or software products and technologies that address many of the problems our products and technologies address.  These customers could decide to manufacture or enhance their own switching, IPMI, or other embedded technologies, or systems management or security products, or offer products or technologies supplied by competitors.  Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources than we do, also offer products or technologies that compete with us.  Established companies with hardware manufacturing or network management experience (such as Intel, Cisco, or EMC) could also offer new products, new technologies (such as virtualization), or new solutions that compete with, or reduce the demand for, our products and technologies.

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

Sales of switching, extension, and remote access products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition.  If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected.  The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards such as virtualization, or changes in pricing structure could render our existing products and technologies and those under development obsolete or unmarketable.  New technologies offered by us or our competitors could compete with our existing products at a lower price, which could reduce our revenue.

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

We may initiate claims or litigation against other third parties for infringement of proprietary rights or to establish the validity of proprietary rights.  Similarly, our competitors or other third parties may initiate claims or litigation against us alleging infringement of their proprietary rights or improper use of their intellectual property, and from time to time, third parties notify us that our products may infringe their intellectual property rights, which regardless of merit, requires our time and resources to evaluate and respond.   Existing litigation, and any other litigation relating to intellectual property to which we become a party, is subject to numerous risks and uncertainties, including the risk of counterclaims or other litigation against us, and we may not be successful in any such litigation.  Dealing with adverse claims and litigation is very expensive, and the existing litigation or any other litigation by or against us could result in significant additional expense, divert the efforts of technical and management personnel, whether or not such litigation results in a favorable determination, harm our relationships with existing customers, and deter future customers from purchasing or licensing our products.  In the event of an adverse result in any such litigation, we could be required to pay substantial damages, suspend or cease the development, manufacture, use, marketing, and sale of any infringing products, expend significant resources to redesign products or develop non-infringing technology, discontinue the use of certain processes, or obtain licenses to the infringing technology.  There can be no assurance that we would be successful in such development or that such licenses would be available on reasonable terms, or at all, and any such development or license could require us to expend substantial time and other resources.  In the event that any third party makes a successful claim against us, or our customers, and a license is not made available on commercially reasonable terms, our business, financial condition, and results of operations could be adversely affected.  In addition, any dispute involving our intellectual property could result in our customers, distributors, or resellers becoming involved in the litigation, which could trigger indemnification obligations in certain of our sales, license, or service agreements.

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

Our recently-announced restructuring may disrupt our operations and adversely affect our operating and financial results.

In June 2008, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring includes actions to reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We are also relocating certain functions from Redmond, Washington to Huntsville, Alabama.  The impact of these organizational improvements will result in a net decrease of approximately 110 positions or approximately 5% of our global workforce.  In June 2008, we also announced that, as part of our continued focus on core markets, we intend to sell the portion of our entrepreneurial Connectivity and Controls business unit dedicated to our Professional

Audio Video and our Equinox serial products.  The restructuring activities could create uncertainty and confusion among our employees, customers, and suppliers.  In addition, the restructuring activities might not result in the cost savings or efficiencies we anticipate and may result in temporary operational inefficiencies.   As a result, these restructuring activities could have a material adverse effect on our business, financial condition, and results of operations.  The factors described above also could disrupt our product development, manufacturing, and sales, which would affect our financial results.

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

•                                          The level of and costs for third-party technology and code used in our software products; and

•                                          The level of and costs for outsourcing of our manufacturing and assembly services for our hardware products and the impact this can have on our inventory valuation of older products.

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

•                                          Resellers and distributors electing to resell or increase their marketing of competing products or technologies or reduced marketing of our products; and

•                                          Changes in corporate ownership, financial condition, credit worthiness, payment patterns, business direction, sales compensation related to our products, or product mix by the resellers and distributors.

Any of these risks could have a material adverse effect on our business, financial condition, and results of operations.  We have experienced, and expect to continue to experience, pricing pressures and significant variability in orders from our resellers and distributors, which may in the future have a material adverse effect on our quarterly sales and operating results.

The loss of one or more large resellers or distributors could materially harm our business.  While we have reseller and distributor agreements, none of our resellers or distributors are obligated to purchase products from us.  Consequently, any reseller or distributor could cease doing business with us at any time.  Our dependence upon a few resellers and distributors could result in a significant concentration of credit risk, thus a substantial portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.  In addition, the inability to accurately forecast the timing and volume of orders for sales of branded products to resellers and distributors during any given quarter could adversely affect operating results for such quarter and, potentially, for future periods.  If we underestimate sales, we will not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we will experience increased costs from inventory storage, waste, and obsolescence.

We will need to expand sales through distributors and resellers in order to develop our business and increase revenue.

We expect to rely increasingly on distributors and resellers, VARs (including LANDesk VARs who are also referred to as “Expert Service Providers” or “ESPs”), and systems integrators for the distribution and sale of our branded hardware and software products.  Our strategy contemplates the expansion of our distributor and reseller networks both domestically and internationally, particularly in Asia, and an increase in the number of customers licensing our products through these expanded channels.  Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our relationships with current distributors and resellers.  We may not be successful in expanding our distributor and reseller relationships.  We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.  Conducting business through indirect sales channels presents a number of risks, including:

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

As we expand our distribution and reseller channels, we will also need to expand our sales organization and invest substantial resources toward this expansion.  We may experience difficulty in recruiting, training, and retaining qualified sales personnel, and any failure to obtain, train, and keep qualified personnel could limit our ability to sell products.

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

A substantial portion of our sales is concentrated among a limited number of OEM customers.  Sales to these OEMs represented approximately 35% of net sales in 2007, 40% of net sales in 2006, and 48% of net sales in 2005.  Sales to Hewlett-Packard represented approximately 12% of net sales in 2007, 14% of our net sales in 2006, and 20% of our net sales in 2005.  Sales to Dell represented approximately 12% of net sales in 2007, 14% of net sales in 2006, and 15% of our net sales in 2005.

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

We use multiple warehouses for many of our OEM customers to fulfill their hardware orders under a just-in-time inventory management system, which requires us to maintain sufficient inventory levels of our hardware products at each of these warehouses to satisfy anticipated demand from our OEM customers, and we generally recognize revenue only when these OEM customers take possession of our hardware products.  We are required to plan production, order components, and undertake our manufacturing activities prior to the time that these orders become firm or the products are accepted.  In addition, our OEM customers have requested, and are likely to continue to request from time to time, that we delay shipment dates or cancel orders for hardware products that are subject to firm orders.  As a result, at any time we may be holding a significant amount of OEM-branded hardware products in inventory, and our sales to OEMs for future quarters are difficult to predict.  The inability to accurately predict the timing and volume of hardware orders for our OEM customers during any given quarter could adversely affect operating results for that quarter and, potentially, for future quarters.  If we underestimate sales, we may not be able to fill orders on a timely basis.  This could cause customer dissatisfaction and loss of future business.  If we overestimate sales, we may experience increased costs from inventory storage, waste, and obsolescence.

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

We rely on third-party manufacturers for subassembly of products and for final assembly, quality assurance, and testing of many of our products.  These outsourcing arrangements and any future outsourcing arrangements involve numerous risks, including the economic and financial viability of these manufacturers, reduced control over product quality, delivery schedules, manufacturing yields, and costs.  Moreover, although arrangements with such manufacturers may contain provisions for warranty obligations on the part of such manufacturers, we are primarily responsible to our customers for warranty obligations.

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

•                                          Increased financial accounting and reporting burdens and complexities; and

•                                          The need to localize our products.

The factors described above also could disrupt our product development and manufacturing, key suppliers, and OEMs and resellers located outside of the United States.  For example, we rely on manufacturers in Asia and Europe for the assembly and manufacture of many of our hardware products, and we conduct substantial software development and testing operations in China and Taiwan.  Accordingly, we are directly affected by economic, political, and military conditions in the regions where we have operations, including China and Taiwan.  In particular, any interruption or curtailment of trade between China and its present trading partners could materially adversely affect our product development, product releases, support, business, operating results, and financial condition.

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

Maintenance revenue related to the licensing of our software products is a significant part of our current and future operating revenue.  In general, maintenance fees increase with the increase in the use of our software.  Accordingly, we receive higher maintenance fees with new license agreements and as existing customers install more of our software products on additional systems.  Due to increased discounting for larger sales opportunities, maintenance fees on a per unit basis for such large deals can be lower than average.  In addition, customers are generally provided annual maintenance discounts for entering into long-term maintenance agreements.  Declines in our license bookings, increases in long-term maintenance agreements, customers electing to migrate to competitive products or find alternatives to our products, and/or increased discounting could lead to reduced software maintenance revenue and reduced gross margins.

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

•                                          Quality, warranty, and support terms vary dramatically when licensing third-party code, content, or other intellectual property and we have limited ability to control quality issues with third-party code, content, or other intellectual property and we must depend on our own research and development personnel to evaluate and select third-party code, content, or other intellectual property that we believe is of the most value to our customers; and

•                                          Technical difficulties in integrating our products and third-party code, content, or other intellectual property to create a combined solution, and the risk that customers will not perceive the need for such integrated solutions.

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

We have established processes to help minimize these risks to the extent within our control, including a review process for screening requests from our development organizations for the use of free or open source, but we cannot be sure that all free or open source software, technology, or tools are submitted for approval prior to use in our products or in the development of our products or that all use is in compliance with our corporate policies. These risks, if not eliminated, could negatively affect our ability to sell and license our products and could materially impact our business.

Executive officers and other key personnel may depart, which could adversely affect our results of operations and harm our ability to grow the business.

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel and other key employees.  The loss of services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have attempted to mitigate these risks by offering key employees retention bonuses (payable only if they continue employment with us for specified periods) and equity awards that vest over time, but there is the risk that we could nevertheless lose key management, sales, and technical employees.

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

In January 2008, John R. Cooper, our Chief Executive Officer and the Chairman of the Board of Directors at that time, announced his resignation, effective March 31, 2008.  Edwin L. Harper, one of our Directors, was elected as Chairman of our Board of Directors effective in January 2008 and as Interim Chief Executive Officers effective April 1, 2008.  Our Board of Directors elected Michael J. Borman as our new Chief Executive Officer and a member of our Board of Directors, effective July 15, 2008.  The transition to a new chief executive officer could create uncertainty and confusion among our employees, customers, and stockholders.  In addition, the search process to select Mr. Borman may have adversely affected or delayed customer purchase decisions or decisions about the strategic direction of our business and raised concerns among our employees, customers, and stockholders, all of which could affect our sales, profitability, or results of operations.

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

Our line of credit or term loan could adversely affect us and our operations.

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance on our line of credit was $130 million as of June 27, 2008.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 70 basis points.  We have partially hedged this exposure to interest rate risk with an interest rate swap, which has a remaining notional amount of $40 million, through a well established financial institution.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004 our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock.  Our Board has approved a total of 19 million shares to be repurchased under this program, including 4 million additional shares approved by our Board in January 2008.  The plan has no expiration date.  Details of purchases made during the three and six months ended June 27, 2008 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2008 — January 25, 2008	1,587,575	$15.59	14,287,575	4,712,425
January 26, 2008 — February 22, 2008	1,462,425	$16.56	15,750,000	3,250,000
February 23, 2008 — March 28, 2008	862,300	$16.22	16,612,300	2,387,700
Quarter ended March 28, 2008	3,912,300	$16.09
March 29, 2008 — April 25, 2008	87,700	$17.02	16,700,000	2,300,000
April 26, 2008 — May 23, 2008	—	—	16,700,000	2,300,000
May 24, 2008 —June 27, 2008	—	—	16,700,000	2,300,000
Quarter ended June 27, 2008	87,700	$17.02
Six Months ended June 27, 2008	4,000,000	$16.11

Approximately 168,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first half of 2008 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 168,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 4.           Submission of Matters to a Vote of Security Holders.

On June 12, 2008, we held our Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.                                             Election of Class II Directors.

	Votes for	Votes Withheld
1. Harold D. Copperman	39,656,514	1,558,652
2. Edwin L. Harper	40,074,849	1,140,317

2.                                             Ratify PricewaterhouseCoopers LLP as independent auditors for year ended December 31, 2008.

Votes For	Votes Against	Votes Abstained
40,719,953	484,631	10,582

Item 6.           Exhibits.

(a) Exhibits

10.13	Form of Avocent Corporation Indemnification Agreement for Directors and Officers.

10.19	Avocent corporation 2008 Inducement Plan and Forms there to (Incorporated by reference to the Form 8-K/A by Registration August 4, 2008).

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.19	Employment and Noncompetition Agreement dated July 14, 2008, by and among Avocent Corporation, Avocent Huntsville Corp., and Michael J. Borman.

99.20	First Amendment to Credit Agreement dated July 2008, by and among Avocent Corporation, the Guarantors party thereto, the Lenders party thereto, and Regions Bank.

ITEMS 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date: August 6, 2008	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)