Form 10-Q
period 2008-09-26
AVOCENT CORP
filed 2008-11-05
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2008 or

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

As of October 30, 2008, the number of outstanding shares of the Registrant’s Common Stock was 44,795,691.

AVOCENT CORPORATION

FORM 10-Q

September 26, 2008

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	Sept. 26,	Sept. 28,	Sept. 26,	Sept. 28,
	2008	2007	2008	2007
Net sales:
Products and services	$152,175	$136,492	$402,941	$375,475
Licenses and royalties	30,873	25,580	80,688	69,973
Total net sales	183,048	162,072	483,629	445,448

Cost of sales:
Products and services	64,217	55,151	166,871	156,023
Licenses and royalties	566	564	1,935	1,521
Amortization of intangibles related to licenses and royalties	4,218	2,767	9,753	8,217
Total cost of sales (including stock compensation of $298 and $797 for the three and nine months ended September 26, 2008; $373 and $853 for the three and nine months ended September 28, 2007)	69,001	58,482	178,559	165,761

Gross profit	114,047	103,590	305,070	279,687

Research and development expenses (including stock compensation of $1,523 and $3,878 for the three and nine months ended September 26, 2008; $1,916 and $4,422 for the three and nine months ended September 28, 2007)	24,398	22,751	72,126	64,821
Acquired in-process research and development expenses	700	—	700	—
Selling, general and administrative expenses (including stock compensation of $3,986 and $9,288 for the three and nine months ended September 26, 2008; $4,021 and $9,799 for the three and nine months ended September 28, 2007)	60,266	52,820	172,830	153,922
Restructuring, integration and retirement expenses (including stock compensation of $480 and $2,999 for the three and nine months ended September 26, 2008)	5,926	—	13,627	—
Amortization of intangible assets	8,971	7,581	24,123	24,124
Total operating expenses	100,261	83,152	283,406	242,867

Income from operations	13,786	20,438	21,664	36,820

Net investment income	295	1,074	1,863	2,857
Interest expense	(2,268)	(1,853)	(5,915)	(6,355)
Other income (expense), net	2,362	207	2,722	(95)

Income before provision for income taxes	14,175	19,866	20,334	33,227
Provision for income taxes	3,214	3,749	5,199	1,364

Net income	$10,961	$16,117	$15,135	$31,863

Earnings per share:
Basic	$0.24	$0.32	$0.33	$0.63
Diluted	$0.24	$0.32	$0.33	$0.62
Weighted average shares used in computing earnings per share:
Basic	44,792	50,310	45,241	50,506
Diluted	45,467	51,149	45,868	51,399

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited, in thousands, except per share data)

	September 26, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$114,901	$105,183
Investments maturing within one year	—	5,943
Accounts receivable, less allowance for doubtful accounts of $2,837 and $2,481 at September 26, 2008 and December 31, 2007, respectively	127,400	109,851
Other receivables	13,318	10,799
Inventories	28,813	30,103
Other current assets	6,912	4,399
Deferred tax assets, net	3,707	5,928
Total current assets	295,051	272,206

Property and equipment, net	36,984	37,298
Goodwill	613,610	584,949
Other intangible assets, net	192,440	167,982
Deferred tax asset, non-current	14,152	13,297
Other assets	3,927	2,701
Total assets	$1,156,164	$1,078,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,590	$20,031
Accrued wages and commissions	30,197	25,072
Accrued liabilities	43,121	30,630
Income taxes payable	19,559	14,950
Deferred revenue, current	65,346	54,738
Total current liabilities	176,813	145,421

Long-term debt	180,000	95,000
Deferred revenue, non-current	9,250	11,325
Other non-current liabilities	580	1,025
Total liabilities	366,643	252,771

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; September 26, 2008 —54,486 shares issued and 44,859 outstanding; December 31, 2007 — 53,910 shares issued and 48,283 outstanding;	54	54
Additional paid-in capital	1,223,288	1,208,674
Accumulated other comprehensive income	689	2,130
Accumulated deficit	(203,584)	(218,719)
Treasury stock, at cost; September 26, 2008 — 9,627 shares; December 31, 2007 — 5,627 shares;	(230,926)	(166,477)
Total stockholders’ equity	789,521	825,662

Total liabilities and stockholders’ equity	$1,156,164	$1,078,433

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	September 26,	September 28,
	2008	2007

Cash flows from operating activities:
Net income	$15,135	$31,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,027	7,232
Amortization of intangible assets	34,416	32,677
Stock-based compensation	16,957	15,074
Acquired in-process research and development expense	700	—
Amortization of discounts on investments	—	(155)
Net loss on disposition of property and equipment	548	277
Excess tax benefit from stock-based compensation	(85)	(907)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(8,214)	11,159
Inventories	4,521	10,846
Other assets	(3,127)	(1,394)
Accounts payable	(4,252)	6,562
Accrued wages and commissions	4,170	(5,860)
Accrued other liabilities and deferred revenue	3,532	1,007
Income taxes, current and deferred	(5,167)	(9,497)
Net cash provided by operating activities	66,161	98,884

Cash flows from investing activities:
Purchase of Ergo, net of cash received	(28,443)	—
Purchase of Touchpaper, net of cash received	(47,113)	—
Purchase of other intangible assets	(674)	(3,841)
Purchases of property and equipment	(6,773)	(7,027)
Purchases of investments	—	(70,568)
Maturities and proceeds from sales of investments	5,942	72,458
Net cash used in investing activities	(77,061)	(8,978)

Cash flows from financing activities:
Borrowings under term loan	90,000	—
Borrowings (repayments) under line of credit, net	(5,000)	(55,000)
Proceeds from employee stock option exercises	1,484	4,294
Excess tax benefit from stock-based compensation	85	907
Purchases of treasury stock	(64,449)	(26,469)
Net cash provided by (used in) financing activities	22,120	(76,268)

Effect of exchange rate changes on cash and cash equivalents	(1,502)	1,141

Net increase in cash and cash equivalents	9,718	14,779
Cash and cash equivalents at beginning of period	105,183	81,301
Cash and cash equivalents at end of period	$114,901	$96,080

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

We report our annual results based on years ending December 31.  We report our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.  Beginning January 1, 2009 we will report our quarterly periods based on the calendar month end.

Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.   Inventories

Inventories consisted of the following at:

	September 26, 2008	December 31, 2007

Raw materials	$1,270	$1,394
Work-in-process	300	1,058
Finished goods	27,243	27,651
Inventories	$28,813	$30,103

Inventories above have been reduced by reserves for excess and obsolete inventories of $7,227 and $7,328 as of September 26, 2008 and December 31, 2007, respectively.

Note 3.   Equity and Treasury Stock

We issued common stock as a result of stock option exercise activity during the three and nine months ended September 26, 2008 and September 28, 2007 as follows:

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007

Stock option exercises	73,235	40,225	137,607	225,974

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

We issued common stock as a result of restricted stock unit (RSU) vesting activity during the three and nine months ended September 26, 2008 and September 28, 2007 as follows:

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Net RSUs issued
RSU’s vested	27,961	1,434	617,145	350,553
Shares withheld for tax	(4,121)	(377)	(178,676)	(104,099)
Net shares issued	23,840	1,057	438,469	246,454

Share repurchase activity during the three and nine months ended September 26, 2008 and September 28, 2007 was as follows:

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007

Shares repurchased	—	300,000	4,000,000	886,267

RSUs granted — During the first nine months of 2008, our Compensation Committee approved the grant of 963,000 time-based and 588,000 market condition-based and performance conditioned-based restricted stock units to our employees, officers and directors.

RSUs accelerated — During the three and nine months ended September 26, 2008, we accelerated 27,000 and 184,000 RSUs, respectively, in relation to our restructuring program (see note 14).

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives accounted for as cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  Comprehensive income for the nine months ended September 26, 2008 and September 28, 2007 is as follows:

	Nine months ended
	September 26, 2008	September 28, 2007

Net income	$15,135	$31,863
Unrealized gains on investments	—	87
Unrealized gains on cash flow hedges	430	142
Foreign currency translation adjustment	(1,871)	1,228
Total comprehensive income	$13,694	$33,320

As of September 26, 2008 and December 31, 2007, total accumulated other comprehensive income was $689 and $2,130, respectively.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

Note 5.   Earnings Per Share (share data in thousands)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 26, 2008
Basic EPS
Net income available to common stockholders	$10,961	44,792	$0.24
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	675	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$10,961	45,467	$0.24

For the three months ended September 28, 2007
Basic EPS
Net income available to common stockholders	$16,177	50,310	$0.32
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	839	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$16,177	51,149	$0.32

For the nine months ended September 26, 2008
Basic EPS
Net income available to common stockholders	$15,135	45,241	$0.33
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	627	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,135	45,868	$0.33

For the nine months ended September 28, 2007
Basic EPS
Net income available to common stockholders	$31,863	50,506	$0.63
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	893	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$31,863	51,399	$0.62

Anti-dilutive options to purchase common stock outstanding and anti-dilutive RSUs were excluded from the calculations above. Anti-dilutive options and anti-dilutive RSUs totaled 3,871 and 4,074 for the three and nine months ended September 26, 2008, respectively.  Anti-dilutive options and anti-dilutive RSUs totaled 2,192 and 2,203 for the three and nine months ended September 28, 2007, respectively.

Note 6.   Segment Reporting

In the first quarter of 2008, we dissolved our Desktops Solutions Business Unit (DS) and transferred some of its personnel and a portion of its technology into Management Systems.  DS’ results were previously reported within our Other Business Units segment.  The related revenue and expenses of DS have not been material to our consolidated results, and this business unit was dissolved rather than being merged into another business unit.  Accordingly, we will continue to report historical results for DS within our Other Business Units segment.  In addition, no goodwill was allocated to this business unit

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

and all related intangible assets were fully amortized prior to the dissolution of the business unit. Accordingly, there was no related write-off of goodwill or write-down of intangible assets as a result of the dissolution of this business unit. Costs associated with the dissolution of DS are included in retirement and restructuring expenses for the first quarter of 2008 (see note 14).

In July 2008, we announced our intention to sell (or license the technology of) the majority of our emerging Connectivity and Control Business Unit.  We have divided this entrepreneurial business unit into its three product lines, the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We have folded our Broadcast product line into Management Systems and intend to sell (or license the technology of) the remaining two parts of this business.  All revenues and costs associated with the Broadcast business are included within Management Systems and historical results have been adjusted to include the Broadcast business in Management Systems.

We evaluate the performance of our segments based on revenue and operating income, which is calculated before corporate and unallocated costs, amortization of intangibles, acquired in-process research and development expense, restructuring, integration and  retirement costs, and stock compensation costs.  We do not track or use assets by segment as a measure of performance, therefore, we have not presented assets by segment.  The following is a presentation of information for our two reportable segments, Management Systems and LANDesk:

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Net revenue:
Management Systems	$138,011	$129,222	$370,434	$351,580
LANDesk	41,559	28,648	102,594	80,065
Other business units	2,972	3,819	8,561	11,788
Corporate and unallocated	506	981	2,040	3,889
Amortization of fair value adjustment to LANDesk deferred revenue	—	(598)	—	(1,874)
Total net revenue	$183,048	$162,072	$483,629	$445,448

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Operating income (loss):
Management Systems	$39,649	$43,821	$97,415	$105,304
LANDesk	7,620	885	12,161	969
Other business units	(1,015)	(3,154)	(4,064)	(9,360)
Corporate and unallocated costs	(6,844)	(3,856)	(21,515)	(10,779)
Amortization of fair value adjustment to LANDesk deferred revenue	—	(598)	—	(1,874)
Acquired research and development expense	(700)	—	(700)	—
Amortization of intangibles and other expenses	(13,191)	(10,350)	(34,043)	(32,366)
Restructuring, integration and retirement expenses	(5,446)	—	(10,628)	—
Stock-based compensation expense	(6,287)	(6,310)	(16,962)	(15,074)
Total income from operations	$13,786	$20,438	$21,664	$36,820

Other income (expense)	389	(572)	(1,330)	(3,593)
Income before provision for income taxes	$14,175	$19,866	$20,334	$33,227

Sales by product line for Management Systems and LANDesk for the three and nine months ended September 26, 2008 and September 28, 2007 are as follows:

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Management Systems net revenue:
KVM	$97,101	$99,181	$268,350	$268,917
Serial management	13,517	13,387	39,572	37,425
Embedded software and solutions	10,229	8,662	26,981	24,136
Other	17,164	7,992	35,531	21,102
Total Management Systems net revenue	$138,011	$129,222	$370,434	$351,580

	For the three months ended		For the nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
LANDesk net revenue:
Licenses and royalties	$22,092	$16,741	$57,919	$46,912
Maintenance and services	19,467	11,907	44,675	33,153
Total LANDesk net revenue	$41,559	$28,648	$102,594	$80,065

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first nine months of 2008 or 2007.

Following is a presentation of long-lived tangible assets by geography as of September 26, 2008 and December 31, 2007:

	September 26, 2008	December 31, 2007
Long-lived tangible assets:
United States	$26,187	$26,266
International	10,797	11,032
Total	$36,984	$37,298

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of September 26, 2008, we had 4 open forward contracts with an approximate fair value of $(14).  As of December 31, 2007, we had three open forward contracts with an approximate fair value of $8.

As of September 26, 2008 we have two interest rate swaps, which are recorded on our balance sheet.  In 2006, we entered into an interest rate swap agreement with a notional amount of $125,000.  The notional amount of the interest rate swap was $20,000 as of September 26, 2008.    The swap was effective on August 31, 2006 and terminates on December 31, 2008.  The swap calls for us to make fixed rate payments of 5.42% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.   On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The notional amount of the interest rate swap was $80,000 as of September 26, 2008.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.

The objective of the rate swap agreements is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on our credit agreements. We anticipate these hedges will be settled upon maturity and are being accounted for as a cash flow hedges.  The interest rate swaps are recorded at fair value

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (OCI).

At September 26, 2008, we recorded a net unrealized gain on the interest rate swaps, net of tax, of $430 in accumulated OCI. There was no significant ineffectiveness in the nine months of 2008, and we anticipate no significant ineffectiveness throughout the remainder of 2008.

Note 8.   Acquisitions

Touchpaper Group Limited — On June 30, 2008, we acquired Touchpaper Group Limited, a privately-held company based in Woking, U.K. (Touchpaper).  Touchpaper employed approximately 200 people, located primarily in the UK.  We acquired Touchpaper for $45,740 in cash consideration plus assumed liabilities and acquisitions costs.   The Touchpaper product lines include software for incident management, problem management and service desk management.  We believe the acquisition of Touchpaper and its products will enhance and expand our IT Operations Management solutions and products.  The results of Touchpaper’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase cost was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be allocated to our LANDesk business unit (see Note 9) and will be included in Avocent’s annual review of goodwill for impairment.  Amortization of the other intangible assets acquired and the goodwill recorded is not tax deductible. Our preliminary allocation of the purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$45,740
Acquisition costs paid by Avocent	4,248

Total purchase consideration	$49,988

We funded the acquisition through available cash and through borrowings on the line of credit.  On the closing of the Touchpaper transaction, we acquired $2,875 in cash held by Touchpaper.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$14,583	—
In-process research and development	700	—
Developed technology	29,000	5 years
Maintenance contracts	8,000	5 years
Customer base	2,000	5 years
Trademarks	100	3 years
Non-compete agreements	125	3 years
Goodwill	23,630	—
Deferred taxes	(10,921)	—
Assumed liabilities	(17,229)	—

	$49,988

The capitalized amounts will be amortized on a straight-line basis over the estimated life of the intangibles.  An escrow account with approximately $11,200 in cash is held for indemnifiable claims for a period of 24 months after the acquisition.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

The $700 in fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.

Touchpaper’s in-process research and development activities consisted of the development of its ITBM Version 7.2.6 software product. This product was completed during October 2008.

The new generations of products under development are projected to sell through sales channels and to customers that are substantially the same as current and historical sales channels and customers.  Pricing and margins will not differ significantly from historical pricing and margins.  Revenue for the project under development was projected through 2017.  Net income attributable to IPR&D was calculated by applying Touchpapers’ projected gross, operating, and net profit margins to IPR&D revenue, while considering Avocent’s historical results and industry prospects.  This product has an estimated economic life of approximately 7 years.  The discount rate used to value IPR&D was 21%.

Ergo 2000, Inc. — On July 10, 2008 we acquired certain assets and assumed certain liabilities of Ergo 2000, Inc. (Ergo), a privately held provider of rack-mounted LCD consoles with approximately 35 employees based in Fullerton, California, for approximately $29,000 plus acquisition costs paid by Avocent. Ergo’s products were integrated into the Management Systems business unit as part of that unit’s overall product offering and related operating results were included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.  The goodwill recorded as a result of the acquisition will be allocated to our Management Systems unit and will not be amortized but will be included in our annual review of goodwill for impairment.  Amortization of the other intangible assets acquired and the goodwill recorded is tax deductible.  Our preliminary allocation of the purchase consideration, excluding cash received, is as follows:

Cash consideration paid to owners	$27,500
Cash paid to settle owners line of credit	1,505
Acquisition costs paid by Avocent	307
Total estimated purchase consideration	$29,312

We funded the acquisition through available cash and borrowings from our line of credit.  On the closing of the Ergo transaction, we acquired $869 in cash held by Ergo.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$7,023	—
Customer base	18,400	5 years
Non-compete agreements	1,000	3 years
Goodwill	5,031	—
Assumed liabilities	(2,142)	—
	$29,312

The capitalized amounts will be amortized on a straight-line basis over the estimated life of the intangibles.  An escrow account with $3,500 in cash is held for indemnifiable claims until February 1, 2010.

Pro Forma Financial Information - The following unaudited pro forma summary combines the results of operations of Avocent, Touchpaper and Ergo as if the acquisitions had occurred prior to the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions.  These pro forma results have been prepared

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.

	For the Three Months Ended		For the Nine Months Ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Net sales	$183,431	$179,018	$515,957	$496,292
Net income	$11,589	$14,638	$12,624	$27,430
Income per basic share	$0.26	$0.29	$0.28	$0.54
Income per diluted share	$0.26	$0.29	$0.28	$0.53

The above amounts exclude acquired in-process research and development expense of $700 for the three and nine months ended September 26, 2008 and September 28, 2007, related to the Touchpaper acquisition.

Note 9.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	September 26, 2008		December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$85,840	$27,483	$56,840	$17,292
Internally developed software for resale	21,900	7,604	21,900	4,867
Patents and trademarks	30,958	9,808	30,670	6,590
Customer base and certifications	119,978	38,250	99,878	25,496
Maintenance contracts	17,600	4,400	9,600	2,560
Non-compete agreements	11,325	7,747	10,624	5,432
Other	2,310	2,179	2,310	1,603
	$289,911	$97,471	$231,822	$63,840

For the three months ended September 26, 2008 and September 28, 2007, amortization expense for other intangible assets was $13,383 and $10,469, respectively.  For the nine months ended September 26, 2008 and September 28, 2007, amortization expense for other intangible assets was $34,416 and $32,677, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2008, remainder	$13,973
2009	$50,195
2010	$46,194
2011	$37,860
2012	$28,742
Thereafter	$15,476

We evaluate goodwill for impairment in the fourth quarter of each fiscal year, unless circumstances dictate measurement at an interim date.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

	Management		Other Business
	Systems	LANDesk	Units	Total

Balance as of January 1, 2008	$328,011	$252,355	$4,583	$584,949

Transfer of Broadcast goodwill to Management Systems	1,150	—	(1,150)	—

Acquisition of Touchpaper	—	23,630	—	23,630

Acquisition of Ergo	5,031	—	—	5,031

Balance as of September 26, 2008	$334,192	$275,985	$3,433	$613,610

The goodwill transfer from our other business units to Management Systems resulted from the transfer of our Broadcast product line (see Note 6).  We allocated goodwill related to Connectivity and Control to its three products lines based on their relative fair Values.  Approximately $1,150 was allocated to the Broadcast product line transferred to Management Systems.

We perform an annual impairment test of goodwill in the fourth quarter of each year unless circumstances call for an intirim test.  We have not yet completed our impairment test in the fourth quarter of 2008 as of this filing but do not anticipate an adjustment will be required based on our recent financial results and expected future results.  However, our business and operating results depend to a significant extent on economic conditions in general and on IT spending in particular.  Any adverse change in IT spending due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  Recent news regarding the U.S and global economy indicate a slowing economy and our market capitalization has recently been below book value.  Accordingly, and as required by SFAS 142, we will continue to monitor our goodwill for potential impairment in light of this general economic uncertainty.

Note 10.  Product Warranties and Deferred Revenue

We include an accrued liability for warranty returns in our balance sheet within accrued current liabilities. The activity within the liability for warranty returns for the nine months ended September 26, 2008 was as follows:

Balance, January 1, 2008	$1,854
Accruals for product warranties issued during the period	7,161
Assumed on acquisition	35
Settlements made during the period	(6,747)
Balance, September 26, 2008	$2,303

We include an accrued liability for extended warranty program in our balance sheet within deferred revenue. The activity within deferred revenue for our extended warranty program for the nine months ended September 26, 2008 was as follows:

Balance, January 1, 2008	$5,388
New extended warranty contracts	3,362
Earned revenue from amortization of deferred revenue	(2,978)
Balance, September 26, 2008	$5,772

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed. Deferred revenue was $68,812 as of September 26, 2008 and $60,647 as of December 31, 2007.

Note 11. Income Taxes

The effective tax rate in the third quarter of 2008 was a provision of 22.7% compared to a provision of 18.9% in the third quarter of 2007.  The provision for income taxes was $3,214 for the third quarter of 2008, compared to a provision of $3,749 in the third quarter of 2007.  The effective tax rate for the first nine months of 2008 was a provision of 25.6% compared to a provision of 4.1% for the first nine months of 2007.  The provision for income taxes was an expense of $5,199 for the first nine months of 2008, compared to an expense of $1,364 for the first nine months of 2007.  The increase in the effective tax rate was primarily the result of the change in the amount and mix of our pre-tax book income within taxable jurisdictions and a tax benefit recognized during the second quarter of 2007 associated with in-process R&D previously charged to book expense.

During the second quarter of 2007, we made certain elections under the Internal Revenue Code Sec. 338(g) related to the LANDesk acquisition in August 2006.  As a result of making these elections, the acquisition was treated for U.S. tax purposes as an asset acquisition where we stepped up the tax basis in assets and liabilities previously recognized in the purchase accounting.  We had previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded.  Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts should those elections be made within the required time period, including the tax impacts associated with the amount assigned to in-process R&D that was charged to expense at acquisition.  During the second quarter of 2007, we reconsidered the measurement of deferred taxes related to this business combination to take into consideration the tax impacts of the elections made.  As a result, we adjusted the deferred tax accounts with the offset reducing the amount of goodwill previously recognized from this transaction.  In addition, we recognized a tax benefit of $6,500 during the quarter ended September 28, 2007 to take into consideration the tax impacts associated with the in-process R&D previously charged to expense on a gross basis at acquisition.

As of September 26, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,248, of which $3,486, if recognized, would affect our effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $394 of such expenses during the first nine months of 2008.  As of September 26, 2008, we had accrued interest payable related to the unrecognized tax benefits of $842.

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, and non-U.S. income tax examinations for tax years prior to 2005.

In 2006, the Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, the IRS proposed certain adjustments relating primarily to transfer pricing, increasing our tax liabilities for those periods.  We reached a negotiated settlement with the IRS related to those adjustments resulting in an additional tax payment of $6,600, which we had accrued prior to 2008 and was paid during the first quarter of 2008.   A payment for interest of $1,430, which we had previously accrued, associated with the additional tax liability was paid during the second quarter of 2008. During the third quarter of 2008, the IRS commenced an examination of our US income tax returns for 2006 and 2007.   As of September 26, 2008 the IRS has not issued any proposed adjustments for those periods.

Note 12. Fair Value Measurements

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

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.   FSP 157-3 clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. FSP 157-3 was effective on issuance in October 2008, including periods in which financial results have not been issued.  We are currently evaluating these FSPs, but do not believe they will have a material impact on our financial statements.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 26, 2008:

		Fair value measurements at Sept. 26, 2008
	Total Carrying Value at Sept. 26, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$35,814	$35,814	—	—
Derivative liabilities	$330	$—	$330	$—

The fair market value of our money market funds is measured at fair value using quoted prices in active markets.  These fair value measurements are classified within Level 1 of the valuation hierarchy.

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared using the closing mid-market rate/price environment on September 26, 2008, using proprietary models, available market data and reasonable assumptions.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

Note 13.  Legal Matters

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

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered and Rose Electronics has intervened.

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

Note 14. Restructuring, Integration and Retirement

During the third quarter of 2008, we announced a series of restructuring actions and began the integration of our Ergo and Touchpaper acquisitions.  The restructuring and integration actions are designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring and integration costs along with costs associated with our former CEO retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring, integration and retirement expenses” within our operating expenses.  Restructuring and integration expenses include severance charges incurred for certain workforce reductions, costs associated with the reduction of certain research and development investments, cost associated with the integration of marketing functions, and the costs associated with the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama.

We recorded $5,926 and $13,627 for the three and nine months ended September 26, 2008, respectively.  These costs include stock compensation costs of $480 and $2,999 for the three and nine months ended September 26, 2008, respectively (see note 3).  These costs also include $936 of integration related costs in the three and nine months ended September 26, 2008 and approximately $1,400 of costs to be settled in cash related to the retirement of our CEO in the first quarter of 2008.  The balance of these costs relates to severance charges and other costs to be settled in cash.  As of September 26, 2008 we had accrued approximately $6,012 related to severance costs, which was included in accrued wages and commissions in our consolidated balance sheet.  All costs associated with our restructuring and integration program were carried at the corporate level, none of these costs were allocated to a specific business unit.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except share data)

A rollforward of the liability for severance charges and other costs settled in cash associated with our restructuring programs is as follows:

Balance, January 1, 2008	$—
Accruals for severance costs	8,280
Settlements made during the period	(2,268)
Balance, September 26, 2008	$6,012

Excluding stock compensation costs, we expect to record an additional $3,000 to $4,000 in the fourth quarter of 2008, for restructuring and integration expenses.  Most of these costs will be paid during the fourth quarter of 2008 and the first quarter of 2009.

Note 15. Recently Issued Accounting Pronouncements

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

Note 16. Credit Facility

 In July 2008, we increased our debt capacity by $90,000 with an addition to our credit facility.  The addition is a 3 year term loan (balance due June 2011) with a variable rate similar to our line of credit and bears an initial interest rate of 4.41%.  The addition to our credit facility will provide extra capacity and provide strategic flexibility. We reduced the balance outstanding on our revolving line of credit by $90,000 with the proceeds from the term loan.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE INFORMATION IN THIS ITEM 2 “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND IN OTHER PARTS OF THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO OUR FUTURE BUSINESS PROSPECTS AND ECONOMIC CONDITIONS IN GENERAL; STATEMENTS REGARDING OUR ABILITY TO PREDICT FUTURE SALES AND MANAGE INVENTORY LEVELS; STATEMENTS REGARDING PRICING PRESSURE; STATEMENTS REGARDING THE FLUCTUATION OF OUR REVENUE GROWTH IN RELATION TO ECONOMIC CONDITIONS AND IT RELATED SPENDING TRENDS; STATEMENTS REGARDING OUR PRODUCT DEVELOPMENT ACTIVITIES, OUR PRODUCT PLATFORMS, AND OUR ABILITY GROW OUR BUSINESS; STATEMENTS REGARDING FUTURE ACQUISITIONS; STATEMENTS ABOUT THE SALE OF OUR CONNECTIVITY AND CONTROL BUSINESS UNIT; STATEMENTS REGARDING OUR ANTICIPATED FUTURE GROSS MARGINS, RESEARCH AND DEVELOPMENT EXPENSES, AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES; STATEMENTS ABOUT OUR MANAGEMENT TRANSITION AND RESTRUCTURING EFFORTS; STATEMENTS ABOUT FUTURE BORROWINGS UNDER OUR CREDIT FACILITES AND THE INTEREST ON AND REPAYMENT OF THESE BORROWINGS; AND STATEMENTS REGARDING THE OUTCOME OF, AND OUR LEGAL COSTS FOR, PATENT AND OTHER LEGAL CLAIMS, LITIGATION, AND PROCEEDINGS.  THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN PART II, ITEM 1A “RISK FACTORS.”

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

In July 2008, we acquired Touchpaper Group Limited (Touchpaper), a privately-held company based in Woking, U.K. Touchpaper employed approximately 200 people, located primarily in the UK.   Also in July 2008, we acquired certain assets and assumed certain liabilities of Ergo 2000, Inc. (Ergo), a privately-held provider of rack-mounted LCD consoles with approximately 35 employees based in Fullerton, California (see Note 8 to the condensed consolidated financial statements).

For a more complete description of our products, technologies and markets, please refer to our Form 10-K, which was filed on February 21, 2008.

Most of our revenue is derived from sales through our reseller and distributor network, sales to a limited number of OEMs (who purchase our switching systems on a private-label or branded basis for integration and sale with their own products), and sales to a limited number of direct customers. Sales to our branded customers accounted for 67% of sales in the first nine months of 2008 and 66% of sales in the first nine months of 2007.  Sales to our OEM customers accounted for 33% of sales in the first nine months of 2008 and 34% of sales in the first nine months of 2007.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  The loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 48% and 53% of sales in the first nine months of 2008 and 2007, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 53% and 58% of first nine months sales in 2008 and 2007, respectively.  No foreign country accounted for more than 10% of sales in the first nine months of 2008 or 2007.

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

We experience significant price competition in the market for all of our products, and we expect that pricing pressures will continue in the future.  In addition, our business and operating results depend to a significant extent on economic conditions in general and on IT spending in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Any adverse change in IT spending due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  For example, since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption.  This financial crisis could impact our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.

.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and restricted stock units (RSUs).  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the first nine months of 2008, our Board of Directors granted time-based, market condition-based and performance-based RSUs with two and three year vesting.  Awards with similar terms were also granted in the second quarter of 2007.

In the first quarter of 2008, we dissolved our Desktop Solutions Business Unit and transferred some of its personnel and a portion of its technology into Management Systems.  We believe our remaining business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.   We recently announced our intention to sell the majority of our emerging Connectivity and Control Business Unit.  We have divided this entrepreneurial business unit into its three product lines; the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We have folded our Broadcast product line into Management Systems and intend to sell (or license the technology of) the remaining two parts of this business.  All revenues and costs associated with our broadcast business are included within Management Systems and historical results for both Management Systems and our other business units have been adjusted to reflect this change.

Our largest business unit, Management Systems, comprised 77% of our consolidated net revenue in the first nine months of 2008 and 79% in the first nine months of 2007.  LANDesk contributed 21% of net revenue to the first nine months of 2008 and 18% in the first nine months of 2007.  Our other business units and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2008 and 2007.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected income statement data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	37.7	36.1	36.9	37.2
Gross profit	62.3	63.9	63.1	62.8
Operating expenses:
Research and development expenses	13.3	14.0	14.9	14.5
Acquired in-process research and development expenses	0.4	—	0.1	—
Selling, general and administrative expenses	32.9	32.6	35.7	34.6
Restructuring, integration and retirement expenses	3.2	—	2.8	—
Amortization of intangible assets	4.9	4.7	5.0	5.4
Total operating expenses	54.7	51.3	58.5	54.5

Income from operations	7.6	12.6	4.6	8.3

Net investment income	0.2	0.7	0.4	0.6
Interest expense	(1.2)	(1.1)	(1.2)	(1.4)
Other income (expense), net	1.2	0.1	0.6	—
Income before provision (benefit) for income taxes	7.8	12.3	4.4	7.5
Provision (benefit) for income taxes	1.8	2.4	1.1	0.3
Net income	6.0%	9.9%	3.3%	7.2%

Net sales.  Our net sales consist of sales of  KVM console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance agreements, serial connectivity devices, wireless extension products, IPMI, extension, remote access and management products and technologies, and royalties from licensing our intellectual property.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales
Net revenue, customer distribution
Branded	$124,613	68%	$109,657	68%	$325,147	67%	$293,455	66%
OEM	58,435	32%	52,415	32%	158,482	33%	151,993	34%
Total net revenue	$183,048	100%	$162,072	100%	$483,629	100%	$445,448	100%

The 13% growth in sales from the third quarter of 2007 compared to the third quarter of 2008 was the result of increased branded sales across our geographic regions and increased international OEM sales.  In addition, the acquisition of Touchpaper, which closed early in the third quarter, contributed $7.5 million to our third quarter 2008 revenue.  The acquisition of the Ergo product line, which also closed early in the third quarter, contributed $6.6 million to our third quarter 2008 revenue.  Branded sales grew approximately 14% in the third quarter of 2008 from the third quarter of 2007, primarily due to the contribution of Touchpaper revenue and an increase in revenues from our secure switch products.  Our OEM sales increased approximately 12% from the third quarter of 2007, primarily due to the contribution of Ergo product revenue.   Our branded and OEM businesses grew in EMEA and Asia during the third quarter of 2008. We attribute the strength in our foreign markets partly to the revenue from our recent acquisitions and to our recent additions to our international sales force.  Net sales increased 9% from the first nine months of 2007 compared to the first nine months of 2008 for similar reasons experienced in the third quarter of 2008.

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Net revenue:
Management Systems	$138,011	$129,222	$370,434	$351,580
LANDesk	41,559	28,648	102,594	80,065
Other business units	2,972	3,819	8,561	11,788
Corporate and unallocated	506	981	2,040	3,889
Amortization of fair value adjustment to LANDesk deferred revenue	—	(598)	—	(1,874)
Total net revenue	$183,048	$162,072	$483,629	$445,448

Our Management Systems Business Unit includes our traditional KVM products, our serial products and our embedded software and solutions products (see Note 6 in the notes to our condensed consolidated financial statements in Part I Item I of this document).  Management Systems sales increased approximately 7% in the third quarter 2008 compared to the third quarter of 2007, primarily as a result of contribution from our Ergo acquisition and increases in the sales of our embedded software and solutions.  Sales by product line for Management Systems for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	September 28, 2007	Sept. 26, 2008	September 28, 2007
Management Systems net revenue:
KVM	$97,101	$99,181	$268,350	$268,917
Serial management	13,517	13,387	39,572	37,425
Embedded software and solutions	10,229	8,662	26,981	24,136
Other	17,164	7,992	35,531	21,102
Total Management Systems net revenue	$138,011	$129,222	$370,434	$351,580

LANDesk revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite (LDMS) product, and subscription-based revenue, primarily from the LANDesk Security Suite products and from maintenance and support agreements related to LANDesk Management Suite.  LANDesk revenue also includes revenue from our Touchpaper acquisition.  Compared to the third quarter of 2007, LANDesk revenues increased 45% during the third quarter of 2008.  The growth in subscription and maintenance revenue and the addition of Touchpaper also resulted in an increase to deferred revenue recorded on the balance sheet.  Deferred revenue increased to $74.6 million at September 26, 2008 from $66.1 million at December 31, 2007.  Sales for LANDesk for the three and nine months ended September 26, 2008 and September 28, 2007 are as follows:

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
LANDesk net revenue:
Licenses and royalties	$22,092	$16,741	$57,919	$46,912
Maintenance and services	19,467	11,907	44,675	33,153
Total LANDesk net revenue	$41,559	$26,648	$102,594	$80,065

For the third quarter, consolidated international sales grew 32% in 2008 compared to 2007, while sales within the United States were relatively flat in 2008 compared to 2007.  As mentioned previously, our OEM and branded businesses grew in EMEA and Asia, but only our branded business grew in North America.  The growth experienced in our North America branded business was not sufficient to offset the declines in our North America OEM business.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales
Net revenue, geographic region
United States	$94,850	52%	$95,538	59%	$256,217	53%	$257,591	58%
International	88,198	48%	66,534	41%	227,412	47%	187,857	42%
Total net revenue	$183,048	100%	$162,072	100%	$483,629	100%	$445,448	100%

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	Gross Margin	Sept. 28, 2007	Gross Margin	Sept. 26, 2008	Gross Margin	Sept. 28, 2007	Gross Margin
Management Systems	$81,950	59.4%	$79,452	61.5%	$222,213	60.0%	$212,731	60.5%
LANDesk	35,088	84.4%	25,225	88.1%	88,281	86.0%	70,342	87.9%
Other business units	926	31.2%	1,707	44.7%	3,029	35.4%	3,736	32.3%
Corporate and unallocated	599		944		2,097		3,822
Stock-based compensation	(298)		(373)		(797)		(853)
Intangible amortization – developed technology	(4,218)		(2,767)		(9,753)		(8,217)
Amortization of fair value adjustment to LANDesk deferred revenue	—		(598)		—		(1,874)
Gross profit and margin	$114,047	62.3%	$103,590	63.9%	$305,070	63.1%	$279,687	62.8%

The decline in gross margin during the third quarter of 2008 resulted from a change in product mix as a result of the acquisitions within Management Systems and LANDesk and the price reductions on certain older analog products (see Note 6 in the notes to our condensed consolidated financial statements in Part I Item I of this document).  Management Systems experienced increased sales for certain secure switch products during the third quarter of 2008.  These products carry lower margins than our other Management Systems products; therefore the sales increase had a direct impact on our margins in the third quarter of 2008.  In addition, margins on the Ergo products are much lower than margins on our legacy products.  Similarly, margins on the Touchpaper product line are lower than the legacy LANDesk product line due to Touchpaper’s higher component of professional services.  In the third quarter 2008, Ergo products contributed $1.5 million to gross profit, while Touchpaper contributed $4.2 million to gross profit.  As Touchpaper and Ergo become fully integrated into Avocent, we expect margins on these acquired product lines to improve.  For the nine months ended September 26, 2008, compared to the nine months ended September 28, 2007, our gross profit and margin improved as a result of significantly higher revenues, especially within our LANDesk business unit which carries significantly higher gross margins, offset somewhat by the impact of the lower margins from our acquisitions.

Operating expenses.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales
Research and development expenses	$24,398	13.3%	$22,751	14.0%	$72,126	14.9%	$64,821	14.5%
Acquired in-process research and development expenses	700	0.4%	—		700	0.1%	—
Selling, general and administrative expenses	60,266	32.9%	52,820	32.6%	172,830	35.7%	153,922	34.6%
Restructuring, integration and retirement expenses	5,926	3.2%	—		13,627	2.8%	—
Amortization of intangible assets	8,971	4.9%	7,581	4.7%	24,123	5.0%	24,124	5.4%
	$100,261	54.7%	$83,152	51.3%	$283,406	58.5%	$242,867	54.5%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D increased 7% in the third quarter of 2008 from the third quarter of 2007.  Costs related to salaries, including costs for added headcount from the acquisitions, increased approximately $1.5 million in the third quarter of 2008 compared to the third quarter of 2007. Our recent acquisitions added over $700,000 to R&D costs during the third quarter of 2008 and were the primary reason behind the increased costs.  R&D increased 11% from the first nine months of 2007 compared to the first nine months of 2008 for similar reasons as that experienced in the third quarter of 2008.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Acquired in-process research and development expense.  Acquisition related expenses for the three and nine months ended September 26, 2008 were comprised solely of the non-recurring write-off of $700,000 of in-process research and development expense related to the acquisition of Touchpaper.  There were no such charges for the three and nine months ended September 28, 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses increased 14% in the third quarter of 2008 from the third quarter of 2007. Our recent acquisitions added over $4.1 million in SG&A costs during the third quarter of 2008 and were the primary reason behind the increased costs.  Our integration strategy for Ergo include headcount reductions and reduced facility costs as we complete the transition of Ergo into Avocent’s operations.  For Touchpaper, our integration strategy will include some headcount reductions as well.  The increase in selling, general and administrative expenses also resulted from increased sales commissions resulting from increased sales for the period.  Compared to the third quarter of 2007, salaries, commissions and bonuses, including costs for added headcount from the acquisitions, increased approximately $4.5 million in the third quarter of 2008.  Selling, general and administrative expenses increased 12% in the first nine months of 2008 from the first nine months of 2007 for similar reasons as that experienced in the third quarter of 2008 listed above.

Restructuring, integration and retirement expenses.  Restructuring, integration and retirement expenses for the third quarter of 2008 relate to severance charges incurred for certain workforce reductions related to the reduction in certain research and development investments, the integration of marketing functions, shifting our Asian support operations from Shannon, Ireland to Singapore, the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama, and the integration of our acquisitions into our operations,. In addition to the third quarter charges, restructuring, integration and retirement charges for the first nine months of 2008 includes the retirement costs for our former CEO of $2.2 million.

Amortization of intangible assets.  Amortization was $9.0 million in the third quarter of 2008 and $24.1 million in the first nine months of 2008 compared to amortization of $7.6 million in the third quarter of 2007 and $24.2 million in the first nine months of 2007.  The increase in amortization for the quarter was due to the acquisitions of Touchpaper and Ergo.    Amortization for the first nine months of 2008 was flat compared to 2007 as the completion of amortization for certain other intangibles in late 2007 offset the increase for the intangibles acquired in 2008.

Stock-based compensation.  We allocate stock-based compensation expense based on the department in which an employee works.  Stock compensation expenses by income statement classification for the three and nine months ended September 26, 2008 and September 28, 2007 were as follows:

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales	Sept. 26, 2008	% of Sales	Sept. 28, 2007	% of Sales

Cost of sales	$298		$373		$797		$853
Research and development expense	1,523		1,916		3,878		4,422
Selling, general and administrative expense	3,986		4,021		9,288		9,799
Restructuring and retirement expense	480		—		2,999		—
	$6,287	3.4%	$6,310	3.9%	$16,962	3.5%	$15,074	3.4%

Stock-based compensation remained steady in the third quarter 2008 from the third quarter 2007.  However, stock-based compensation increased 13% for the nine months of 2008 compared to the first nine months of 2007. The increase is primarily a result of charges associated with the accelerated vesting for certain RSU’s and other equity related charges associated with restructuring actions taken in the first half of 2008, disclosed separately above.  We accelerated 194,000 RSUs during the first nine months of 2008.  Additionally, we recorded charges associated with the accelerated vesting for certain RSUs and other equity related charges for the retirement of our former CEO taken in the first quarter of 2008.

Net investment income.  Net investment income decreased to $295,000 in the third quarter of 2008 as compared to $1.1 million in the third quarter of 2007.  Net investment income decreased to $1.9 million in the first nine months of 2008 as compared to $2.9 million in the first nine months of 2007.  This decline was primarily the result of using excess cash to fund our recent acquisitions.

Interest expense. Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006 and our $90 million term loan obtained in the third quarter of 2008.  Interest expense increased to $2.3 million in the third quarter 2008, compared to $1.9 million in the third quarter of 2007 due to higher borrowings as we borrowed an additional $50 million to help fund the acquisitions of Touchpaper and Ergo in July 2008.  Interest expense declined to $5.9 million in the first nine months of 2008, compared to $6.4 million in the first nine months of 2007 as a result of lower average borrowings during the first half of 2008, somewhat offset by increased borrowings in the third quarter of 2008.

Other income (expense), net.  Other income (expense), net increased from $207,000 in the third quarter of 2007 to $2.4 million in the third quarter of 2008.  We recorded a gain of approximately $3.2 million in the third quarter of 2008 from a foreign currency exchange gain related to the tax free repatriation of capital from a European subsidiary to help fund the acquisition of Touchpaper.  Net other income (expense) improved from an expense of $95,000 in the first nine months of 2007 to income of $2.7 million in the first nine months of 2008 for reasons similar to the third quarter of 2008.

Provision (benefit) for income taxes.  The effective tax rate in the third quarter of 2008 was a provision of 22.7% compared to a provision of 18.9% in the third quarter of 2007.  The provision for income taxes was $3.2 million for the third quarter of 2008, compared to a provision of $3.7 million in the third quarter of 2007.  The effective tax rate for the first nine months of 2008 was a provision of 25.6% compared to a provision of 4.1% in the first half of 2007.  The provision for income taxes was $5.2 million for the first nine months of 2008, compared to a provision of $1.4 million for the first nine months of 2007.  As discussed in Note 11 to the condensed consolidated financial statements, the increase in the effective tax rate was primarily the result of the change in the amount and geographical mix of our pre-tax book income and a tax benefit recognized during the second quarter of 2007 associated with in-process R&D previously charged to book expense.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As of September 26, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.2 million of which $3.5 million, if recognized, would affect our effective tax rate.

Net income.  Net income for the second quarter of 2008 was $11.0 million compared to $16.1 million for the third quarter of 2007, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the third quarter of 2008 was 6.0%, compared to 9.90% for the third quarter of 2007.  Net income for the first nine months of 2008 was $15.1 million compared to $31.9 million for the first nine months of 2007, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the first nine months of 2008 was 3.3%, compared to 7.2% for the first nine months of 2007.

Liquidity and Capital Resources

As of September 26, 2008, our principal sources of liquidity consisted of $115 million in cash and cash equivalents and a $160 million available balance from our $340 million credit facility that is available for general corporate purposes.  In the third quarter of 2008 we amended our $250 million line of credit by adding a $90 million term loan to the existing facility. The balance of the entire facility is due in June 2011.  The term loan and line of credit have similar variable interest rates. The addition to our credit facility will give us extra capacity and provide strategic flexibility.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are currently in compliance with these covenants and related tests as of September 26, 2008.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

We used borrowings under the line of credit in July 2008 to fund the acquisitions of Touchpaper and Ergo 2000.  In the future we may acquire other technologies or companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.  The line of credit and term loan currently bear an interest rate of LIBOR plus 175 basis points.  There was $180 million outstanding under the credit facility as of September 26, 2008.  We classify these obligations as long-term as they mature in June 2011.  We expect to repay the borrowings from future cash flows from operations.  A summary of our cash flows is as follows:

	Nine months ended
(dollars presented in 000’s)	Sept. 26, 2008	Sept. 28, 2007
Total cash provided by (used in):
Operating activities	$66,161	$98,884
Investing activities	(77,061)	(8,978)
Financing activities	22,120	(76,268)
Effect of exchange rate changes on cash	(1,502)	1,141
Increase in cash and cash equivalents	$9,718	$14,779

The decline in cash flows from operations in the first nine months of 2008 was primarily the result of working capital increases to fund the growth in our business (changes in accounts receivable, inventories, accrued wages and commissions and income taxes payable), which were partially offset by higher accounts receivable collections during the first nine months 2007.  During the first nine months of 2008, we paid approximately $8.0 million to the Internal Revenue Service related to settling previously accrued federal income tax matters.  Our accounts receivable increased $8.2 million from December 31, 2007 to September 26, 2008 as a result of increased sales through September 2008.  This increase in accounts receivable was somewhat minimized by continued improved cash collections.  Additionally, we made significant progress in collecting older balances outstanding at our LANDesk location in the first nine months of 2007, resulting in a large decrease in receivables outstanding as of September 28, 2007.  Our accrued wages and commissions have increased in 2008 compared to 2007 as a result of increased sales for the comparable periods and accrued severance related to our restructuring programs.

Our days sales outstanding (DSO) improved to 63 days at the end of the first nine months of 2008 compared to 65 days at the end of the first nine months of 2007.  DSO improved as a result of higher sales in the first nine months of 2008 compared to the first nine months of 2007 and continued improvement in cash collections.  Inventories decreased $4.5 million from December 31, 2007 to September 26, 2008.  Our inventory turns improved significantly to 8.6 at September 26, 2008 compared to 6.8 at September 28, 2007.  The improvement in 2008 was due to higher sales volume experienced in the first nine months of 2008 combined with our lower inventory balance as of September 26, 2008.

Our investing activities used over $77 million of cash flow in the first nine months of 2008, primarily as the result of the Ergo and Touchpaper acquisitions that closed early in the third quarter of 2008.  We converted matured investments to cash to help fund the  repurchase of 4 million shares under our stock repurchase program in the first quarter of 2008.  Our investing activities used $9.0 million of cash flow in the first nine months of 2007 which included $71 million of cash payments for investment purchases.

Our financing activities used the cash provided by operations, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first quarter of 2008 at a cost totaling $64 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of September 26, 2008 we have approximately 2.3 million shares available for purchase under the program.

During the second quarter of 2008, we approved a series of restructuring activities.  As of September 26, 2008, we had accrued approximately $6.0 million related to restructuring costs and expect to record an additional $3 million to $4 million of restructuring and integration expenses in the fourth quarter of 2008.  Most of these costs will be paid during the fourth quarter of 2008 and the first quarter of 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2007 Form 10-K, we disclosed our contractual obligations in the section entitled “Liquidity and Capital Resources” in Part II Item 7. At September 26, 2008, there have been no material changes to contractual obligations outside the ordinary course of business.  Our debt balance increased to $180 million at September 26, 2008 from $95 million at December 31, 2007.  The increase in our level of borrowings, if sustained at the higher level, will result in higher interest payments in future periods.

Other than operating leases for offices and warehouse space, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of September 26, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

	Three months ended		Nine months ended
Non-GAAP Operational Measures	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
(dollars presented in 000’s)
Operational net sales	$183,048	$162,670	$483,629	$447,322
Operational gross profit	$118,564	$107,329	$315,620	$290,631
Operational operating income	$39,410	$37,696	$83,997	$86,134
Operational net income	$30,441	$28,519	$63,289	$62,364
Operational diluted earnings per share	$0.67	$0.56	$1.38	$1.21

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

•                            The non-GAAP operating expense operational measure consists of GAAP operating expenses, excluding the impact of stock-based compensation, restructuring and integration costs and amortization related to purchase accounting adjustments as they relate to the particular operating expense.

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

We provide the following reconciliations between GAAP and our operational measures:

	GAAP		Purchase	Restructuring, Integration	Non-GAAP
	Financial	Stock-based	Accounting	and Retirement	Operational
	Measures	Compensation	Adjustments	Expenses	Measures
For the three months ended September 26, 2008
Operational net sales	$183,048	—	—	—	$183,048
Operational gross profit	$114,047	298	4,219	—	$118,564
Operational operating income	$13,786	6,287	13,891	5,446	$39,410
Operational net income	$10,961	4,802	10,518	4,160	$30,441
Operational diluted earnings per share	$0.24	0.11	0.23	0.09	$0.67

For the three months ended September 28, 2007
Operational net sales	$162,072	—	598	—	$162,670
Operational gross profit	$103,590	373	3,366	—	$107,329
Operational operating income	$20,438	6,310	10,948	—	$37,696
Operational net income	$16,117	4,859	7,543	—	$28,519
Operational diluted earnings per share	$0.32	0.09	0.15	—	$0.56

For the nine months ended September 26, 2008
Operational net sales	$483,629	—	—	—	$483,629
Operational gross profit	$305,070	797	9,753	—	$315,620
Operational operating income	$21,664	16,962	34,743	10,628	$83,997
Operational net income	$15,135	12,978	27,044	8,132	$63,289
Operational diluted earnings per share	$0.33	0.28	0.59	0.18	$1.38

For the nine months ended September 28, 2007
Operational net sales	$445,448	—	1,874	—	$447,322
Operational gross profit	$279,687	853	10,091	—	$290,631
Operational operating income	$36,820	15,074	34,240	—	$86,134
Operational net income	$31,863	11,390	19,111	—	$62,364
Operational diluted earnings per share	$0.62	0.22	0.37	—	$1.21

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

Similarly, we believe that excluding stock-based compensation and restructuring, integration and retirement expenses provides meaningful supplemental information and an alternative presentation useful to investors’ understanding of our core operating results and trends, especially when comparing those results on a consistent basis to results for previous periods and anticipated results for future periods.

We also believe that, in excluding stock-based compensation and restructuring, integration and retirement expenses and depreciation and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

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

We believe that each of these operational measures is useful to investors in their assessment of our operating performance and the valuation of our company.   Operational net sales, gross profit, operating income, operational net income, and operational earnings per share are significant measures used by management for:

•                  Reporting our financial results and forecasts to our Board of Directors;

•                  Evaluating the operating performance of our company;

•                  Managing and comparing performance internally across our businesses and externally against our peers; and

•                  Establishing internal operating targets.

These non-GAAP operational measures, including operational net sales, operational gross profit, operational operating income, operational net income, and operational earnings per share are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness.  These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  These operational measures have limitations in that they do not reflect all of the costs or reductions to revenues associated with the operations of our business as determined in accordance with GAAP.  In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies.  As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP operational measures.  We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.  Some of the limitations in relying on our non-GAAP financial measures are:

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

Recently Issued Accounting Standards and Regulatory Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

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

Updates to Critical Accounting Estimates

As discussed below and in Note 12 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in our critical accounting estimates during the first nine months of 2008.

Substantially all of our financial assets and liabilities are measured at fair value based upon Level 2 inputs, as defined under SFAS 157. The fair value measurement is prepared using the closing mid-market rate/price environment on September 26, 2008, using proprietary models, available market data, and reasonable assumptions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit and term loan, which currently bear interest at a variable rate of LIBOR plus 175 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a collective remaining notional amount of $100 million as of September 26, 2008, through Regions Bank.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of September 26, 2008, we had four open forward contracts with an approximate fair value of $(14,000).

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of September 26, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    Except as they relate to the acquisitions of Touchpaper and Ergo, there were no changes in our internal controls over financial reporting during the quarter ended September 26, 2008 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.  We expect both Ergo and Touchpaper to be completely integrated into our systems and to have adopted our procedures by early 2009.

PART II – OTHER INFORMATION

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

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered and Rose Electronics has intervened.

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

Difficulties encountered during challenging and changing economic conditions could adversely affect our results of operations.

Our business and operating results depend to a significant extent on economic conditions in general and on IT spending and the server market in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Any adverse change in IT spending or in the server market due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  For example, since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption.  This financial crisis could impact our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies.  In addition, we continue to see industry-wide initiatives by OEMs and by distributors and resellers of our hardware products to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and our distributor and reseller customers.

Our ability to effectively manage during changing economic conditions will require us to continue to implement and improve our operational, financial, and information systems and internal controls and will likely require additional management personnel.  In addition, we believe that we must continue to develop improved engineering, financial, marketing, sales, and customer service capabilities in order to develop new products and technologies, secure new customers, and effectively serve the evolving needs of present and future customers.  We may not be successful in strengthening these capabilities.  Without adequate management, engineering, financial, product development, marketing, sales, and customer service capabilities, our ability to effectively manage during changing economic conditions, expand and enhance our product lines, further penetrate existing markets, and develop new markets will be significantly limited.  If we are unable to effectively manage during challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

Our hardware products combine components, such as printed circuit boards, connectors, semiconductors, memory, cable assemblies, power supplies and enclosures that are manufactured by other companies and are generally available to competitors and potential competitors.  Our software products combine software or content from third parties, such as open source software or technology, drivers, security, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and software or technology, and continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing industry trends and customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, competitive products, product localization, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

In fiscal July 2008, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring includes actions to reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We are also relocating certain functions from Redmond, Washington to Huntsville, Alabama.  The impact of these organizational improvements will result in a net decrease of approximately 110 positions or approximately 5% of our global workforce.  In fiscal July 2008, we also announced that, as part of our continued focus on core markets, we intend to sell the portion of our entrepreneurial Connectivity and Controls business unit dedicated to our Professional Audio Video and our Equinox serial products.  The restructuring activities could create uncertainty and confusion among our employees, customers, and suppliers.  In addition, the restructuring activities might not result in the cost savings or efficiencies we anticipate and may result in temporary operational inefficiencies.   As a result, these restructuring activities could have a material adverse effect on our business, financial condition, and results of operations.  The factors described above also could disrupt our product development, manufacturing, and sales, which would affect our financial results.

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

Our operating results will continue to be affected by seasonal trends, by general conditions in the IT market, and by general economic conditions.  Depending on the severity and longevity of the current economic crisis, we may see fluctuations in our operating results.  In addition, we have experienced, and we expect to continue to experience, some degree of seasonality due to customer buying cycles and delays in customer orders during unfavorable economic periods.  We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, we have typically seen a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year, and while it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.  Many of the factors that create and affect seasonal trends are beyond our control.

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

Moreover, our software revenue is heavily weighted toward the end of each quarter, with as much as ninety percent of LANDesk’s revenue recorded in the third month of a quarter, making it difficult to forecast operating results for any quarter or give accurate guidance.  For large opportunities, especially for enterprise-wide sales, the sales cycle is often significantly longer than our average sales cycle.  In addition, these large opportunities are more difficult to forecast, and if we do not correctly forecast the timing in a given period, the amount of revenue we recognize in a period could be higher or lower than we expect, which could significantly affect our operating results for the then current period and future periods over which revenue would have been recognized.  In addition, the terms and conditions of the legal agreements for these large opportunities are often based on our customers’ purchase agreements and may contain terms that are generally less favorable to us than our standard terms and conditions. As a result, revenue recognition may be delayed or otherwise negatively affected, and if we fail to meet expectations, the price of our common stock could be negatively affected.

A significant percentage of our software revenue is dependent on sales to existing customers or the renewal of annual software upgrade protection or maintenance services by existing customers.

Our LANDesk Business Unit has historically derived, and plans to continue to derive, a significant portion of our total software revenue from existing customers who purchase additional products or annual maintenance or upgrade protection.  We depend on our installed base of software customers for future revenue from the purchase of annual software upgrade protection or maintenance services.  As we introduce new software products, our current customers may not require or desire the functionality of our new products and may choose not to license these products or renew their agreements for maintenance or upgrade protection.  If our customers do not purchase additional products or increased numbers of products already in use, or renew annual software upgrade protection or maintenance services, our ability to increase or maintain revenue levels could be limited to only new customers.

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

In January 2008, John R. Cooper, our Chief Executive Officer and the Chairman of the Board of Directors at that time, announced his resignation, effective March 31, 2008.  Edwin L. Harper, one of our Directors, was elected as Chairman of our Board of Directors in January 2008 and as Interim Chief Executive Officers effective April 1, 2008.  Our Board of Directors elected Michael J. Borman as our new Chief Executive Officer and a member of our Board of Directors, effective July 15, 2008.  The transition to a new chief executive officer could create uncertainty and confusion among our employees, customers, and stockholders.  In addition, this transition may adversely affect or delay customer purchase decisions or decisions about the strategic direction of our business and raised concerns among our employees, customers, and stockholders, all of which could affect our sales, profitability, or results of operations.

Our line of credit or term loan could adversely affect us and our operations.

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance outstanding on our debt agreements was $180 million as of September 26, 2008.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 175 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a remaining notional amount of $100 million, through a well established financial institution.

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

Our stock price may be volatile.

Our stock has experienced significant volatility in price, in particular whenever there has been a difference between our actual financial results and the published expectations of analysts.  We have also experienced changes in our stock price as a result of speculation in the press or investment community about our strategic position, financial position, results of operations, business, or significant transactions or acquisitions.  The stock market in general has experienced price and volume fluctuations that have negatively affected the market price of many publicly-held companies in ways seemingly unrelated to the actual operating performance of these companies. For instance, in the past several weeks stock prices in the U.S. have reacted dramatically in connection with recent events in the U.S. and global economy.  Our stock price has been similarly volatile. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program including our stock incentive program may adversely affect our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In 2004 our Board of Directors approved a stock repurchase program whereby we may purchase shares of our common stock.  Our Board has approved a total of 19 million shares to be repurchased under this program, including 4 million additional shares approved by our Board in January 2008.  The plan has no expiration date.  Details of purchases made during the three and nine months ended September 26, 2008 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2008 — January 25, 2008	1,587,575	$15.59	14,287,575	4,712,425
January 26, 2008 — February 22, 2008	1,462,425	$16.56	15,750,000	3,250,000
February 23, 2008 — March 28, 2008	862,300	$16.22	16,612,300	2,387,700
Quarter ended March 28, 2008	3,912,300	$16.09
March 29, 2008 — April 25, 2008	87,700	$17.02	16,700,000	2,300,000
April 26, 2008 — May 23, 2008	—	—	16,700,000	2,300,000
May 24, 2008 — June 27, 2008	—	—	16,700,000	2,300,000
Quarter ended June 27, 2008	87,700	$17.02
Six Months ended June 27, 2008	4,000,000	$16.11

There were no shares repurchased during the three months ended September 26, 2008.  Approximately 172,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first nine months of 2008 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 172,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 5.           Other Information.

Amendment to Avocent Corporation Amended and Restated Bylaws

Effective October 31, 2008, our Board of Directors amended Sections 2.3 and 2.5 of the Amended and Restated Bylaws of Avocent Corporation to address when a special meeting of stockholders can be held and the advance notice procedures for director elections and stockholder proposals.  The amendment to Section 2.3 specifies that action by our Board of Directors means a resolution adopted by a majority of the total number of authorized directors whether or not any vacancies exist in previously authorized director positions, and the amendment to Section 2.5 sets forth three separate and distinct processes for advance notice of stockholder business, advance notice of director nominations at annual meetings, and advance notice of director nominations for special meetings.  Section 2.5 also details the dates by which the Company must receive notice of any such proposal or nomination and the information that must be provided to the Company.  A copy of the amendment is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

Form of Revised Equity Agreements for 2005 Equity Incentive Plan and 2008 Inducement Equity Incentive Plan

On October 31, 2008, our Board of Directors approved amended forms of a restricted stock unit agreement and a performance share agreement under the Avocent Corporation 2005 Equity Incentive Plan and the Avocent Corporation 2008 Inducement Equity Incentive Plan to bring such forms into compliance with Section 409A of the Internal Revenue Code.  These forms of agreement are filed as Exhibit 90.20 hereto and incorporated herein by reference.

Amended Employee Stock Purchase Plan

On October 31, 2008, our Board of Directors approved the resumption of our 2000 Employee Stock Purchase Plan (the “Plan”), which we had suspended at the end of 2005, and approved an amended Plan.  Under the amended Plan, eligible employees are offered the opportunity to purchase shares of our common stock at a 10% discount off the market value of the stock at the end of two six-month purchase periods each year.  The amended Plan is filed as Exhibit 90.21 hereto and incorporated herein by reference.

Item 6.           Exhibits.

(a) Exhibits

3.2	Amended and Restated Bylaws of Avocent Corporation

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.20	Form of Amended and Restated Agreements under 2005 and 2008 Equity Plans

99.21	Amended and Restated Employee Stock Purchase Plan

ITEMS 3 AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date:	November 5, 2008	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)