Form 10-K
period 2008-12-31
AVOCENT CORP
filed 2009-02-27
CIK 1109808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $817,773,018.

The number of shares outstanding of the registrant’s common stock as of February 23, 2009 was 45,785,907.

DOCUMENTS INCORPORATED BY REFERENCE

Information with respect to items 10 to 14 of Part III of this Form 10-K may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

•                                          THE SIZE, GROWTH, AND LEADERSHIP OF THE POTENTIAL MARKETS FOR OUR PRODUCTS AND TECHNOLOGIES;

•                                          THE ADEQUACY AND EXPANSION OF OUR RELATIONSHIPS WITH CURRENT, AND THE DEVELOPMENT OF NEW, OEM, DISTRIBUTOR, RESELLER, AND SUPPLIER RELATIONSHIPS;

•                                          OUR FUTURE SALES, EARNINGS, INCOME, EXPENSES, OPERATING RESULTS, TAX RATES, OPERATING AND GROSS PROFIT AND MARGINS, INVENTORY LEVELS AND VALUATIONS, RECEIVABLES, RESERVES, AND INVESTMENT INCOME;

•                                          OUR FUTURE LIQUIDITY, THE IMPACT OF CURRENCY RATES, AND OUR PLANS REGARDING EQUITY-BASED COMPENSATION, CAPITAL RESOURCE NEEDS, SHARE REPURCHASES, BORROWINGS, AND REPAYMENTS;

•                                          OUR CUSTOMERS, SEASONALITY, AND COMPETITIVE ENVIRONMENT;

•                                             OUR ABILITY TO OBTAIN AND PROTECT OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS;

•                                             ANTICIPATED EXPANSION OF INTERNATIONAL SALES AND OPERATIONS; AND

•                                          POTENTIAL ACQUISITIONS, INTEGRATION COSTS, IMPAIRMENT CHARGE, AND TRANSACTION COSTS AND ADJUSTMENTS.

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

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management, endpoint security, and service management products and technologies, designed to increase the efficiency of IT personnel by centralizing control of servers, desktop computers, serial devices, wireless devices, mobile devices, network appliances, and process management.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches, LCD trays, and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

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

Data Center Growth.  The typical data center installation consists of a local area network (LAN), with a large number of computers operating as servers dedicated to performing specific functions for the many client computers connected to the LAN and, in many cases, a wide-area network (WAN).  With the shift of software applications to a web services model, the demand for servers and storage is growing.  Users are accessing more data and resources using intranets and the Internet.  This growth causes a proliferation of physical and virtual servers and increases the administration, environmental, power, security, and space challenges of managing data centers containing growing networks of servers, consoles, peripherals, and cables, and other network devices.

Increasingly Mobile Workforce.  As the workforce continues to become more mobile, handheld devices and laptop computers are increasingly used outside of the corporate LAN.  This proliferation of networked devices and the difficulty in controlling these devices outside of the corporate LAN pose many significant management and security challenges.

Heterogeneous Environment.  Corporate IT departments may manage hundreds or thousands of servers, clients, and other networked devices.  In managing these network devices, they must identify and access relevant devices, add or delete users, add, change, or upgrade applications, tune systems for better performance, and diagnose and correct network failures.  These network devices are generally purchased from multiple vendors and are designed to operate as stand-alone systems, each with its own console.  IT professionals must therefore deal with a large number of consoles and workflow processes, whether centrally located or dispersed throughout the organization, when performing administration and management tasks.

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

Virtualization. Virtualization is the separation of the computer operating system and applications from the hardware - often supporting multiple operating systems and applications on a single hardware platform.  As a relatively new technology, virtualization offers significant economic benefits to IT organizations in the form of increased scalability and asset utilization, but this emerging mix of virtual and physical servers and desktops adds a new layer of complexity to IT management.  IT administrators need to manage and control these virtual machines in the same manner as physical machines, and our management software products address many of these needs. Our solutions offer combined access and control of both virtual and physical servers and desktops through a secure platform while reducing the cost and complexity of managing the IT infrastructure.

Products and Technologies

As of January 1, 2009, we have three business units that provide the following software and hardware products and technologies.  The products and technologies we provide solve many of the network administration, systems, security, device management, and storage problems faced by facilities managers, network administrators, and IT managers.

•                                          The Management Systems business unit consists of our branded Avocent and OEM branded IT infrastructure management products, which include KVM, LCD console trays, serial console, power control, digital extension, management appliances, management software, and our embedded manageability technologies, such as intelligent platform management infrastructure (IPMI) and embedded KVM systems.

This business unit focuses on IT infrastructure management solutions and technologies for (i) data centers, (ii) remote access and distributed branch office environments, (iii) mid-size server rooms for the small and medium business market, and (iv)desktop switching and universal serial bus (USB) hubs for simplified control of desktops, small offices, and home-based businesses. Many of our hardware products contain software or firmware, and this business unit also provides the technology that links our embedded technologies and our DSView 3 management software.

The products and technologies offered by Management Systems include:

•                                          Our DS Series™ products, which allow users to access and control both physical and virtual servers from remote locations using an Internet or network connection without the necessity of remote access hardware or software on the computers or servers being accessed.  The DS Series KVM products digitize keyboard, video, and mouse information and compress and transport that information in packets over traditional network connections optimizing performance for busy data centers.  Our DSR® switching systems feature a digital console connection that allows facilities managers and network administrators access to servers utilizing standard networking infrastructure and our KVM over IP™ technology.  Our DS Series appliances are managed with DSView® centralized management software, providing access and control of servers and serial devices in the network operations center or from almost any location in the world using TCP/IP connectivity.  IT administrators can securely manage all connected data center devices and gain “point-and-click” access and control over these devices using a browser interface.

•                                          Our AutoView® switch family, which offers users a variety of analog and digital KVM switches.  Our AutoView switches provide small to medium size businesses with a 1U-high design, saving valuable rack space in the server room.  Our AutoView switches offer an on-screen display and a web-based interface, which means that no additional software is required for remote server access.

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

•                                          Our Avocent console trays provide out-of-band access to KVM switches for convenient access and control of servers and other devices in the data rack.

•                                          Our PM series of intelligent power control and distribution devices, which can monitor power consumption and provide control over a connected device’s AC power source.  These devices are critical in certain situations when the connected devices require a full hardware level reset to restore operational service.  Our PM devices are connected to DSR or ACS appliances and can be managed by the user interface of these appliances or centrally managed using our DSView 3 management software.

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

•                                          The LANDesk business unit consists of our systems, security, and service management software for desktops, servers, and mobile devices across an enterprise.

This business unit delivers systems, security, and service management software solutions that simplify how corporate enterprises manage desktops, servers, mobile devices, and IT services and processes.  These LANDesk solutions allow an IT staff to increase productivity and protect corporate assets from a single, easy-to-use console while leveraging prior investments in database, application, and directory service technologies and across heterogeneous IT environments (Windows, Mac OS, UNIX, LINUX, handheld, and embedded device operating systems).  LANDesk revenue and bookings are comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support agreements related to LANDesk products.

The products and technologies offered by LANDesk include:

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

•                                          Our LANDesk Application Virtualization software, which provides enterprises with the capability to virtualize an application isolated from other applications running on the operating system.  This allows IT managers to run older applications on new operating system platforms.  The virtualized application can be run on the local device or streamed from a remote server, and does not require local administration rights or a local agent to be present.

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

•                                          Our LANDesk Asset Lifecycle Manager software, which allows enterprises to track assets through a single console and a structured asset repository that extends the management of a customer’s hardware and software assets throughout an asset’s lifecycle to enable better planning decisions, informed business analysis, and improved business capacity.

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

•                                          Our LANDesk Power Manager software delivers a simple-to-use, easy-to-deploy solution to quickly create sophisticated power management policies for networked PCs and to balance power savings and system availability.

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

•                                          Our LANDesk Service Desk software (including the products we acquired in our recent acquisition of Touchpaper), which provides help desk and IT staff with an Internet-based consolidated service desk solution with process-driven incident management, role-based privilege sets, knowledge base, call logging, assignment, form design, and service level escalation for delivering support services.  LANDesk Service Desk includes an Internet-based interface that allows service providers and end users or customers to easily and proactively report problems, log incidents, communicate and track service status, and research the intelligent knowledge base for solutions to facilitate faster resolution.

Professional Services

•                  Our LANDesk professional services, training, which include maintenance, upgrade protection, and customer support offerings to help customers realize the most value from their LANDesk software investment.  The LANDesk Professional Services team can draw from the experience, talents, and abilities of the people who develop award-winning LANDesk solutions, helping customers experience the best implementation possible.  In addition, customers can attend LANDesk training courses or complete the Certified LANDesk Engineer or Administrator programs.

•                                          The Connectivity and Control business unit consists of our professional audio-visual products.

This business unit offers managed audio visual (AV) infrastructure solutions for commercial digital signage, presentation, and rental and staging markets.  Our Emerge product family allows industry professionals to deliver innovative analog, IP-wired, and wireless solutions for AV extension, switching, distribution, and signal processing needs.  Extension products simplify connectivity and control of displays, projectors, and AV source equipment.

The products and technologies offered by Connectivity and Control include:

•                                          Our Emerge™ family of products, which provide both wired and wireless switching and extension of video, audio, and control data for use in a range of markets.  Our Emerge family of multipoint high-definition wired/wireless extenders (MPX) allows AV consultants to design managed audio-video extension networks for commercial signage and presentation markets.  Our Emerge Wireless extender is used in boardrooms, classrooms, and commercial digital signage applications, and our Emerge Media Streamer (EMS) extenders offer CAT 5 wired video extension for use in similar markets.  Our digital ECMS products provide intra-building extension and switching of digital media across IP networks.  Our Emerge family also incorporates a range of video processing products such as scalers and presentation switchers, which allow integrators to provide full audiovisual solutions when combined with our distribution and extension products.

Sales and Marketing

We market, sell, and license our hardware and software products and services through our own sales force and various distribution channels, including OEMs, system integrators, distributors, and reseller arrangements.  We market our products primarily through advertisements in trade publications, online sponsorships, participation in major industry trade shows, promotions with distributors and resellers, direct marketing, telemarketing, publicity programs, and through our website.  We also devote a substantial portion of our marketing efforts to developing, monitoring, and enhancing our relationships with our network of OEMs, independent dealers, distributors, resellers, and end users.  Our sales personnel are supported by our engineers and our customer service representatives who provide technical support and advice to customers.  As of December 31, 2008, we employed 851 people in sales, marketing, and customer support.  As of December 31, 2008, we were also working with approximately 41 independent contractors on various sales and marketing projects.

We currently sell or license various hardware and software products and technologies to APC, Dell, EMC, Hewlett-Packard, IBM, Intel, Lenovo, Fujitsu Components Limited, Fujitsu Siemens, and other OEMs pursuant to private-label, branded, and other licensing arrangements.  These OEM customers integrate and sell our products and technologies with or within their own products, including networked servers and clients.  We devote significant sales, engineering, operations, and customer service resources to our OEM accounts.  We have significant experience in working with our OEMs and other system manufacturers, and we intend to use that experience to enter into new relationships with other computer manufacturers in the United States, Europe, and Asia.  We believe that the architecture, quality, and reliability of our products and technologies, together with our commitment to customer service, are attractive to computer manufacturers and software developers worldwide.

We have relationships with a variety of distributors and resellers, and systems integrators, for the distribution and sale of Avocent, Cybex, Cyclades, Equinox, and LANDesk branded software and hardware products in the United States, and internationally.  We devote resources to educating our distributors and resellers about the benefits of our products and training them in the proper sales, marketing, installation and support of our products.  We will continue to devote additional resources to increase these branded sales, and we will pursue additional relationships with distributors and resellers, both domestically and internationally, who have the technical capability and market presence to assist end-user customers in developing network space management, access, control, systems management, and security products and technologies to meet customers’ particular needs.  Our future success will depend in part on our ability to attract, train, and motivate additional distributors and resellers.

We provide discounts, other special pricing arrangements, and certain return privileges to our OEMs and our distributors and resellers.  Our agreements with our distributors and resellers are generally nonexclusive and may be terminated on short notice by either party without cause.  Our OEMs, distributors and resellers are not within our control, are not obligated to purchase products from us, and frequently offer products from several different manufacturers, including products that compete with our products.

International sales accounted for approximately 48% of net sales in 2008, 44% of net sales in 2007, and 43% of net sales in 2006.  No foreign country accounted for more than 10% of 2008, 2007, or 2006 sales.  We are expanding our international sales efforts within Europe, Latin America, Asia, and the Pacific Rim through the utilization of our sales offices in Sydney, Australia; São Paulo, Brazil; Beijing, Guangzhou, and Shanghai, China; London, England; Paris, France; Munich, Germany; Rotterdam, Holland; Hong Kong; Shannon, Ireland; Tokyo, Japan; Mexico City, Mexico; Taipei, Taiwan; and Singapore.

Customers

Our customers include our channel partners, which is a diversified group of dealers, major distributors, resellers, and direct end users who purchase our branded products.  These customers represented 67% of net sales in 2008, 65% of net sales in 2007, and 60% of net sales in 2006.  We believe that our broad range of products sold at different price points offers us the opportunity to market our products to customers of all sizes, in different industries, and with varying degrees of technical sophistication.

Sales to OEM customers represented 33% of net sales in 2008, 35% of net sales in 2007, and 40% of net sales in 2006. The declining trend in percentage of sales in recent years is due in part to the change in the mix of our business as a result of our acquisitions.  While we have agreements with many of our OEM customers, these agreements are generally cancellable at the will of the OEM (generally subject to notice provisions), and none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders or licensing agreements.  Consequently, any OEM customer could cease doing business with us at any time.  Although we are not substantially dependent on any one OEM customer, the loss of, or material decline in orders from, certain of our current OEM customers would have a material adverse effect on our business, financial condition, results of operations, and cash flow.

The following table identifies our customers that exceeded 10% of our net sales for the years 2008, 2007, and 2006:

	Percentage of Net Sales for the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Dell	11%	13%	14%
Hewlett-Packard	<10%	12%	14%
Ingram Micro	13%	<10%	<10%
Tech Data	<10%	11%	12%

Sales to these customers are reported primarily through our Management Systems business unit, but also through our LANDesk business unit.  No other customer accounted for more than 10% of our net sales in 2008, 2007, or 2006.

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

Customer Service

We emphasize customer service by developing high quality products, encouraging customer feedback through contact with our key customers, providing technical support and information on our website, and providing a customer hotline that offers technical support for the life of our hardware products.  We also offer annual software upgrade protection and maintenance agreements for licensees of our software products.  We strive to respond quickly to our customers’ requests for technical support and service, and our engineering department often works with individual customers to troubleshoot problems and develop solutions.  We offer warranties for parts and service on all of our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  We also offer a 30-day money-back guarantee for our appliance products sold in North America.  To date, we have not experienced any significant hardware product returns.  For our software products, we generally provide a 90-day limited warranty on the media used to deliver the software, which is not applicable to electronic downloads, and a 90-day limited warranty (except where a longer period is required by local law) that our software products will function in accordance with the end user documentation provided with the software product.  We may, as a result of competitive pressures or requirements in certain geographies, change our warranty policies in the future to provide coverage that is greater in scope and duration than the coverage we currently offer.  If we were to increase our warranty coverage, our risk of warranty claims, and therefore our warranty expense and reserves, would likely increase.

Development of New Products and Technologies

We believe that the timely development of enhancements to our existing hardware and software products and technologies and of new products and technologies is essential to maintaining and building on our competitive position.  The market for our products continues to experience rapid technological advances, frequent new product introductions and enhancements, and significant price competition.  The introduction of products incorporating superior or alternative technologies (such as the creation of virtual servers using a combination of hardware and software, which is known as virtualization), the creation or adoption of new technologies, the emergence of new industry standards, or changes in the market’s pricing structure could render our existing products and technologies, and the products and technologies we have in development, obsolete or unmarketable.

Our hardware products generally combine components, such as printed circuit boards, semiconductors, memory, connectors, cable assemblies, power supplies, and enclosures, that are manufactured by other companies and are generally available to our competitors and potential competitors.  Our software products combine software and content from third parties, such as open source software or technology, drivers, security, application virtualization, or anti-virus information, which may also be generally available to our competitors and potential competitors.  Our future success will depend in large part upon continued innovative application of commercially available components and software or technologies, continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of our existing products and technologies, and the development and introduction of new products and technologies that address changing industry trends (including virtualization) and customer needs on a cost-effective and timely basis.  By emphasizing customer-driven research and development, we have been able to develop innovative, practical, and marketable products that have had immediate application and acceptance.  Our failure to respond on a timely basis to technological changes or customer requirements could have a material adverse effect on our business, financial condition, results of operations, and cash flow.  In addition, the acquisition of or departure from the market of one or more of these third party technology or component providers could have a material adverse effect on our business, financial condition, products, results of operation and cash flow.

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

Our engineering and product development efforts focus on anticipating the needs of our customers by providing innovative, practical, and marketable products and technologies that have immediate applications in their markets.  By maintaining contact with customers throughout the installation and technical support process, beta-test programs, and customer advisory groups, we are better able to identify and test potential design modifications and improvements as well as new applications and extensions for existing products and technologies.  We expect this process will enable us to develop new product categories and applications (including new uses for existing technology) to meet specific customer needs.  Many of our products and technologies are designed to accommodate future modifications and additional features, which we believe facilitates the development and integration of future modifications and features if we see a market need.

As of December 31, 2008, we employed 750 people in our engineering departments.  In addition, we use independent contractors from time to time.  As of December 31, 2008, we were working with approximately 27 independent contractors on various development projects.

A key component of our engineering and product development strategy is the acquisition of new technologies and companies.  We intend to continue to evaluate opportunities to acquire technologies and companies, and it is likely that we will complete additional acquisitions in the future.  Acquiring new technologies and companies is inherently risky, especially if the technology or the products of the company have not had significant time in the market or exhibit uncertain commercial viability.  There can be no assurance that these acquisitions will be successful, will result in the timely development or continuation of commercially viable products or technologies that achieve market acceptance, or will otherwise improve or benefit our financial condition or operating results.

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

Manufacturing

We do not manufacture any of our hardware products in their entirety.  Instead, we manage product planning, purchasing, and shipping, and we perform final assembly, quality assurance, and testing on some of our hardware products while we outsource some or all of these functions on other products.  In order to avoid the capital investment required to establish and maintain in-house manufacturing capabilities, we rely on subcontractors throughout the world for the assembly of printed circuit board assemblies, subassemblies, chassis, and equipment enclosures.  We believe that our chosen subcontractors can typically perform these functions at a lower cost than we can, while maintaining our high standards for quality and delivery.  Outsourcing our manufacturing functions allows us to concentrate our resources on research and development, product design, quality assurance, sales and marketing, and customer service.  We (or our subcontractors) subject our most critical components and products to automated testing, equipment burn-in procedures, comprehensive quality audits, functional testing, and regulatory screening to assure quality and reliability.  As of December 31, 2008, we employed 147 people in our manufacturing, supply chain management, and logistics department.

We currently rely on several third party manufacturers, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, Likom Computer Products, and Sanmina-SCI for subassembly of our hardware products.  These outsourcing arrangements, and any future outsourcing arrangements, involve numerous risks, including reduced control over product quality, delivery schedules, manufacturing yields, and costs.  The acquisition or departure from the market of one of these contract manufacturers could have a material adverse effect on our business, financial condition, products, results of operations, and cash flows.  In addition, while these third-party manufacturers may have certain warranty obligations, we remain primarily responsible to our customers for warranty obligations.  We attempt to diversify our outsourced manufacturing operations and believe we have an adequate supply of alternative subcontractors.

We generally purchase industry-standard parts and components, including power supplies, semiconductors, memory, cable assemblies, line filters, enclosures, and printed circuit boards, for the assembly of our products from multiple vendors and suppliers through a worldwide sourcing program.  Custom molded cables and certain turn-key products procured from outside sources have significant delivery times (generally 10 to 12 weeks), and failure to obtain adequate supplies could adversely affect our product deliveries.  We buy components under purchase orders and generally do not have long-term agreements with our suppliers.  Circuit board assemblies are currently obtained from a number of sources, including Elcoteq Network Corporation, Plexus Corp., Kontron AG, Likom Computer Products, and Sanmina-SCI.  We believe that there are adequate alternative sources for our product components.  Any termination of, or significant disruption in, the business or affairs of our suppliers or our third-party manufacturers or in our relationship with them may prevent us from filling customer orders in a timely manner since we generally do not maintain large inventories of our components.

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

Competition

The market for our hardware and software products is highly fragmented, competitive, rapidly changing, and we expect these market characteristics to increase in the future.  We compete with numerous vendors in each of our product categories.  In the market for hardware switching systems, we compete with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Digi International, and Lantronix, and in the market for our systems management products we compete with companies such as Microsoft, Computer Associates, BMC Software, Novell, Tivoli, and Symantec.  In addition, certain of our OEM customers, such as Dell, Hewlett-Packard, and IBM, offer technologies and products that are competitive with our products, and we expect these technologies and products to remain competitive in the features they offer.  Our products and technologies are also in competition with products and technologies offered by hardware manufacturers and network management companies such as AMI, Cisco, EMC, Intel, and Microsoft.  Many of these competitors may have substantially greater financial, marketing, and technical resources than we have.

In the market for our products, we compete primarily on the basis of technological capabilities, performance in relation to price, product features, quality, reliability, return on investment, development capabilities, product availability, and customer service and support.  Our future success will be highly dependent upon timely completion, introduction, and distribution of new products, technologies, services, and features at competitive price and performance levels that address changing industry trends and the evolving needs of our customers.  We continually experience price competition and expect that pricing pressures could increase in the future.  As we continue to grow, especially internationally, we expect that we will encounter new competition in different geographic regions.

Proprietary Technology

Our future success is dependent in part upon our ability to develop and protect our intellectual property and our proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and certain foreign countries, all of which provide only limited protection.  We regularly file applications for and obtain patents, copyrights, and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate.  We have been issued over 60 U.S. patents and have over 55 U.S. patent applications pending.  We have various corresponding patent applications pending under the provisions of the Patent Cooperation Treaty, which permits the filing of corresponding foreign patent applications in numerous foreign countries within a limited time period.  We also have other foreign patent applications pending.  There can be no assurance that any additional patents will be issued from any of our pending applications, that any patents will be issued in any additional countries where our products or technologies can be sold or licensed, or that any claims allowed in our patents or in any pending patent applications will be of sufficient scope or strength for, or provide any meaningful protection or any commercial advantage to, us.  Moreover, our competitors or other holders of intellectual property rights may challenge the validity of, or be able to design around, these patents or any other patents that may be issued to us.  The laws of certain foreign countries in which our products are or may be developed, manufactured, or sold (particularly, countries in Asia) may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus increase the likelihood of piracy of our products and technologies.

We have in the past filed, and we may in the future file, lawsuits against other companies regarding the alleged infringement of our proprietary rights.  Patent litigation, and any other litigation relating to our intellectual property to which we become a party, is expensive and subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in any such litigation.  There can be no assurance that the steps we take to protect our intellectual property rights will be adequate to prevent misappropriation of our technologies or that we can use our intellectual property rights to successfully prevent competitors from commercializing technologies that are substantially equivalent or superior to our products and technologies.  Additionally, current or future competitors could develop their own proprietary technologies or obtain patents that may prevent us from developing or selling our products and technologies.

We also seek to maintain our trade secrets and confidential information by nondisclosure policies and through the use of appropriate confidentiality and nondisclosure agreements.

Employees

As of December 31, 2008, we had 1,099 full-time employees working in the United States.  Of our domestic full-time employees, 391 were in marketing, sales, and customer support, 480 were in engineering, research, and development, 90 were in manufacturing and logistical operations, and 138 were in administration.  As of December 31, 2008, we had 872 full-time employees working at our facilities outside of the United States.  Of our international full-time employees, 460 were in marketing, sales, and customer support, 270 were in engineering, research, and development, 57 were in manufacturing and logistical operations, and 85 were in administration.  Our employees in Brazil (approximately 17) and the LANDesk employees in France (approximately 32) are covered by collective bargaining agreements.  No other employees are covered by collective bargaining agreements relating to their employment by us.  We believe that we have good relations with our employees.

Backlog

Backlog consists of purchase orders with delivery dates scheduled within the next six months.  None of our customers is obligated to purchase products from us except pursuant to binding purchase orders or other legal agreements.  Because of the timing of orders and the possibility of customer changes to delivery schedules, our backlog as of any particular date is not representative of actual sales for any succeeding period.  Moreover, with recent industry-wide initiatives by OEMs, distributors, and resellers to reduce inventories and shorten lead times, we do not view backlog as an important indicator of our future results, and we do not believe it is a meaningful indicator of actual sales for any succeeding period.

Additional Information

Our corporate Internet address is www.avocent.com.  At this website, we make available free of charge our annual report on Form 10-K, our annual proxy statement, our quarterly reports on Form 10-Q, any current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (SEC).  Also available at this website are our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Whistleblower Policy, the Nominating and Governance Committee’s Policies and Procedures for Director Candidates, and the Charters for our Acquisition and Strategy Committee, Audit Committee, Compensation Committee, and Nominating and Governance Committee.  If any amendment to our Code of Business Conduct and Ethics or any waiver granted under it is applicable to our principal executive officer, our principal financial officer, our principal accounting officer or controller (or any persons performing similar functions) and relates to the code of ethics definition enumerated in the SEC’s regulations, we will disclose such amendment or waiver at this website within five business days after the date of such amendment or waiver.  The information found on our website is not part of this Form 10-K.

ACS, Apex, AMX, AMWorks, Avocent, the Avocent logo, AutoView, Cybex, Cyclades, DSR, DSView, Emerge, Equinox, KVM over IP, LANDesk, the LANDesk logo, LongView, PM, The Power of Being There, SwitchView, Touchpaper, and the Touchpaper logo are trademarks or registered trademarks owned by us.  This annual report also includes trademarks of other companies.

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

Our business and operating results depend to a significant extent on economic conditions in general and on IT spending and the server market in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT-related spending trends.  Any adverse change in IT spending or in the server market due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  The current financial crisis could have an impact on our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, bank failure or governmental takeover of financial instituitions, and customer insolvencies.  In addition, we continue to see industry-wide initiatives by OEMs and by distributors and resellers of our hardware products to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and distributor and reseller customers.  If we are unable to effectively manage during the current challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

We have acquired, and expect to continue to acquire, technologies and companies and these acquisitions could disrupt our business or expose us to other risks.

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

•                                          Loss (at either Avocent or in the acquired company) of management, sales, technical, or other key personnel or the loss of customers, distributors, resellers, vendors, or other business relationships as a result of the acquisition;

•                                          Revenue or deferred revenue from the acquired company not meeting our expectation, and the potential loss of the acquired company’s customers, distributors, resellers, suppliers, or other partners;

•                                          Delays or difficulties and the attendant expense in evaluating, coordinating, and combining administrative, manufacturing, research and development, operations, facilities, and relationships with third parties in accordance with local laws and other obligations while maintaining adequate standards, controls and procedures, including financial controls and controls over information systems;

•                                          Difficulty in completing projects associated with acquired in-process research and development;

•                                          Incurring amortization expense related to certain intangible assets and recording goodwill and non-amortizable assets that will be subject to impairment testing and possible impairment charges;

•                                          Dilution of existing stockholders as a result of issuing equity securities, including the assumption of any stock options or other equity issued by the acquired company;

•                                          Overpayment for any acquisition or investment or unanticipated costs or liabilities;

•                                          Assumption of liabilities of the acquired company, including any potential intellectual property infringement or other litigation claims, the liabilities and obligations under the acquired company’s existing agreements, and any unrecorded tax obligations; and

•                                          Incurring substantial write-offs, restructuring charges, interest expense, amortization, and transactional expenses.

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

Our impairment testing may indicate we have an impairment of goodwill and require us to take an impairment charge.

As required by generally accepted accounting principles, we have performed an annual impairment test of goodwill in each of the fourth quarter of 2008, 2007, and 2006.  Our testing in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.

While our testing in 2008 indicated that there was no goodwill impairment, we noted certain factors during the 2008 testing that will require monitoring and may require additional testing prior to our next scheduled test in the fourth quarter of 2009.  With the broad-based decline in the stock market, our market capitalization has declined to less than the book value of our shareholders’ equity after year end and through the date of this filing.  We believe the reduction in our market capitalization is a short term anomaly and is not indicative of our true value as a whole nor the value of our individual reporting units.

Although our testing indicated there was no impairment for our LANDesk reporting unit in the 2008 test, LANDesk carries a significant amount of goodwill and other intangible assets, including those added in the recent Touchpaper acquisition.  The value of these intangible assets resulted in the carrying value of LANDesk being marginally below the indicated fair value calculated through our impairment testing.

As a result of these factors and due to the current recessionary environment and the resulting impact on our business, we are monitoring our stock price, control premium, and other conditions in relation to potential additional goodwill impairment testing, and we intend to perform an additional test for goodwill impairment in the first quarter of 2009.  There is a risk that there may be an impairment in the future requiring an adjustment to the carrying value of goodwill and other intangible assets, and we may be required to take an impairment charge.  If so, any charge could have material adverse effect on our financial position and the results of our operations.

Intense competition from new and existing competitors or consolidation in the industry could impair our ability to grow our business, to sustain our profitability, and to sell our products and technologies.

The markets for our products and technologies are highly fragmented, rapidly evolving, and intensely competitive, and we expect these characteristics to continue and increase.  Aggressive competition from both hardware and software products and technologies could lengthen the customer evaluation process and result in price reductions and loss of sales, which would materially harm our business.  Our business is highly sensitive to the introduction of new products and technologies (such as virtualization), price changes, and marketing efforts by numerous and varied competitors.  Accordingly, our future success will be highly dependent upon our timely completion and introduction of new products, technologies, and features at competitive prices and performance levels that address changing industry trends and the evolving needs of our customers.  We continue to experience aggressive price competition and increased customer sensitivity to product prices, and pricing and margin pressures are likely to increase in the future.  Because of this competition, we may have to continue to lower the prices of many of our products and technologies or offer greater functionality within our products without increasing prices to deliver greater value to customers to stay competitive, while at the same time trying to maintain or improve our revenue and gross margin.  Because our business model is based on providing innovative and high quality products, we may spend a proportionately greater amount on research and development than some of our competitors.  If we cannot proportionately decrease our cost structure on a timely basis in response to competitive price pressures and the loss of revenue, our gross and operating margins and profitability could be adversely affected.  In addition, if our pricing, functionality, and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue and prospects.

We compete for sales of switching systems and extension products with companies such as Raritan Computer, Rose Electronics, Minicom Advanced Systems, Aten International, Belkin, Digi International, and Lantronix.  These products also face competition from software providers (such as Microsoft, Computer Associates, Tivoli, Symantec, Novell, AMI, and BMC Software), who may be able to offer software products competitive with our hardware products at a much lower cost or even bundled for free with their other products, and from server manufacturers (including our OEM customers), who are able to offer their competitive technologies or products at the time of the server sale.  These competitive software and hardware products address many of the problems our switching systems and technologies, extension products, and remote access products are designed to address.

We compete for sales of our systems management and security products with companies such as Microsoft, Computer Associates, BMC Software, Novell, and Symantec, many of whom have greater financial, technical, and marketing resources, a larger customer base, a longer operating history, greater name recognition, and more established relationships in the industry than we do, and may offer their own or third-party competitive software products at a lower cost or bundled for free with their other products.  Microsoft, in particular, has delivered competitive products and announced its intention to continue to develop competitive software, and if it is successful in delivering software products that are competitive with our products, our ability to grow our software business may be limited.

Our current and potential competitors may be able to respond more quickly to new or emerging technologies or products and to changes in customer requirements or to devote greater resources to the research, development, promotion, sale, and support of their products and technologies than we do.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that expand or enhance the ability of their products and technologies to address the needs of our current and prospective customers.  Some of these competitors can also bundle hardware, software, and services together, and offer a more complete set of products and services than we are able to offer. We may not be able to compete successfully against current and future competitors and competitive pressure may materially harm our business, financial condition, operating results, and cash flows, or impair our ability to achieve our desired results.

Certain of our customers, such as Dell, Hewlett-Packard, IBM, Microsoft, and Symantec presently offer competitive hardware and/or software products and technologies that address many of the problems our products and technologies address.  These customers could decide to manufacture or enhance their own switching, IPMI, or other embedded technologies, or systems management, security, and service desk products, or offer products or technologies supplied by competitors.  Companies with hardware manufacturing experience or network management products, many of which are substantially larger than we are and have significantly more financial resources than we do, also offer products or technologies that compete with us.  Established companies with hardware manufacturing or network management experience (such as Intel, Cisco, or EMC) could also offer new products, new technologies (such as virtualization), or new solutions that compete with, or reduce the demand for, our products and technologies.

There has been consolidation in the markets in which we compete, which we believe will continue and could lead to increased price competition and other forms of competition as companies attempt to maintain or extend their market positions in the rapidly changing IT industry.  In addition, we may face competition in the future from large established companies or from emerging companies that have not previously entered the market or that do not currently have products that directly compete with our products.  This could lead to more variability in our operating results for a variety of reasons including the lengthening of the customer evaluation process and/or the loss of business to these competitors, which may adversely affect our business, financial condition, and results of operations.

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

•                                          Sales of lower margin products or other changes in our product mix, because sales of some of our products and technologies will have lower gross margins than sales of other products or technologies (e.g. our software products tend to have higher gross margins);

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

Our future success depends in part upon our ability to develop and protect proprietary rights in our products and technologies.  We seek to protect our intellectual property rights by invoking the benefits of the patent, trademark, copyright, trade secret, and unfair competition laws of the United States and other countries and the protections provided by confidentiality and nondisclosure agreements and other legal agreements.  These laws and practices, however, afford only limited protection.  There can be no assurance that the steps we have taken to protect our intellectual property rights, or that the steps we take in the future, will be adequate to prevent or detect misappropriation of our intellectual property or technologies or that our competitors will not independently develop proprietary or other technologies that are substantially equivalent or superior to our products or technologies.  In addition, our proprietary information may be misused or improperly disclosed by third parties entrusted with this information.  There also can be no assurance that our proprietary rights will not be challenged, invalidated, or avoided.

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

The IT industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which has resulted in significant and often protracted and expensive litigation.  We have in the past been, and we may from time to time in the future be, a party in litigation or other proceedings alleging infringement of intellectual property rights owned by third parties.  If necessary or desirable, we may seek licenses under such intellectual property rights.  However, licenses may not be offered on terms acceptable to us, or at all.  The failure to obtain a license from a third party for technology used by us could cause us to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.  In addition, current or future competitors could obtain patents or other intellectual property rights that may prevent us from developing or selling our products. The result of these litigation matters is difficult to predict and an unfavorable resolution could affect our operating results, business, or financial condition. The resolution of litigation may have a negative impact on our operating results or financial condition.

Our recently-announced restructuring may disrupt our operations and adversely affect our operating and financial results.

In fiscal July 2008, and again in January 2009, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring includes actions to increase our organizational efficiency, reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We are also relocating certain functions from Redmond, Washington to Huntsville, Alabama.  The impact of these organizational improvements will result in a net decrease of approximately 273 positions or approximately 13% of our global workforce.  In fiscal July 2008, we also announced that, as part of our continued focus on core markets, we intend to sell the portion of our entrepreneurial Connectivity and Controls business unit dedicated to our Professional Audio Video and our Equinox serial products.  The restructuring activities could create uncertainty and confusion among our employees, customers, and suppliers.  In addition, the restructuring activities might not result in the cost savings or efficiencies we anticipate and may result in temporary operational inefficiencies.   As a result, these restructuring activities could have a material adverse effect on our business, financial condition, and results of operations.  The factors described above also could disrupt our product development, manufacturing, and sales, which would affect our financial results.

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

•                                          The timing of shipments;

•                                          The unpredictable nature of the sales cycle for software products and the timing and completion of delivery of software products and any related services;

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

•                                          Changes in pricing policies, price reductions, and channel programs;

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

A large portion of our business consists of sales to a limited number of resellers and distributors that are not obligated to continue doing business with us, and these sales vary considerably from quarter to quarter.

A large portion of our sales consists of sales of our branded products to a limited number of resellers and distributors.  Sales to resellers and distributors represented approximately 60% of net sales in 2008, 61% of net sales in 2007, and 56% of net sales in 2006.  The loss of significant revenue opportunities with these resellers and distributors could negatively impact our results of operations.  In addition, many of these customers also have or distribute competing products.  If resellers and distributors elect to increase the marketing of competing products or reduced marketing of our products, our ability to grow our business will be negatively impacted and will impair one of our substantial revenue sources.

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

We will need to expand our sales distribution channels in order to develop our business and increase revenue.

We expect to rely increasingly on distributors and resellers, VARs, and systems integrators for the distribution and sale of our branded hardware and software products.  Our strategy contemplates the expansion of our distributor and reseller networks both domestically and internationally, particularly in Asia, and an increase in the number of customers licensing our products through these expanded channels.  Our future success will depend in part on our ability to attract, train, and motivate new distributors and resellers and expand our sales distribution channels.  We may not be successful in expanding our distributor and reseller relationships.  We will be required to invest significant additional resources in order to expand these relationships, and the cost of this investment may exceed the margins generated from this investment.  Conducting business through indirect sales channels presents a number of risks, including:

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

A large portion of our business consists of sales to a limited number of OEM customers that are not obligated to continue doing business with us, and these sales vary considerably from quarter to quarter.

A large portion of our sales is concentrated among a limited number of OEM customers.  Aggregate sales to these OEMs represented approximately 33% of our net sales in 2008, 35% of net sales in 2007, and 40% of net sales in 2006.   The following table identifies our customers that exceeded 10% of our net sales for the years 2008, 2007, and 2006:

	Percentage of Net Sales for the Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Dell	11%	13%	14%
Hewlett-Packard	<10%	12%	14%
Ingram Micro	13%	<10%	<10%
Tech Data	<10%	11%	12%

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

Although we are not substantially dependent on any one OEM customer, the loss of one or more large OEM customers would materially harm our business.  While we have agreements with some of our OEM customers, these agreements are generally cancellable at the will of the OEM (generally subject to notice provisions), and none of our OEM customers is obligated to purchase products from us except pursuant to binding purchase orders or licensing agreements.  Consequently, any OEM customer could cease doing business with us at any time.  Our volume of sales from just a few OEMs also results in a significant concentration of credit risk, thus a large portion of our trade receivables outstanding from time to time may be concentrated among a limited number of customers.  In addition, OEM customers have longer payment cycles that increase the likelihood of aged or problem accounts receivable.

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

The process of developing or acquiring new products, software, and technologies and enhancing existing products, software, and technologies is complex, costly, and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations.  Our products and technologies are characterized by rapid technological advances, frequent new product and technological introductions and enhancements, and significant price competition.  If we do not keep pace with these changes, we will lose customers, and our business will be adversely affected.  The introduction of products or technologies incorporating superior alternatives such as switching software, the emergence of new industry standards such as virtualization, or changes in pricing structure could render our existing products and technologies and those we have under development obsolete or unmarketable.  New technologies offered by us or our competitors could compete with our existing products at a lower price, which could reduce our revenue.

Our future success will depend in large part upon continued innovative application of commercially available components and software or technologies, continued enhancements to our proprietary hardware, software, firmware, and other technologies, the expansion and enhancement of existing products and technologies, and our development and introduction of new products and technologies that address changing industry trends (including virtualization) and customer needs on a cost-effective and timely basis.  If we fail to respond on a timely basis to technological developments, changes in industry standards, customer requirements, competitive products, product localization, or software innovations, we will lose customers, and our business will be greatly harmed.  Similar results could occur if we experience significant delays in the development or introduction of new products or technologies.

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

We typically offer a 30-day unconditional money-back guarantee on our appliance products sold in North America.  We also offer warranties for parts and service on our hardware products, ranging from one to three years (and, in the case of some of our Equinox branded products, five years).  Although our historical return experience has not been significant, our returns may increase in the future.  An increase in returns would have an adverse effect on our sales and could negatively affect our financial results.

For our software products, sales are final and we do not generally allow any returns.  We provide a 90-day limited warranty on the media used to deliver the software, which is not applicable to electronic downloads, and we generally provide a 90-day limited warranty (except where a longer period is required by law) that our products will function in accordance with the user documentation.

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

Continued growth of our sales is likely to be accompanied by increasing demands on our customer service operations.  As a result of our commitment to a high level of customer service, we will need to invest significant resources in the maintenance and improvement of our customer service resources.  Any failure to maintain adequate customer service could cause customer dissatisfaction, result in reduced sales of products, reductions in the renewals of software maintenance and support agreements for future periods, and, accordingly, materially adversely affect our business, financial condition, and results of operations.

If we are unable to successfully develop our international distribution and reseller networks and international sales efforts, results of operations may suffer.

We are working to develop, integrate, and expand our international distribution and reseller networks in an effort to increase international sales and availability of our products.  We may not be successful in developing or expanding the international distribution and reseller network or in marketing and selling products in foreign markets, particularly Asia.  If the revenue generated by our international sales is not adequate to recover the expense of establishing, expanding, and maintaining an international distribution and reseller network, our business, financial condition, and results of operations could be materially adversely affected.  If international sales become a more significant component of net sales, our business could become more vulnerable to the risks inherent in doing business on an international level, including:

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

•                                          Medical epidemics;

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

Continued or increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures in the United States or other countries, sustained military action or other conflicts, or strained international relations may impair our ability to do business, increase our costs and adversely affect our stock price.  Increased international instability may negatively impact our ability to obtain adequate insurance at reasonable rates or require us to take extra security precautions for our domestic and international operations.

Fluctuations in the value of foreign currencies could result in currency exchange losses.

Currently, a majority of our international business is conducted in U.S. dollars.  As we expand our international operations, however, it is likely that international business will increasingly be conducted in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency transaction gains and losses.  In addition, currency fluctuations could also affect our reported results expressed in U.S. dollars.  While we attempt to hedge our foreign currency exposure, we cannot predict the effect of exchange rate fluctuations upon future quarterly and annual operating results, and we may experience currency losses in the future.

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

•                                          The actions or announcements of our competitors and their products;

•                                          Customer concerns about the future or performance of our company; and

•                                          Changes in economic conditions generally, in the technology market specifically, and in a customer’s particular industry.

Moreover, our software license revenue is heavily weighted toward the end of each quarter, with as much as ninety percent of LANDesk’s license revenue recorded in the third month of a quarter, making it difficult to forecast operating results for any quarter or give accurate guidance.  For large opportunities, especially for enterprise-wide sales, the sales cycle is often significantly longer than our average sales cycle.  In addition, these large opportunities are more difficult to forecast, and if we do not correctly forecast the timing in a given period, the amount of revenue we recognize in a period could be higher or lower than we expect, which could significantly affect our operating results for the then current period and future periods over which revenue would have been recognized.  The terms and conditions of the legal agreements for these large opportunities are often based on our customers’ purchase agreements and may contain terms that are generally less favorable to us than our standard terms and conditions. As a result, revenue recognition may be delayed or otherwise negatively affected, and if we fail to meet expectations, the price of our common stock could be negatively affected.

A significant percentage of our software revenue is dependent on sales to existing customers or the renewal of annual software upgrade protection or maintenance services by existing customers.

Our LANDesk business unit has historically derived, and plans to continue to derive, a significant portion of our total software revenue from existing customers who purchase additional products or annual maintenance or upgrade protection.  As we introduce new software products, our current customers may not require or desire the functionality of our new products and may choose not to license these new products or renew their agreements for maintenance or upgrade protection.  If our current customers do not purchase additional products, increase the numbers of our products already in use, or renew annual software upgrade protection or maintenance services, our ability to increase or maintain revenue levels could be limited to only new customers.

Maintenance revenue related to the licensing of our software products is a significant part of our current and future operating revenue.  In general, maintenance fees increase with increased use of our software because we receive higher maintenance fees when we enter into new license agreements with new customers and when existing customers license our products for use on additional systems.  Due to increased discounting for larger sales opportunities, maintenance fees on a per unit basis for such large deals can be lower than average.  In addition, customers are generally provided annual maintenance discounts for entering into long-term maintenance agreements.  Declines in our license bookings, increases in long-term maintenance agreements, customers electing to migrate to competitive products or other alternatives to our products, and/or increased discounting could lead to reduced software maintenance revenue and reduced gross margins.

Our software products are designed with interoperability or compatibility with many third-party platforms, systems, and applications, the absence of which may harm our business.

Our software products are designed for use with specific third-party platforms, systems, and applications.  We believe the breadth of our integration with such platforms, systems, and applications is a significant competitive advantage.  Any significant change in these third-party products could result in the loss of interoperability or compatibility with our products, making our products less attractive, increasing our research and development costs in order to modify our products, license new solutions, or develop new products, and potentially harming our future revenue.  Our failure to anticipate, manage and adapt to these risks could result in significant delays in our product releases, changes in our product roadmaps, loss of current customers for whom the lost compatibility is an issue, and damage to our operating results.

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

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel and other key employees.  Our Executive Vice President in charge of our Management Systems business unit departed in February 2009, and his loss or the loss of services of other key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have attempted to mitigate these risks by offering key employees retention bonuses (payable only if they continue employment with us for specified periods) and equity awards that vest over time, but there is the risk that we could nevertheless lose key management, sales, and technical employees.

We have historically used stock options and are currently using an Employee Stock Purchase Plan and restricted stock units, including time-based,  performance-based, and market conditioned-based shares, as a key component in our executive and employee compensation programs in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages.  Many of our employee stock options are fully vested, but most of these outstanding and vested options are currently underwater.  This could affect our ability to retain present employees.  In addition, we are now required to record a charge to earnings for employee stock option grants and other equity incentives.  Moreover, applicable stock exchange listing standards relating to obtaining stockholder approval of equity compensation plans could make it more difficult or expensive for us to make equity awards to employees in the future.  As a result, we may incur increased compensation costs, change our equity compensation strategy, or find it difficult to attract, retain, and motivate employees, any of which could materially adversely affect our business.

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

Our credit facility could adversely affect us and our operations.

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance outstanding on our debt agreements was $170 million as of December 31, 2008.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have hedged this exposure to interest rate risk with interest rate swaps, which have a remaining notional amount of $170 million, through Regions Bank and SunTrust Bank.

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

Our stock price may be volatile.

Our stock has experienced significant volatility in price, in particular whenever there has been a difference between our actual financial results and the published expectations of analysts.  We have also experienced changes in our stock price as a result of speculation in the press or investment community about our strategic position, financial position, results of operations, business, or significant transactions or acquisitions.  The stock market in general has experienced price and volume fluctuations that have negatively affected the market price of many publicly-held companies in ways seemingly unrelated to the actual operating performance of these companies. For instance, in the past several months stock prices in the U.S. have reacted dramatically in connection with recent events in the U.S. and global economy.  Our stock price has been similarly volatile, and at times, more volatile that the market as a whole.  These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially adversely affect the market price of our common stock in the future.

Item 1B. Unresolved Staff Comments.

None

Item 2.  Properties.

Our world-wide headquarters, occupying approximately 181,000 square feet and containing administrative, sales, marketing, research and development, manufacturing, and distribution facilities, is located in Huntsville, Alabama, on a 35-acre tract of land owned by us in Cummings Research Park.

Our LANDesk facility in Salt Lake City, Utah, consists of approximately 84,000 square feet in an office building, and contains administrative, sales, marketing, and research and development operations.  The current base rent under the lease is approximately $1,062,000 per year, plus taxes, insurance, and maintenance of approximately $433,000 per year and is leased through July 2014.

Our primary European administrative, sales, marketing, research and development, manufacturing, and distribution operations are located in a 129,000 square foot building owned by us in the free trade zone in Shannon, Ireland.

We also own a 45,000 square foot building on 6.5 acres of land in Sunrise, Florida.  Our Sunrise facility contains sales, marketing, research and development operations.

We lease office space in Fremont, California (administrative, sales, marketing, and research and development), Austin, Texas (sales, marketing, and technical), Taipei, Taiwan (administrative, sales, marketing, research and development and operations), Singapore (administrative, sales, marketing, research and development and operations) and Beijing and Shanghai, China (sales, marketing, research and development and operations).

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

In January 2008, we filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by us.  The United States has answered and Rose Electronics has intervened.

In March 2007, KBM Enterprises, formerly a contract manufacturer for Avocent, filed a complaint against Avocent in the Circuit Court of Madison County, Alabama, seeking $9.5 million for costs allegedly incurred by KBM in its manufacturing efforts on behalf of Avocent.  We have filed an answer and counterclaims against KBM and one of its principals, and discovery is currently underway.

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted.  We appealed the District Court’s dismissal order to the Federal Circuit Court of Appeals, and the dismissal was affirmed by the Federal Circuit Court of Appeals.  We have petitioned the Federal Circuit Court of Appeals for a rehearing en banc.

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc.  The complaint alleges infringement of a Gemini patent through the sale of a LANDesk product.  The complaint seeks injunctive relief, damages, attorneys’ fees, and costs.  Avocent Corporation was dismissed from the lawsuit in January 2008 though LANDesk Software, Inc. remains a party to the matter.  The action was stayed in April 2008 pending the Patent and Trademark Office’s reassessment of the patentability of the patent-in-suit.

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

	High	Low
Quarter ended December 31, 2008	$21.49	$12.86
Quarter ended September 26, 2008	$25.20	$18.41
Quarter ended June 27, 2008	$21.08	$14.71
Quarter ended March 28, 2008	$23.13	$12.64

Quarter ended December 31, 2007	$35.68	$21.50
Quarter ended September 28, 2007	$31.82	$26.17
Quarter ended June 29, 2007	$29.96	$23.73
Quarter ended March 30, 2007	$35.64	$26.25

As of February 23, 2009, Avocent had approximately 13,000 stockholders including approximately 375 stockholders of record and 12,625 stockholders in nominee name.

Stock Performance Graph

The following graph compares the cumulative total stockholder return data for our common stock to the cumulative return of (i) the NASDAQ US Index and (ii) the NASDAQ Computer Index for the period beginning January 1, 2004, and ending on December 31, 2008.  The graph assumes that $100 was invested at a per share price of $36.52 on January 1, 2004, the closing price on December 31, 2003, and the reinvestment of any dividends.  The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/03	12/04	12/05	12/06	12/07	12/08

AVOCENT CORPORATION	100.00	111.20	74.45	92.69	63.83	49.04
NASDAQ STOCK MARKET (U.S.)	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ COMPUTER MFG’S	100.00	104.95	98.58	122.27	151.90	73.66

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

Dividend Policy

We have not declared nor paid any cash dividends in the past.  For the foreseeable future, we expect to retain earnings to finance the expansion and development of our business.  The payment of dividends is within the discretion of our Board of Directors and will depend on, among other factors, our earnings, capital requirements, and operating and financial condition.   Additionally, covenants related to our credit facility may restrict the potential payment of dividends.

Recent Purchases of Treasury Stock

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the program’s initial approval through December 31, 2008, our Board has authorized a total of 19 million shares to be repurchased, including 4 million additional shares approved by our Board in January 2008.  The plan has no expiration date.  Details of purchases under the plan during 2008 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2008 — January 25, 2008	1,587,575	$15.59	14,287,575	4,712,425
January 26, 2008 — February 22, 2008	1,462,425	$16.56	15,750,000	3,250,000
February 23, 2008 — March 28, 2008	862,300	$16.22	16,612,300	2,387,700
Quarter ended March 28, 2008	3,912,300	$16.09

March 29, 2008 — April 25, 2008	87,700	$17.02	16,700,000	2,300,000
April 26, 2008 — May 23, 2008	—	—	16,700,000	2,300,000
May 24, 2008 —June 27, 2008	—	—	16,700,000	2,300,000
Quarter ended June 27, 2008	87,700	$17.02

Quarter ended September 26, 2008	—	$—	16,700,000	2,300,000

September 27, 2008 — October 24, 2008	—	$—	16,700,000	2,300,000
October 25, 2008 — November 21, 2008	173,200	$14.60	16,873,200	2,126,800
November 22, 2008 — December 31, 2008	26,800	$16.01	16,900,000	2,100,000
Quarter ended December 31, 2008	200,000	$14.79
Year ended December 31, 2008	4,200,000	$16.05

Approximately 198,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in 2008 (see Note 12 to our consolidated financial statements contained in Part I, Item 8 of this annual report on Form 10-K).  The 198,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 6.  Selected Financial Data.

(Amounts in thousands, except per share data and amounts in note (1) below.)

	2008	2007	2006	2005	2004
Net sales	$657,134	$600,875	$519,195	$369,888	$365,255
Net income (1)	$25,473	$45,929	$45,532	$48,349	$18,040
Basic net income per share	$0.56	$0.91	$0.94	$0.98	$0.37
Diluted net income per share	$0.55	$0.90	$0.92	$0.96	$0.36
Total assets	$1,154,170	$1,078,433	$1,158,854	$773,751	$770,781
Unsecured credit facility, outstanding	$170,000	$95,000	$150,000	$—	$—

(1)                               For the periods presented, we recognized pre-tax charges for acquired in-process research and development expenses for the following acquisitions: $21.7 million for OSA Technologies, Inc. and $1.1 million for Sonic Mobility Inc. in 2004; $2.1 million for Cyclades Corporation and $18.6 million for LANDesk Group Limited in 2006; and  $700,000 for Touchpaper Group Limited in 2008 (see Note 3 to the consolidated financial statements).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Avocent Corporation designs, manufactures, licenses, and sells software and hardware products and technologies that provide connectivity and centralized management of information technology (IT) infrastructure.  We (meaning Avocent and its wholly-owned subsidiaries) provide connectivity and systems management, endpoint security, and service management products and technologies that centralize control of servers, desktop computers, serial devices, wireless devices, mobile devices, and network appliances, thus increasing the efficiency of IT resources.  Server manufacturers resell private-labeled Avocent KVM (keyboard, video, and mouse) switches, LCD trays, and embedded software and hardware technology in their systems, and companies large and small depend on our software and hardware products and technologies for managing their growing IT infrastructure.

Our technological innovations include Internet Protocol (IP) based switching, centralized management, and intuitive software interfaces.  With more than two decades of experience, we have grown through product innovations, global expansion, and strategic acquisitions.  Formed as a result of the merger in 2000 between Apex Inc. and Cybex Computer Products Corporation, we subsequently acquired Equinox Systems Inc. in 2001, 2C Computing, Inc. in 2002, Soronti, Inc. in 2003, Crystal Link Technologies, OSA Technologies, Inc., and Sonic Mobility, Inc. in 2004, Cyclades Corporation and LANDesk Group Limited in 2006, and Touchpaper Group Limited and certain assets and liabilities of Ergo 2000, Inc. in 2008.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our products on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our OEM customers accounted for 33% of sales in 2008, 35% in 2007, and 40% in 2006.  Sales to our branded customers accounted for 67% of sales in 2008, 65% in 2007, and 60% in 2006.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  Although we are not substantially dependent on any one OEM customer, the loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded distributor customers and accounted for 48% of sales in 2008, 52% in 2007, and 56% in 2006.

We sell products to resellers, distributors, end-users, and OEMs in the United States and foreign markets.  Sales within the United States accounted for approximately 52% of sales in 2008, 56% in 2007 and 57% in 2006.  Sales outside of the United States accounted for 48% of sales in 2008, 44% in 2007 and 43% in 2006.  Outside the United States, no other country accounted for more than 10% of 2008, 2007, or 2006 sales.

With continued industry-wide initiatives to reduce all channel inventories and to shorten lead times, trends with our major customers are, generally, to reduce the number of weeks of forward-committed firm orders.  This trend continues to affect our business with certain distributors, OEMs, and other server manufacturers, and we believe that it will continue to make our future sales more difficult to predict and inventory levels more difficult to manage. We monitor inventories of our products owned by our major distribution partners and we strive to maintain a level of inventory in our own facilities to service these customers, and monitor these levels to minimize potential exposure of having excessive inventory on hand. A change in the amount of inventory held by a customer in any one period could adversely affect our revenues through reduced orders in that or a subsequent period which could have a material impact on our business, financial condition, results of operations, and cash flows.

We experience significant price competition in the market for most of our products, and we expect that pricing pressures will continue in the future.  In addition, our business and operating results depend to a significant extent on economic conditions in general and on IT spending in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Any adverse change in IT spending due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  For example, since mid-2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity, and disruption. This financial crisis and the current global recession could have an impact on our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and customer insolvencies.  As we evaluate anticipated impacts from the global economic uncertainties, we periodically adjust our spending and related headcount to mitigate the overall impact on our financial results of any anticipated negative changes. We continually monitor the financial health of our key suppliers and customers by constant reviews of our accounts receivable aging and open purchase orders to ensure our customers are paying in a timely fashion and our suppliers are meeting our needs so that we can service our customers.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and restricted stock units (RSUs).  These officers and directors have informed us that they have sold, and may sell, additional shares of our common stock to provide liquidity and diversify their portfolios.  During 2008 our Board of Directors granted time-based, performance-based and market condition-based RSUs with two and three year vesting periods.  During 2008 the Compensation Committee of our Board of Directors modified the market conditions of these awards to better measure relative performance during the year.

During 2008, we had the following business units:

•                  Management Systems, which includes our branded and OEM KVM, embedded software, serial console, power control, LCD tray, and management appliance businesses;

•                  LANDesk, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise; and

•                  Connectivity and Control, which focuses on our serial, extension, point of sale, and audio-visual products.

In the first quarter of 2008, we dissolved our Desktop Solutions business unit and transferred some of its personnel and a portion of its technology into Management Systems.  We believe our remaining business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.   We recently announced our intention to sell or license the technology of the majority of our emerging Connectivity and Control Business Unit.  We have divided this entrepreneurial business unit into its three product lines; the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We have folded our Broadcast product line into Management Systems and intend to sell or license the technology of the remaining two parts of this business.  All revenues and costs associated with our broadcast business are included within Management Systems and historical results for both Management Systems and our other business units have been adjusted to reflect this change.

Our largest business unit on a revenue basis, Management Systems, contributed 76% of our consolidated net revenue in 2008, 78% in 2007, and 89% in 2006.  LANDesk contributed 22% of our consolidated net revenue in 2008, 18% in 2007 and 8% of net revenue to 2006 for the four months it was part of Avocent.  The other business units and unallocated revenue comprised the remaining 2% of our consolidated net revenues in 2008, 3% in 2007 and 4% in 2006.  See Note 14 in the notes to the consolidated financial statements contained in Item 8 of this document.

Results of Operations

Our consolidated statements of income, stockholders’ equity, and cash flows reflect the results of acquired companies from the respective dates of acquisition.  The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Years Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	34.9	35.1	37.3
Cost of sales — amortization of intangibles	2.1	1.8	0.7
Gross profit	63.0	63.1	62.0
Operating expenses:
Research and development expenses	14.7	14.6	12.3
Acquired in-process research and development expense	0.1	—	4.0
Selling, general and administrative expenses	35.7	34.7	28.6
Restructuring, integration and retirement expenses	2.4	—	0.8
Amortization of intangible assets	5.0	5.4	4.4
Total operating expenses	57.9	54.7	50.1
Income from operations	5.1	8.4	11.9

Net investment income	0.3	0.6	1.5
Interest expense	(1.3)	(1.3)	(0.6)
Other income (expense), net	0.3	(0.1)	(0.1)
Income before provision for income taxes	4.4	7.6	12.7
Provision for income taxes	0.5	—	3.9
Net income	3.9%	7.6%	8.8%

Years Ended December 31, 2008 and 2007 ($ Data in all tables presented in 000s)

Net sales.

	Years ended December 31,
	2008	% of Sales	2007	% of Sales
Net sales, customer distribution:
Branded	$442,951	67%	$393,799	65%
OEM	214,183	33%	207,076	35%

	$657,134	100%	$600,875	100%

The 9% growth in our net sales in 2008 from 2007 was the result of increased branded sales across our geographic regions and international OEM sales.  The two acquisitions we completed in the third quarter of 2008, Ergo and Touchpaper, contributed over $29 million in revenue during 2008.  The Ergo product line contributed $15.5 million in 2008 while Touchpaper contributed $13.9 million in 2008.    Branded sales grew 12% in 2008 from 2007, primarily due to the contribution of Touchpaper revenue and an increase in revenue from our secure switch products.  Our OEM sales increased approximately 3% in 2008 from 2007 primarily due to the contribution of the Ergo product revenue.  Our branded and OEM businesses grew in EMEA and Asia during 2008.  We attribute our strength in our foreign markets partly to the revenue from our recent acquisitions and to recent additions to our international sales force.

	Years ended December 31,
	2008	% of Sales	2007	% of Sales
Business unit net sales:
Management Systems	$497,852	76%	$470,719	78%
LANDesk	144,192	22%	111,906	18%
Other business units	12,304	2%	15,523	3%
Corporate and unallocated	2,786	—	4,601	1%
Amortization of fair value adjustment to LANDesk deferred revenue	—	—	(1,874)	—

	$657,134	100%	$600,875	100%

Our Management Systems business unit includes our traditional KVM products, our serial products, our LCD trays,  and our embedded software and solutions products (see Note 14 in the notes to our consolidated financial statements in Part I Item 8 of this document).  Revenue from our Management Systems business increased 6% from 2007 to 2008, primarily as a result of the contribution from our Ergo acquisition (included in “other” in the table below) and increases in the sales of our embedded software and solutions.  Revenue by product line for Management Systems for the years ended December 31, 2008 and 2007 was as follows:

	Years ended December 31,
	2008	2007
Management Systems net revenue:
KVM	$355,944	$359,131
Serial management	51,269	49,603
Embedded software and solutions	35,162	32,983
Other	55,477	29,002
Total MS net revenue	$497,852	$470,719

LANDesk revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite (LDMS) product, and subscription-based revenue, primarily from the LANDesk Security Suite products and from maintenance and support services related to LANDesk Management Suite.  LANDesk revenue also includes revenue from our Touchpaper acquisition.  The growth in subscription and maintenance revenue and the addition of Touchpaper also results in an increase to deferred revenue recorded on the balance sheet.  Deferred revenue increased to $75.8 million at December 31, 2008 from $66.1 million at December 31, 2007.  Revenue by product line for LANDesk for the years ended December 31, 2008 and 2007 was as follows:

	Years ended December 31,
	2008	2007
LANDesk net revenue:

Licenses and royalties	$50,686	$42,514
Maintenance and services	65,215	45,911
Subscription revenue	28,291	23,481
Total LANDesk net revenue	$144,192	$111,906

International sales grew 18% in 2008 from 2007, while sales within the United States grew 2% in 2008 from 2007.  As mentioned earlier, our OEM and branded business grew in EMEA and Asia, but only our branded business grew in North America.

	Years ended December 31,
	2008	% of Sales	2007	% of Sales
Net sales, geographical distribution:
United States	$340,838	52%	$333,915	56%
International	316,296	48%	266,960	44%

	$657,134	100%	$600,875	100%

Gross profit.  Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly operations.

	Years ended December 31,
	2008	Gross Margin %	2007	Gross Margin %
Management Systems	$296,234	59.5%	$283,981	60.3%
LANDesk	124,296	86.2%	98,724	88.2%
Other business units	4,576	37.2%	4,644	29.9%
Corporate and unallocated	2,837		4,530
Intangible amortization	(14,054)		(10,985)
Amortization of fair value adjustment to LANDesk deferred revenue	—		(1,874)
Gross profit dollars and margin %	$413,889	63.0%	$379,020	63.1%

Gross profit increased approximately 9% from 2007 to 2008, while gross margin declined slightly from 2007 to 2008.  The decline in gross margin during 2008 resulted from a change in product mix as a result of the acquisitions within Management Systems and LANDesk and the price reductions on certain older analog products (see Note 14 in the notes to our consolidated financial statements in Part I Item 8 of this document).   Sales of certain secure switch products by Management Systems also increased during 2008.  These products carry lower margins than our other Management Systems products; and the sales increase therefore had a direct impact on our margins in 2008.  In addition, margins on the Ergo products are much lower than margins on our legacy products.  Similarly, margins on the Touchpaper product line are lower than the legacy LANDesk product line due to Touchpaper’s higher component of professional services.  In 2008, Ergo and Touchpaper products contributed $12.4 million to gross profit.  As Touchpaper and Ergo become fully integrated into Avocent, we expect margins on these acquired product lines to improve.  The increased gross profit was partially offset by the additional costs included in cost of sales from amortization of other intangible assets recorded as a result of the Touchpaper acquisition related to developed technology and internally developed software for resale.  We recorded $14.1 million of amortization of intangibles in cost of goods sold in 2008 and $11.0 million in 2007.  We recorded six months of intangible amortization in 2008 from Touchpaper, which was acquired in the third quarter of 2008.

Operating expenses.

	Years ended December 31,
	2008	% of Sales	2007	% of Sales

Research and development expense	$96,723	14.7%	$87,888	14.6%
Acquired in-process research and development expense	700	0.1%	—	—
Selling, general, and administrative expense	234,802	35.7%	208,783	34.7%
Restructuring, integration and retirement expenses	15,757	2.4%	—	—
Amortization of intangible assets	33,074	5.0%	32,162	5.4%

Total operating expenses	$381,056	57.9%	$328,833	54.7%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D expenses increased 10% in 2008 from 2007.  Costs related to salaries and benefits, including costs for added headcount from the acquisitions of Touchpaper and Ergo, increased approximately $8.0 million in 2008 compared to 2007.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.  However, we will continue to evaluate and rebalance our R&D efforts to re-align our resources towards products we believe to have higher growth opportunities.

Acquired in-process research and development expense.  Acquisition related expenses for 2008 were comprised solely of the non-recurring write-off of $700,000 of in-process research and development expense related to the acquisition of Touchpaper.  There were no such charges during 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses increased 12% in 2008 from 2007. Our recent acquisitions, Ergo and Touchpaper, added over $8.3 million in SG&A costs during 2008 and were a significant component of the increased costs.  Our integration strategy for Ergo included headcount reductions and reduced facility costs, and we completed the integration of Ergo into our operations during the fourth quarter of 2008.  For Touchpaper, our integration strategy includes some headcount reductions and facility consolidations as well.  The increase in selling, general and administrative expenses also resulted from increased sales commissions resulting from increased sales for the period.  Compared to 2007, salaries, commissions, bonuses and benefits, including costs for added headcount from the acquisitions, increased approximately $13.0 million in 2008.  Stock compensation, discussed separately below, increased approximately $2.0 million in 2008.  Contracted services increased $1.8 million, primarily in relation to marketing programs to increase brand awareness and other marketing directives.  Legal fees increased $1.4 million in 2008 from 2007 as we incurred fees in defense of our intellectual property and to support other claims brought by and against us.

Restructuring, integration and retirement expenses.  Restructuring, integration and retirement expenses in 2008 include expenses related to severance charges incurred for certain workforce reductions in association with the reduction in certain research and development investments, the integration of marketing functions, shifting our Asian support operations from Shannon, Ireland to Singapore, the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama, and the integration of our acquisitions into our operations. Restructuring, integration and retirement charges for 2008 also includes $2.2 million of retirement costs for our former CEO, who left the company in March 2008.

Amortization of intangible assets.  Amortization was $33.1 million in 2008 and $32.2 million in 2007.  The increase in amortization for 2008 was due to the amortization of intangible assets related to our acquisitions of Touchpaper and Ergo.

Stock Compensation.  We allocate stock-based compensation expense based on the department in which an employee works.  Stock compensation expenses by income statement classification for 2008 and 2007 were as follows:

	Years ended December 31,
	2008	% of Sales	2007	% of Sales
Stock compensation:
Cost of sales	$1,218		$1,134
Research and development expense	5,634		5,825
Selling, general and administrative expense	14,661		12,682
Restructuring, integration and retirement expenses	3,209		—

	$24,722	3.8%	$19,641	3.3%

Stock-based compensation increased 25% during 2008 compared to 2007. The increase is primarily a result of charges associated with the accelerated vesting for certain RSUs and other equity related charges associated with restructuring actions in 2008, listed separately in the table above.  Additionally, we recorded charges associated with the accelerated vesting for certain RSUs and other equity related charges for the retirement of our former CEO in the first quarter of 2008.

Net investment income.  Net investment income declined from $3.8 million in 2007 to $2.2 million in 2008.  This decline was primarily the result of lower interest rates during the year.

Interest expense.  Interest expense was $8.6 million in 2008 and $8.1 million in 2007.  Interest expense results from borrowings under our $250 million unsecured line of credit obtained in the second quarter of 2006 and our $90 million term loan obtained in the third quarter of 2008.  Interest expense increased in 2008 compared to 2007 due to higher borrowings as we borrowed an additional $50 million to partially fund the acquisitions of Touchpaper and Ergo in fiscal July 2008.

Other income (expense), net.  Other income (expense), net improved from an expense of $174,000 in 2007 to income of $2.0 million in 2008.  We recorded a gain of approximately $3.2 million in the third quarter of 2008 from a foreign currency exchange gain related to the tax free repatriation of capital from a European subsidiary to partially fund the acquisition of Touchpaper.

Provision for income taxes.  The provision for income taxes was a provision of $3.1 million in 2008 compared to a benefit of $148,000 in 2007.  The effective tax rate in 2008 was approximately 10.7%, compared to an effective tax rate of approximately (0.3)% in 2007.  The increase in the effective tax rate was primarily due to the recognition in 2007 of a $6.5 million tax benefit attributable to the LANDesk acquisition for previously expensed in-process R&D of $18.6 million.  Additionally there was a change in our mix and amount of pre-tax profit among our U.S. and international companies in 2008 compared to 2007.  The tax benefit resulted from elections made in the second quarter of 2007 under Internal Revenue Code Section 338(g) related to previously expensed in-process R&D that, until the elections were made, was nondeductible for U.S. tax purposes.

Net income.  Net income in 2008 was $25.5 million compared to $45.9 million in 2007, as a result of the above factors.  Net income as a percentage of sales for 2008 was 3.9%, compared to 7.6% for 2007.

Years Ended December 31, 2007 and 2006   ($ Data in all tables presented in 000s)

Net sales.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Net sales, customer distribution:
Branded	$393,799	65%	$311,885	60%
OEM	207,076	35%	207,310	40%

	$600,875	100%	$519,195	100%

The increase in our net sales in 2007 resulted directly from the contribution of revenue from our Cyclades acquisition, completed March 30, 2006, and our LANDesk acquisition, completed August 31, 2006, which was partially offset by a decline in revenue from certain legacy Avocent products.  Within our customer distribution channels, our branded sales (including LANDesk branded sales) increased 26% from 2006 to 2007, while our OEM sales remained flat from 2006 to 2007.  A significantly smaller portion of LANDesk business comes from OEM customers compared to our historical customer base, which also explains the change in the percentage mix of our sales.

	Years ended December 31,
	2007	% of Sales	2006	% of Sales
Business unit net sales:
Management Systems	$470,719	78%	$463,667	89%
LANDesk	111,906	18%	40,368	8%
Other business units	15,523	3%	13,169	3%
Corporate and unallocated	4,601	1%	3,677	1%
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)	—	(1,686)	(1)%

	$600,875	100%	$519,195	100%

Revenue from Management Systems increased slightly from 2006 to 2007 (see Note 14 in the notes to our consolidated financial statements in Part I Item 8 of this document).  The slight increase was primarily due to the inclusion of a full year of Cyclades revenue in 2007 compared with three quarters of Cyclades revenue in 2006, which was offset somewhat by a decline in sales certain legacy Avocent products.  Revenue within Management Systems is comprised primarily of our traditional KVM products, our serial management products, and our embedded software and solutions.  Within Management Systems, revenues from our traditional KVM business and serial management products were slightly up in 2007, but we experienced lower than expected KVM and serial revenues in the fourth quarter of 2007 as a result of slowness in our North American branded business.  Revenue from our embedded software and solutions product line decreased slightly in 2007 from 2006.  This was primarily due to the declining sales of the Agilent RMB product (acquired in March 2006) as it nears the end of its product life cycle.  Revenue by product line for Management Systems for the years ended December 31, 2007 and 2006 was as follows:

	Years ended December 31,
	2007	2006
Management Systems (MS) net revenue:
KVM	$359,131	$355,891
Serial management	49,603	46,534
Embedded software and solutions	32,983	33,766
Other	29,002	27,476
Total MS net revenue	$470,719	$463,667

LANDesk’s revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite and LANDesk Patch Manager products and from maintenance and support services related to LANDesk Management Suite.  LANDesk was acquired in August 2006, which explains the large increase in revenues from 2006 to 2007 as we recorded a full year of revenue in 2007 compared to four months of revenue in 2006.  Deferred revenue increased to $66.1 million at December 31, 2007 from $54.5 million at December 31, 2006, primarily due to increased sales of subscription products and maintenance services.  Revenue by product line for LANDesk for the years ended December 31, 2007 and 2006 was as follows:

	Years ended December 31,
	2007	2006
LANDesk net revenue:
Licenses and royalties	$42,514	$20,545
Maintenance and services	45,911	13,319
Subscription revenue	23,481	6,504
Total LANDesk net revenue	$111,906	$40,368

International sales grew 20% in 2007 from 2006, while sales within the United States grew 13% in 2007 from 2006.  Having a full year revenue contribution in 2007 from our Cyclades and LANDesk acquisitions, compared to only a partial year in 2006, contributed to our revenue growth in both the U.S. and internationally.  However, the decline in North America branded sales experienced in the fourth quarter of 2007 partially offset the growth we experienced in the United States for the prior three quarters of 2007.

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

	Years ended December 31,
	2007	Gross Margin %	2006	Gross Margin %
Management Systems	$283,981	60.3%	$282,998	61.0%
LANDesk	98,724	88.2%	36,853	91.3%
Other business units	4,644	29.9%	3,865	29.3%
Corporate and unallocated	4,530		3,319
Intangible amortization LANDesk software	(10,985)		(3,577)
Amortization of fair value adjustment to LANDesk deferred revenue	(1,874)		(1,686)
Gross profit dollars and margin %	$379,020	63.1%	$321,772	62.0%

The improvement in gross margin resulted primarily from the added sales of software with related service and maintenance revenue from our LANDesk acquisition (see Note 14 in the notes to our consolidated financial statements in Part I Item 8 of this document).  The LANDesk contribution to increased gross margin was partially offset by the additional costs included in cost of sales from amortization of other intangible assets recorded as a result of the LANDesk acquisition related to developed technology and internally developed software for resale.  We recorded $11.0 million of amortization of intangibles in cost of goods sold in 2007 and $3.6 million in 2006.  As a result of the timing of the acquisition in August 2006, we recorded four months of intangible amortization in 2006 and a full year in 2007.

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

Research and development expenses.  The increase in research and development expense is primarily due to having a full year impact of additional costs from the Cyclades and LANDesk acquisitions in 2007 compared to a partial year impact in 2006.  LANDesk research and development costs were $26.9 million in 2007 compared to $9.4 million in 2006.  Continued investments in target projects to expand and enhance our existing products also contributed to the increase in 2007 from 2006.

Acquired in-process research and development expense.  There were no acquired in-process research and development expenses during 2007.  Acquired in-process research and development expenses in 2006 were comprised solely of the write-off of in-process research and development expenses related to our acquisitions, including $2.1 million for Cyclades and $18.6 million for LANDesk.

Selling, general and administrative expenses.    The increase in selling, general and administrative expenses is primarily related to increased headcount and associated costs as a result of the acquisitions of Cyclades and LANDesk we completed during 2006 as we recorded a full year of these costs in 2007 versus a partial year of these expenses in 2006.  LANDesk selling, general and administrative costs were $65.5 million in 2007 compared to $21.7 million in 2006.  We also experienced higher costs as a result of increased equity-based compensation costs, which were $3.4 million higher in 2007 than 2006, as detailed in the table below.  In addition, we paid disproportionately higher commissions to LANDesk sales personnel compared to the increase in revenue as a result of higher bookings of new subscription product sales.  A substantial portion of the revenue associated with subscription bookings is deferred, while the commissions are paid at the time of booking.  We also selectively increased our participation in targeted marketing programs and events during 2007, which added to our increased costs.

Acquisition integration expenses.  There were no acquisition integration expenses incurred during 2007.  We recorded acquisition integration expenses in 2006 related to costs associated with the integration of Cyclades into Avocent.  These costs included severance accruals resulting from the headcount reductions associated with duplicate positions eliminated during the year.

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

Net investment income.  Net investment income declined from $7.6 million in 2006 to $3.8 million in 2007.  The decrease in investment income in 2007 was the result of lower cash and investments due to funding the purchase of Cyclades late in the first quarter of 2006 and the cash component of the LANDesk acquisition in the third quarter of 2006, continued purchases of treasury shares, and repayments of our line of credit.

Interest expense.  Interest expense was $8.1 million in 2007 and $3.6 million in 2006.  Interest expense results from our borrowings under our $250 million unsecured line of credit obtained in 2006, which we used to finance a portion of the LANDesk acquisition and purchase treasury shares.  We had a full year of outstanding debt in 2007 versus a partial year in 2006.

Provision for income taxes.  The provision for income taxes was a benefit of $148,000 in 2007 compared to a provision of $20.2 million in 2006.  The effective tax rate in 2007 was approximately (0.3%), compared to an effective tax rate of approximately 30.7% in 2006.  The decrease in the effective tax rate was primarily due to the recognition of a $6.5 million tax benefit attributable to the LANDesk acquisition for previously expensed in-process R&D of $18.6 million and a change in our mix and amount of pre-tax profit among our U.S. and international companies.  The tax benefit resulted from elections made in the second quarter of 2007 under Internal Revenue Code Section 338(g) related to previously expensed in-process R&D that, until the elections were made, was nondeductible for U.S. tax purposes.  Deferred tax liabilities recorded in 2006 have also been adjusted as a result of these elections.

Net income.  Net income in 2007 was $45.9 million compared to $45.5 million in 2006, as a result of the above factors.  Net income as a percentage of sales for 2007 was 7.6%, compared to 8.8% for 2006.

Liquidity and Capital Resources

As of December 31, 2008, our principal sources of liquidity consisted of $127 million in cash and cash equivalents and a $170 million available balance from our $340 million credit facility that is available for general corporate purposes.  In the third quarter of 2008, we amended our $250 million unsecured line of credit by adding a $90 million term loan to the existing facility. The balance of the entire facility is due in June 2011.  The term loan and line of credit have similar variable interest rates. The addition to our credit facility gives us additional capacity and provides strategic flexibility.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are currently in compliance with these covenants and related tests as of December 31, 2008.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

We used borrowings under the credit facility in July 2008 to partially fund the acquisitions of Touchpaper and Ergo.  In the future we may acquire other technologies or companies that we believe will enhance or complement our existing products and technologies and increase our sales.  The line of credit and term loan currently bear an interest rate of LIBOR plus 150 basis points.  There was $170 million outstanding under the credit facility as of December 31, 2008.  We classify these obligations as long-term as they mature in June 2011.  We expect to repay the borrowings through future cash flows from operations.  A summary of our cash flows is as follows:

	For the years ended December 31,
	2008	2007	2006
Total cash provided by (used in):
Operating activities	$97,685	$139,791	$65,701
Investing activities — acquisitions	(76,139)	—	(294,176)
Investing activities — other	(6,611)	8,352	243,044
Financing activities — borrowings, net	75,000	(55,000)	150,000
Financing activities — share repurchases	(67,408)	(77,059)	(188,318)
Financing activities — other	1,713	6,046	38,251
Effect of exchange rate changes on cash	(2,565)	1,752	374
Increase in cash and cash equivalents	$21,675	$23,882	$14,876

The decline in cash flows from operations in 2008 was primarily the result of working capital increases to fund the growth in our business (changes in accounts receivable, inventories, accrued wages and commissions, other accrued expenses and income taxes payable).  Cash flows from operations in 2007 benefited by significant improvements in cash collections on accounts receivable and inventory management.  During 2008, we paid approximately $8.0 million to the Internal Revenue Service to settle previously accrued federal income tax matters.  Our accounts receivable increased $5.0 million from December 31, 2007 to December 31, 2008 as a result of increased sales through December 2008.  This increase in accounts receivable was somewhat minimized by continued improved cash collections.  We also made significant progress in collecting older balances outstanding at our LANDesk location during 2007 compared to 2006, resulting in a large decrease in receivables outstanding during 2007.  Our accrued wages and commissions have increased in 2008 compared to 2007 as a result of increased sales for the comparable periods and accrued severance related to our restructuring programs.

Our days sales outstanding (DSO) remained steady at 63 days at the end of 2008 compared to the end of 2007.  DSO remained constant despite higher sales in 2008 compared to 2007 through continued improvement in cash collections during 2008.  Inventories decreased $1.7 million from December 31, 2007 to December 31, 2008.  Our inventory turns improved significantly to 7.4 at December 31, 2008 compared to 6.6 at December 31, 2007.  The improvement in 2008 was due to higher sales volume experienced in 2008 combined with continued improvements in managing our inventory levels as of December 31, 2008.

Our investing activities used over $82 million of cash flow in 2008, primarily to fund the Ergo and Touchpaper acquisitions that closed early in the third quarter of 2008.  We also converted matured investments to cash to help fund the repurchase of 4.2 million shares under our stock repurchase program in 2008.

Our financing activities used cash provided by operations, as well as additional borrowings, to repurchase approximately 4.2 million shares of our common stock during 2008 at a cost totaling $67 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of December 31, 2008, we have approximately 2.1 million shares available for purchase under the program.

During the second quarter of 2008, we approved a series of restructuring activities.  As of December 31, 2008, we had accrued approximately $3.6 million related to restructuring costs and do not expect to record a material amount of restructuring expenses under the 2008 program in future periods.  Most of these remaining costs will be paid during the first quarter of 2009.

During January 2009, we approved another series of restructuring activities.  As of December 31, 2008, there were no costs accrued related to this second restructuring program.  We expect to record $2.5 million to $3 million of restructuring expenses in the first quarter of 2009 and an additional $1.5 to $2.0 million in the second quarter of 2009.  We expect most of these costs will be paid during the first and second quarters of 2009.

We may also use a portion of our cash and cash equivalents and our line of credit for strategic acquisitions of technologies and companies that we believe will enhance and/or complement our existing products and technologies and increase our sales.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets, are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  None of our purchase commitments requires payment beyond the next year.

Other than operating leases for offices and warehouse space, we do not engage in off-balance sheet financing arrangements nor have any variable-interest entities. As of December 31, 2008 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

The following table sets forth annual payments we are required to make under contractual obligations and other commercial commitments for operating leases and purchases of inventory and services, in thousands, as of December 31, 2008.

	Operating Leases	Purchase Commitments	Long-Term Debt Obligations	Interest and Other	Total

2009	$10,699	$48,188	$—	$7,463	$66,350
2010	8,363	—	—	7,463	15,826
2011	5,673	—	170,000	3,421	179,094
2012	4,267	—	—	—	4,267
2013	2,436	—	—	—	2,436
Thereafter	150	—	—	—	150

Total	$31,588	$48,188	$170,000	$18,347	$268,123

As of December 31, 2008 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.3 million, of which $3.9 million if recognized, would affect our effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense.  As of December 31, 2008, we had accrued interest payable related to unrecognized tax benefits of approximately $828,000.  Of these liabilities recorded in relation to FIN 48, none is currently expected to be payable in 2009, and therefore these liabilities are not included in the table above.  (see Note 8 in the notes to the consolidated financial statements in Part II, Item 8).”

Goodwill impairment testing

We perform an annual impairment test of goodwill in the fourth quarter of each year.  The tests conducted during 2008, 2007 and 2006 concluded that there had been no impairment of goodwill and that no adjustments were required. However, our 2008 testing resulted in a marginal excess fair value over the carrying value of the LANDesk reporting unit.  Additionally, our market capitalization has declined significantly in 2009.  Based on this factor, we currently intend to perform a goodwill impairment test during the first quarter of 2009 and as deemed necessary.  If such testing indicates impairment, it could have a material adverse impact on our results of operations and financial condition (see additional discussion in our “Critical Accounting Policies” below and Note 6 in the notes to the consolidated financial statements in Part II, Item 8).

Non-GAAP Operational Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we present investors with certain non-GAAP operational measures which we use internally to manage our business, including net sales, gross profit, operating expenses, and the resulting operating income, income before taxes, operational net income, and operational earnings per share, all of which primarily exclude the effects of amortization related to purchase accounting adjustments, stock-based compensation, restructuring, retirement and integration, and acquired in-process research and development expenses and includes the amortization of the fair value adjustment to LANDesk deferred revenue related to the purchase accounting adjustment to reduce deferred revenue at the acquisition of LANDesk.  Specifically, we use the following non-GAAP measures:

	For the years ended December 31,
Non-GAAP Operational Measures	2008	2007

Operational net sales	$657,134	$602,749
Operational gross profit	$429,161	$393,013
Operational operating income	$118,098	$114,876
Operational net income	$90,938	$89,813
Operational diluted earnings per share	$1.98	$1.76

•                                          The non-GAAP net sales operational measure consists of net sales increased by the pro-forma amortization of deferred revenue of LANDesk at the date of acquisition which was reduced to estimated fair value pursuant to purchase accounting under GAAP.  This deferred revenue was completely amortized on a pro-forma basis as of the third quarter of 2007.

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

We provide the following reconciliations between GAAP and our operational measures:

	GAAP Financial Measures	Stock-based Compensation	Purchase Accounting Adjustments	Restructuring, Integration and Retirement Expenses	Non-GAAP Operational Measures
	For the Year Ended December 31, 2008

Operational net sales	$657,134	—	—	—	$657,134
Operational gross profit	$413,889	1,218	14,054	—	$429,161
Operational operating income	$32,833	24,722	47,995	12,548	$118,098
Operational net income	$25,473	19,757	35,680	10,028	$90,938
Operational diluted earnings per share	$0.55	0.43	0.78	0.22	$1.98

	For the Year Ended December 31, 2008
Operational net sales	$600,875	—	1,874	—	$602,749
Operational gross profit	$379,020	1,134	12,859	—	$393,013
Operational operating income	$50,187	19,642	45,047	—	$114,876
Operational net income	$45,929	15,969	27,915	—	$89,813
Operational diluted earnings per share	$0.90	0.31	0.55	—	$1.76

We believe that excluding amortization associated with purchase accounting adjustments as well as the tax impact of certain purchase accounting elections for prior acquisitions provides meaningful supplemental information and an alternative presentation useful to investors’ understanding our core operating results and trends between periods.  Not only are these depreciation and amortization and tax impact adjustments based on amounts assigned in purchase accounting, that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

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

We also believe that, in excluding stock-based compensation and restructuring, integration and retirement expenses and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

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

We accrue for sales returns as a reduction of sales and cost of sales based on our experience from historical customer returns, which we believe provides a reasonable estimate of future returns.  The sales agreements for our hardware products generally include a one-month unconditional return policy.  The license agreements for our software products are generally final, and the license fees are non-refundable.  We also allow additional rights of return to certain distributors, which generally extend the return period to 90 days.  If actual future customer returns are less favorable than those projected by management, additional sales return costs may be incurred.  Our allowance for sales returns totaled $5.1 million and $5.0 million at December 31, 2008 and 2007, respectively.  The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

We recognize software revenue in accordance with Statement of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9).  We derive a portion of our revenue from the license of software products under software license agreements and subscription agreements and from the delivery of professional services and maintenance services.  When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element.  Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services.  VSOE of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement. When VSOE of fair value does not exist for all undelivered elements in our multiple element contracts we defer revenue related to the entire arrangement until the earlier of the point at which (a) such sufficient VSOE does exist or (b) all elements of the arrangement have been delivered and all other revenue recognition criteria have been met.

Software license revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred.  In instances where vendor obligations remain, revenue is deferred until the obligation has been satisfied.

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

Prior to extending credit to a new customer, we perform a detailed credit review of the customer and establish credit limits based on the results of our credit review.  We review collection experience periodically to determine if the customer’s payment terms and credit limits need to be revised.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  If circumstances change with regard to individual receivable balances that had previously been determined to be uncollectible (and for which a specific reserve had been established), a reduction in our allowance for doubtful accounts may be required.  Our allowance for doubtful accounts was $4.5 million and $2.5 million at December 31, 2008 and 2007, respectively.

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

•      We carry our inventory at the lower of cost or market, with cost being determined using the first-in, first-out method.  We use standard costs for material, labor, and manufacturing overhead to value our inventory.  We review and revise our standard costs on a quarterly basis.  Therefore, our inventory costs approximate actual costs at the end of each reporting period.  We write down our inventory for estimated obsolescence or unmarketable inventory to the estimated market value based upon assumptions about future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our reserve for excess and obsolete inventory was $6.4 million and $7.3 million at December 31, 2008 and 2007, respectively.

•      We provide for the estimated cost of product warranties at the time revenue is recognized.  While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers and contract manufacturers, our warranty obligation is affected by product failure rates, failure rates of purchased components integrated into our products, material usage, and other rework costs incurred in correcting a product failure.  Should actual product failure rates, material usage, or other rework costs differ from our estimates, revisions to our estimated warranty liability may be required.  Our warranty reserve was $2.2 million and $1.9 million at December 31, 2008 and 2007, respectively.

•      In previous years we have held investments in various publicly traded debt securities, including corporate bonds.  We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investments current carrying value, thereby possibly requiring an impairment charge in the future.  There were no other-than-temporary impairment charges recorded against these investments in 2008, 2007, or 2006.

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

•      Our annual tests for goodwill impairment, performed for the fourth quarters of 2008, 2007, and 2006, determined that no adjustment for impairment was required.  As prescribed in SFAS 142, Goodwill and Other Intangible Assets, we test goodwill for impairment on at least an annual basis at the reporting unit level.  For internal purposes, we prepare business unit operating statements (operating segment level) which include revenue, cost of goods sold, operating expenses and operating margin for the following three operating segments (or business units): Management Systems, LANDesk, and Connectivity and Control, as well as Corporate and Unallocated.

We determine the fair value of our reporting units through a discounted cash flow analysis utilizing the income approach and a guideline public company method utilizing a market approach.  We weighted the results of each valuation equally in determining the fair value of the reporting units in 2008.  We based the discounted cash flow analysis on management’s forecasts for each reporting unit and applied discount rates ranging from 18% to 25%, taking into consideration the relative risk associated with each reporting unit in 2008.  The guideline public company method utilizes comparative analysis of the reporting units with publicly traded guideline companies in the same or similar industries.  We applied a combination of the enterprise value multiple to revenue and EBITDA in determining the reporting unit value.  Our testing indicated that the implied fair value of our reporting units exceeded their carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.

Although our testing indicated there was no goodwill impairment, there were two primary factors noted during the 2008 testing that require monitoring and may require additional testing prior to our next scheduled fourth quarter test in 2009.  Our market capitalization has declined to less than the book value of our shareholders’ equity as of this filing.  We believe this drop in market capitalization is due to the current ongoing global recession and other market conditions beyond management’s control.  We believe the reduction in our market capitalization is a short term anomaly and is not indicative of the true value of the company as a whole or the value of our individual reporting units.

Although no impairment was indicated for our LANDesk reporting unit, LANDesk does carry a significant amount of goodwill and other intangible assets, including those added in the recent Touchpaper acquisition.  Our analysis concluded that the carrying value of LANDesk was only marginally below the indicated fair value calculated through our impairment testing. Although we believe each of the assumptions used to calculate LANDesk’s fair value to be reasonable, adjustments to certain assumptions within the fair value calculation could have resulted in an indication of impairment.  In the discounted cash flow calculation, we assumed LANDesk’s long-term growth rate to be 6%.  Assuming all other valuation inputs remain constant, utilizing a 4% or lower long term growth rate in the valuation model would have resulted in an indication of impairment.  Also, we utilized a weighted average cost of capital (discount rate) of 21% in the discounted cash flow calculation.  Assuming all other valuation inputs remain constant, utilizing a discount rate of greater than 22% in the valuation model would have resulted in an indication of impairment.

During 2009, we will monitor our actual financial results against our assumptions utilized in the valuation of our reporting units in 2008.  If our actual results differ materially or if we revise our assumptions materially, then an impairment may be indicated and result in the need for impairment measurement.

As a result of the previously mentioned decline in our market capitalization, we currently intend to perform an additional test for goodwill impairment in the first quarter of 2009.  Therefore, if economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required and, if so determined, could have a material adverse effect to our financial results.

•                 We review long-lived assets for impairment under the guidance prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.  An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2008, 2007, or 2006.

•                  Substantially all of our financial assets and liabilities are measured at fair value based upon Level 1 or Level 2 inputs, as defined under SFAS 157.  The fair value measurement is prepared using the closing mid-market rate/price environment on December 31, 2008, using proprietary models, available market data, and reasonable assumptions.

•                  We account for income taxes using the asset and liability method.  We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and for known tax contingencies.  Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, acquired intangible assets, operating loss, foreign tax credit, and research credit carry-forwards.  We intend to permanently reinvest earnings from our foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have approximately $7.0 million and $4.0 million of valuation allowances recorded against deferred tax assets arising from certain foreign subsidiaries operating losses and certain federal and state research credits at December 31, 2008 and 2007, respectively.  Tax contingencies are recorded to address potential exposures involving tax positions taken that could be challenged by tax authorities.  These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations.  As of December 31, 2008 we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.3 million of which $3.9 million, if recognized, would affect our effective tax rate.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Refer to Note 17 to the Consolidated Financial Statements for additional discussion on fair value measurements.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The provisions of SFAS 157 related to other nonfinancial assets and liabilities were effective for us on January 1, 2009 and will be applied prospectively. FSP 157-3 clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. FSP 157-3 was effective on issuance in October 2008, including periods in which financial results have not been issued.  We have evaluated FSP 157-1 and 157-3, and do not believe they have a material impact on our financial statements.  We are still evaluating FSP 157-2 and the impact it may have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of the remainder of SFAS 141(R) on future acquisitions; however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions after the effective date.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit and term loan, which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a collective remaining notional amount of $170 million as of December 31, 2008, through Regions Bank and SunTrust Bank.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of December 31, 2008, we had four open forward contracts with an approximate fair value of $26,000.

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 was effective.  As allowed under Section 404 of the Sarbanes-Oxley Act of 2002, management has excluded Touchpaper Group Limited from this assessment.   The Act allows the exclusion of entities acquired during a company’s fiscal year from its assessment.  As Touchpaper was acquired in the third quarter 2008, the Company has elected to exclude Touchpaper and its subsidiaries from this assessment.  Touchpaper revenue included in the Company’s consolidated financial statements totaled $13.9 million in 2008, and total assets, including acquired intangible assets, were $78.2 million at December 31, 2008.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Avocent Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Avocent Corporation and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Touchpaper Group Limited (Touchpaper) from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008.  We have also excluded Touchpaper from our audit of internal control over financial reporting.  Touchpaper is a wholly-owned subsidiary whose total assets and total revenues represent approximately $13.9 million and $78.2 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
Birmingham, Alabama
February 27, 2009

Avocent Corporation

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$126,858	$105,183
Investments maturing within one year	—	5,943
Accounts receivable, less allowance for doubtful accounts of $4,548 and $2,481 at December 31, 2008 and 2007, respectively	122,133	109,851
Other receivables	12,281	10,799
Inventories	31,516	30,103
Other current assets	5,209	4,399
Deferred tax assets, net	6,885	5,928
Total current assets	304,882	272,206

Property and equipment, net	38,197	37,298
Goodwill	616,326	584,949
Other intangible assets, net	180,276	167,982
Deferred tax assets, non-current	10,873	13,297
Other assets	3,616	2,701
Total assets	$1,154,170	$1,078,433

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,494	$20,031
Accrued wages and commissions	30,966	25,072
Accrued liabilities	42,027	30,630
Income taxes payable	11,678	14,950
Deferred revenue, current	66,248	54,738
Total current liabilities	168,413	145,421

Unsecured bank credit facility	170,000	95,000
Deferred revenue, non-current	9,572	11,325
Other non-current liabilities	4,028	1,025
Total liabilities	352,013	252,771

Commitments and contingencies (Note 12 and Note 20)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; 2008 — 54,533 shares issued and 44,706 outstanding; 2007 — 53,910 shares issued and 48,283 outstanding	55	54
Additional paid-in capital	1,230,840	1,208,674
Accumulated other comprehensive income (loss)	(1,606)	2,130
Accumulated deficit	(193,247)	(218,719)
Treasury stock, at cost; 2008 —9,827 shares; 2007 — 5,627 shares	(233,885)	(166,477)
Total stockholders’ equity	802,157	825,662

Total liabilities and stockholders’ equity	$1,154,170	$1,078,433

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Net sales:
Products	$478,638	$455,419	$448,629
Licenses and royalties	108,748	98,868	55,116
Services	69,748	46,588	15,450
Total net sales	657,134	600,875	519,195

Cost of sales:
Products	209,557	197,710	190,146
Licenses and royalties	2,614	2,541	494
Services	17,020	10,619	3,206
Amortization of intangibles related to licenses and royalties	14,054	10,985	3,577
Total cost of sales (includes stock compensation expense of $1,218, $1,134 and $978 in 2008, 2007 and 2006, respectively)	243,245	221,855	197,423

Gross profit	413,889	379,020	321,772

Research and development expenses (includes stock compensation expense of $5,634, $5,825 and $4,302 in 2008, 2007 and 2006, respectively)	96,723	87,888	63,866
Acquired in-process research and development expense (Note 3)	700	—	20,700
Selling, general and administrative expenses (includes stock compensation expense of $14,661, $12,682 and $9,307 in 2008, 2007 and 2006, respectively)	234,802	208,783	148,345
Restructuring, integration and retirement expenses (includes stock compensation expense of $3,209 in 2008)	15,757	—	3,904
Amortization of intangible assets	33,074	32,162	23,049

Total operating expenses	381,056	328,833	259,864

Income from operations	32,833	50,187	61,908

Net investment income	2,242	3,831	7,571
Interest expense	(8,552)	(8,063)	(3,621)
Other income (expense), net	2,002	(174)	(166)

Income before provision for (benefit from) income taxes	28,525	45,781	65,692

Provision for (benefit from) income taxes	3,053	(148)	20,160

Net income	$25,472	$45,929	$45,532

Net income per common share:
Basic	$0.56	$0.91	$0.94

Diluted	$0.55	$0.90	$0.92

Weighted average common shares outstanding:
Basic	45,124	50,207	48,548

Diluted	45,907	51,089	49,475

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

				Accumulated	Retained
				Other	Earnings
	Common Stock		Additional Paid-	Comprehensive	(Accumulated	Treasury
	Shares	Amount	In Capital	Income	Deficit)	Stock	Total
Balance, December 31, 2005	51,612	$52	$1,104,899	$(497)	$(307,503)	$(81,629)	$715,322
Acquisition of LANDesk Group Limited	—	—	23,408	—	—	180,529	203,937
Net income	—	—	—	—	45,532	—	45,532
Change in accumulated other comprehensive income	—	—	—	562	—	—	562
Issuances of common stock, net	1,770	1	37,645	—	—	—	37,646
Income tax benefit from exercise of stock options	—	—	4,575	—	—	—	4,575
Stock-based compensation	—	—	14,587	—	—	—	14,587
Purchase of 7,038 shares of treasury stock	—	—	—	—	—	(188,318)	(188,318)
Balance, December 31, 2006	53,382	53	1,185,114	65	(261,971)	(89,418)	833,843
Implementation of FIN 48	—	—	—	—	(2,677)	—	(2,677)
Adjustment to acquisition of LANDesk Group Limited	—	—	1,435	—	—	—	1,435
Net income	—	—	—	—	45,929	—	45,929
Change in accumulated other comprehensive income	—	—	—	2,065	—	—	2065
Issuances of common stock, net	528	1	1,669	—	—	—	1,670
Income tax benefit from exercise of stock options	—	—	815	—	—	—	815
Stock-based compensation	—	—	19,641	—	—	—	19,641
Purchase of 2,887 shares of treasury stock	—	—	—	—	—	(77,059)	(77,059)
Balance, December 31, 2007	53,910	54	1,208,674	2,130	(218,719)	(166,477)	825,662
Net income	—	—	—	—	25,472	—	25,472
Change in accumulated other comprehensive income	—	—	—	(3,736)	—	—	(3,736)
Issuances of common stock, net	623	1	(2,635)	—	—	—	(2,634)
Income tax benefit from exercise of stock options	—	—	86	—	—	—	86
Stock-based compensation	—	—	24,715	—	—	—	24,715
Purchase of 4,200 shares of treasury stock	—	—	—	—	—	(67,408)	(67,408)
Balance, December 31, 2008	54,533	$55	$1,230,840	$(1,606)	$(193,247)	$(233,885)	$802,157

	For the years ended December 31,
Comprehensive income	2008	2007	2006
Net income	$25,472	$45,929	$45,532
Changes in unrealized gain (loss) on investments, net of tax	(1)	91	412
Changes in unrealized gain (loss) interest rate swaps, net of tax	(1,797)	66	(456)
Changes in foreign currency translation adjustment	(1,938)	1,908	606
Total comprehensive income	$21,736	$47,994	$46,094

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$25,472	$45,929	$45,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,188	9,690	8,689
Amortization of intangible assets	47,669	43,629	26,626
Stock-based compensation	24,715	19,641	14,587
Acquired in-process research and development expenses	700	—	20,700
Amortization of premium (discount) on investments and net loss on sales of investments	—	(156)	41
Net loss on sales of property and equipment	523	404	—
Deferred income taxes	(8,605)	(14,816)	(8,261)
Excess tax benefit from stock-based compensation	(86)	(815)	(4,575)
Changes in operating assets and liabilities (net of effects of acquisitions):
Accounts receivable, net	(5,026)	16,689	(29,696)
Inventories, net	1,654	11,697	(13,758)
Other assets	1,243	1,983	(1,339)
Accounts payable	(4,684)	3,768	(12,387)
Accrued liabilities, wages and commissions	4,912	(439)	8,347
Income taxes, receivable and payable	(1,198)	(3,894)	(4,527)
Other liabilities	2,439	6,481	15,722
Net cash provided by operating activities	98,916	139,791	65,701
Cash flows from investing activities:
Purchase of Ergo, net of cash acquired	(28,443)	—	—
Purchase of Touchpaper, net of cash acquired	(47,113)	—	—
Purchase of LANDesk, net of cash acquired (1) (2)	(583)	—	(202,194)
Purchase of Cyclades, net of cash acquired	—	—	(91,982)
Purchase of other intangibles	(2,066)	(3,791)	(5,329)
Purchases of property and equipment	(10,487)	(9,025)	(4,750)
Purchases of available-for-sale investments	—	(75,512)	(159,799)
Proceeds from maturities and sales of available-for-sale investments	5,942	96,680	412,922
Net cash provided by (used in) investing activities	(82,750)	8,352	(51,132)
Cash flows from financing activities:
Repayment of short-term debt assumed in acquisitions	—	—	(1,965)
Borrowings (payments) under unsecured line of credit, net	(15,000)	(55,000)	150,000
Borrowings under unsecured term loan	90,000	—	—
Payment of debt financing costs	(1,231)	—	(2,005)
Excess tax benefit from stock-based compensation	86	815	4,575
Proceeds from employee stock option exercises	1,627	5,231	37,646
Purchases of treasury stock	(67,408)	(77,059)	(188,318)
Net cash provided by (used in) financing activities	8,074	(126,013)	(67)

Effect of exchange rate changes on cash and cash equivalents	(2,565)	1,752	374

Net increase in cash and cash equivalents	21,675	23,882	14,876
Cash and cash equivalents, beginning of year	105,183	81,301	66,425

Cash and cash equivalents, end of year	$126,858	$105,183	$81,301

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$12,856	$18,562	$26,788

Cash paid during the year for interest	$6,710	$7,273	$2,986

(1)          Supplemental disclosure 2008 — The adjustments to LANDesk purchase consideration is the result of the earn-out amendment which resulted in a payable to the former shareholders of LANDesk (see note 6). An additional $1,700 is payable as of December 31, 2008, and was paid subsequently in the first quarter 2009.  The 2008 cash flows exclude this non-cash transaction.

(2)          Supplemental disclosure 2006 — In addition to the cash paid at the closing, we issued 7,073 shares of our common stock valued at $199,528 to LANDesk shareholders in 2006. The issuance of common stock was recorded as non-cash consideration for the acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

Avocent Corporation

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

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

We report our annual results based on years ending December 31.  In the past, we reported our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.  Beginning January 1, 2009, we will report our quarterly periods based on the calendar month end.

The results of acquired companies are included in the consolidated results from the respective dates of acquisition, including Touchpaper Group Limited, which was acquired on June 30, 2008 (in our fiscal third quarter), and the assets and certain liabilities of Ergo 2000 Inc., which was acquired July 10, 2008, Cyclades Corporation (“Cyclades”), which was acquired on March 30, 2006, and LANDesk Group Limited (“LANDesk”), which was acquired on August 31, 2006.

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

Financial Instruments — The carrying amounts reported in the balance sheets for cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments.  Our unsecured bank line of credit bears a variable interest rate; therefore, the carrying value of the debt obligation approximates fair value.  Our interest rate swap and short term forward contracts are reported at fair value in the consolidated financial statements.

Unsecured Credit Facility — We classify the entire obligation under our unsecured credit facility as long term as it carries a five year term and has no payment obligations prior to the end of the term.

Investments — Our investments consist primarily of bank deposits, corporate bonds, and U.S. government agency securities.  Debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost.  Debt and equity securities not classified as either held-to-maturity securities or trading securities and that have readily determinable fair values are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.  All investments were classified as available-for-sale securities at December 31, 2007. The fair value of these investments approximated their cost.  We held no such investments as of December 31, 2008.  Unrealized losses are charged against earnings when a decline in fair value is determined to be other than temporary.  Certain investments with original maturities of less than 90 days are classified as short term investments when such are a part of our investment portfolio.  Realized gains and losses are accounted for on the specific identification method.

Property and Equipment — Property and equipment are carried at cost, less accumulated depreciation, and include expenditures that substantially increase the useful lives of existing assets.  Maintenance and repairs are charged to current operations as incurred  Upon sale, retirement, or other disposition of these assets, the cost and related accumulated depreciation are removed from the respective accounts, and any gain or loss on the disposition is included in income from operations.

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

Long-Lived Assets — We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying values.  An impairment loss would be recognized in the amount by which the recorded value of the asset exceeds the fair value of the asset, measured by the quoted market price of an asset or an estimate based on the best information available in the circumstances.  There were no such losses recognized during 2008, 2007, or 2006.

Goodwill — We record goodwill when the cost of an acquired entity exceeds the net amounts assigned to the assets acquired (including other identified intangible assets) and liabilities assumed.  We performed an annual impairment test of goodwill in the fourth quarters of 2008, 2007, and 2006.  The tests conducted during 2008, 2007, and 2006 concluded that there had been no impairment of goodwill and that no adjustments were required. However, our 2008 testing resulted in a marginal excess fair value over the carrying value of the LANDesk reporting unit.  Additionally, our market capitalization has declined significantly in 2009.  Based on this factor, we currently intend to perform a goodwill impairment test during the first quarter of 2009 and as deemed necessary until we determine that the potential risk of impairment is minimal.  If such testing indicates impairment, it could have an adverse impact on our results of operations and financial condition (see Note 6).

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

Allowance for Sales Returns — Our hardware sales generally include a one-month unconditional return policy.  We also allow additional rights of return to certain of our distributors, which generally extend the return period to 90 days.  We reserve for estimated sales returns as a reduction of revenue and cost of sales at the time the product revenue is recognized based on historical sales return experience, which management believes provides a reasonable estimate of future returns.  The allowance for sales returns totaled approximately $5,088 and $5,016 at December 31, 2008 and 2007, respectively. The reserve is included as a reduction in the carrying value of accounts receivable and sales in the accompanying consolidated balance sheets and statements of income, respectively.

Liability for Warranty Returns — Our hardware products generally include warranties of one to three years for product defects.  We accrue for warranty returns at cost to repair or replace products.  We also offer extended warranties to customers and recognize the revenue associated with the extended warranties over the life of the warranty (see Note 7).  The liability for warranty returns totaled approximately $2,245 and $1,854 at December 31, 2008 and 2007, respectively.  These liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

Stock-Based Compensation — On January 1, 2006, we adopted SFAS 123 (revised 2004), “Share-Based Payment”, (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.  SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model for stock options or using the current share price for awards of time-based or performance-based restricted stock units.  The value of the portion of the award that is ultimately expected to vest will be recognized as expense over the requisite service periods in our consolidated statements of income.  Compensation expense for all stock option and time-based restricted stock unit payment awards are recognized using the ratable single-option approach. Compensation expense for performance-based restricted stock unit payment awards is recognized using the FIN 28 tranche-based approach based on an estimate of expected outcomes and is adjusted prospectively as new information about the expected outcome becomes available.  Stock-based compensation expense recognized in our consolidated statements of income is based on awards ultimately expected to vest; therefore, the expense has been reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We use the Black-Scholes option pricing model (the “Black-Scholes Model”) for the purpose of determining the estimated fair value of stock options on the date of grant under SFAS 123R.  In addition, we use a Monte Carlo Simulation pricing model (the “Monte Carlo Model”) for the purpose of determining the estimated fair value of RSU’s with market based conditions on the date of grant under SFAS 123R.  Our pricing models require the input of certain assumptions that involve judgment.  Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, existing models may not provide reliable measures of fair value of our employee stock options.  We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation.  If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact the fair value determination.

Concentrations of Customer Base and Credit Risk — Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, investments held within our trust funds and escrow accounts, accounts receivable and derivative instruments. We make efforts to control our exposure to credit risk associated with these instruments by (i) placing our assets and other financial interests with a diverse group of credit-worthy financial institutions; (ii) holding high-quality financial instruments while limiting investments in any one instrument; and (iii) maintaining strict policies over credit extension that include credit evaluations, credit limits and monitoring procedures, although generally we do not have collateral requirements.

The following identifies our customers that exceeded 10% of our sales for the years 2008, 2007 and 2006:

	For the years ended December 31,
	2008		2007		2006
Customers greater than 10% of sales:
Dell	$73,310	11%	$76,990	13%	$71,926	14%
Hewlett-Packard (2)	—		70,341	12%	72,640	14%
Ingram Micro (1)	84,860	13%	—		—
Tech Data (2)	—		67,642	11%	64,143	12%
Total customers greater than 10% of sales:	$158,170	24%	$214,973	36%	$208,709	40%

(1) Sales to this customer were less than 10% of sales in 2007 and 2006.

(2) Sales to these customers were less than 10% of sales in 2008.

Sales to these customers are reported primarily through Management Systems, but also are reported through LANDesk.  Accounts receivable from these customers represented approximately 25% and 26% of trade receivables at December 31, 2008 and 2007, respectively.  Our top five customers, which include three OEMs and two distributors, accounted for 48% of sales in 2008, 52% in 2007, and 56% in 2006.

We place cash and investments in several high-quality financial institutions and seek to limit the credit exposure from any one institution, issuer or instrument.  We also face interest rate risk on our bank credit facility which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have hedged this exposure to interest rate risk with interest rate swaps, which have a combined notional amount of $170 million, through Regions Bank and SunTrust Bank.

Income Taxes — We account for income taxes using the asset and liability method.  We provide for income taxes currently payable and, in addition, provide deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements and for known tax contingencies.  Temporary differences relate principally to the allowance for doubtful accounts, allowance for sales returns, liability for warranty claims, unrealized gain (loss) on investments, accumulated depreciation, loss on write-down of investments, inventory reserves, acquired intangible assets, operating losses, goodwill amortized for tax purposes but not GAAP, and state research credit carry forwards.  We intend to permanently reinvest our earnings from foreign subsidiaries in our international operations and, accordingly, no provision for any incremental net U.S. federal or state income taxes has been made for these unremitted earnings.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have approximately $7,000 and $4,000 of valuation allowances recorded against deferred tax assets arising from certain foreign subsidiaries operating losses and certain federal and state research credits at December 31, 2008 and 2007, respectively.  Tax contingencies are recorded to address potential exposures involving tax positions taken which could be challenged by tax authorities.  These potential exposures result from the varying applications of statutes, rules, regulations, and interpretations.  As of December 31, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,300 of which $3,900, if recognized, would affect the effective tax rate.  As of December 31, 2007, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $10,700 of which $8,900, if recognized, would affect the effective tax rate.

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

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our European and Asian operations. The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in receivables or payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income. At December 31, 2008, we had four such contracts outstanding with a fair value of $26.  At December 31, 2007, we had three such contracts outstanding with a fair value of $8.

Derivative Instruments and Hedging Activities — We enter into interest rate swap agreements in accordance with our risk management policy to partially reduce risks related to our cash flows associated with our floating rate line of credit which is subject to changes in the market rate of interest.  We do not use derivative instruments for trading purposes.  We record the fair value of interest rate swap agreements in other assets or liabilities on the consolidated balance sheet.  Changes in the fair value of interest rate swap agreements that are designated and effective as cash flow hedges are recorded in accumulated other comprehensive income (loss) (“OCI”).  Those changes are released from OCI to the consolidated statement of income as interest expense contemporaneously with the earnings effects of the hedged item (the underlying debt agreement).  The settled amount of a swap that has been terminated prior to its original term continues to be deferred in OCI and is recognized in the consolidated statement of income over the term of the underlying debt agreement designated as the hedged item.  Changes in the fair value of interest rate swap agreements that are not effective as hedges are recorded immediately in the consolidated statement of income as interest expense.  We have designated our interest rate swap agreements as cash flow hedges.  Cash flows from hedging activities are reported in the consolidated statement of cash flows in the same classification as the hedged item.

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

We recognize software revenue in accordance with Statements of Position 97-2, “Software Revenue Recognition” (SOP 97-2), and 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions” (SOP 98-9). We derive revenue from the license of software products under software license agreements and subscription agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9 when VSOE does not exist for the delivered element. Multiple element arrangements generally include post-contract customer support (or maintenance), and in some cases, subscriptions and other services. VSOE of fair value is generally determined by sales of the same element or service sold separately to other customers, or with respect to maintenance and subscriptions, through a renewal rate specified in the related arrangement. When VSOE of fair value does not exist for all undelivered elements in our multiple element contracts we defer revenue related to the entire arrangement until the earlier of the point at which (a) such sufficient VSOE does exist or (b) all elements of the arrangement have been delivered and all other revenue recognition criteria have been met.

Software license revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred.  In instances where vendor obligations remain, revenue is deferred until the obligation has been satisfied.

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

Software Development Costs — Development costs for software to be sold, integrated into our other products or otherwise marketed are included in research and development costs and are expensed as incurred. Production costs for software incurred after technological feasibility is established and until such time as the software is available for general release to customers are capitalized. The capitalized costs are then amortized on a straight-line basis over the estimated product life, or using the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model which typically occurs when beta testing commences, and the general availability of such software has been short and software production costs qualifying for capitalization have been insignificant. Accordingly, through December 31, 2008, we have not capitalized any software production costs.  Certain developed software costs included in other intangible assets as a result of business combinations are amortized as a component of cost of sales in the accompanying statements of income.

Advertising Expense — Advertising costs are expensed as incurred and are included as a component of selling, general and administrative expenses. Advertising expense totaled approximately $6,315, $7,829, and $7,807 for the years ended December 31, 2008, 2007, and 2006, respectively.  We participate in cooperative advertising and market development programs with certain resellers, distributors and OEMs.  These programs are used by us to reimburse resellers, distributors and OEMs for the actual costs of certain forms of advertising, and generally allow resellers, distributors and OEMs reimbursement up to a specified percentage of net purchases. Our costs associated with these programs are estimated and accrued at the time of sale, and are included in sales and marketing expenses in the accompanying consolidated statements of income.

Net Investment Income — Net investment income includes income from interest, dividends, rental property held for lease and accretion of bond premiums and discounts, net of related expenses.

Interest Expense — Interest expense consists of interest and amortization of debt issuance costs related to the bank line of credit, and includes the effects of the Company’s interest rate swap hedges.

Loan Origination Costs — We record costs incurred directly related to obtaining the line of credit in accordance with APB 21, “Interest on Receivables and Payables.”  Under this method, we capitalize loan origination costs and amortize the costs over the life of the agreement under the straight-line method as the related interest expense is not materially different than the expense calculated under the interest method.

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

Earnings Per Share — Earnings per common share, and earnings per common share assuming dilution, are based on the weighted average number of common and common equivalent, when dilutive, shares outstanding during the year (see Note 10).

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

Reclassifications — Certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the 2008 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash used in investing activities nor total stockholders’ equity.

Recently Issued Accounting Standards — In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which clarifies that fair value estimates should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  On February 12, 2008, the FASB delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Refer to Note 18 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  The provisions of SFAS 157 related to other nonfinancial assets and liabilities were effective for us on January 1, 2009 and will be applied prospectively.  FSP 157-3 clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. FSP 157-3 was effective on issuance in October 2008, including periods in which financial results have not been issued.  We have evaluated FSP 157-1 and 157-3, and do not believe they have a material impact on our financial statements.  We are still evaluating FSP 157-2 and the impact it may have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of SFAS 141(R) on future acquisitions, however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions after the effective date.

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

3.                                      Acquisitions

Touchpaper Group Limited — On June 30, 2008 (in our fiscal third quarter), we acquired Touchpaper Group Limited, a privately-held company based in Woking, U.K. (Touchpaper).  Touchpaper employed approximately 200 people, located primarily in the UK.  We acquired Touchpaper for $45,740 in cash consideration plus assumed liabilities and acquisition costs.   The Touchpaper product lines include software for incident management, problem management and service desk management.  We believe the acquisition of Touchpaper and its products will enhance and expand our IT Operations Management solutions and products.  The results of Touchpaper’s operations have been included in the consolidated financial statements since the date of acquisition.

The acquisition was recorded under the purchase method of accounting, and the purchase cost was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be allocated to our LANDesk business unit (see Note 6) and will be included in Avocent’s annual review of goodwill for impairment.  The amortization of the other intangible assets acquired and the goodwill recorded is not tax deductible.   A summary of the total purchase consideration, excluding cash received, is as follows:

Cash paid for outstanding shares	$45,740
Acquisition costs paid by Avocent	4,248

Total purchase consideration	$49,988

We funded the acquisition through available cash and through borrowings on our credit facility.  On the closing of the Touchpaper transaction, we acquired $2,875 in cash held by Touchpaper.  The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$14,583	—
In-process research and development	700	—
Developed technology	29,000	5 years
Maintenance contracts	8,000	5 years
Customer base	2,000	5 years
Trademarks and non-compete agreements	225	3 years
Goodwill	23,767	—
Deferred taxes	(10,921)	—
Assumed liabilities	(17,366)	—

	$49,988

The capitalized amounts for intangibles will be amortized on a straight-line basis over the estimated life of the respective intangibles.  An escrow account with approximately $11,200 in cash is being held for indemnifiable claims for a period of 24 months after the acquisition.

The $700 in fair value of all of the in-process research and development (“IPR&D”) received in the acquisition was determined using a form of the discounted cash flow method known as the multi-period excess earnings method.  These amounts were for particular research and development projects that have no alternative future uses and were therefore expensed rather than capitalized at the time of purchase.  Touchpaper’s in-process research and development activities consisted of the development of its IT Business Management Version 7.2.6 software product.  This product was completed during October 2008.

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

Ergo 2000, Inc. — On July 10, 2008, we acquired certain assets and assumed certain liabilities of Ergo 2000, Inc. (Ergo), a privately held provider of rack-mounted LCD consoles with approximately 35 employees based in Fullerton, California, for approximately $29,000 plus acquisition costs paid by Avocent.  Ergo’s products were integrated into the Management Systems business unit as part of that unit’s overall product offering and related operating results were included in the consolidated financial statements since the date of acquisition.

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

Cash consideration paid to owners	$29,005
Acquisition costs paid by Avocent	307
Total estimated purchase consideration	$29,312

We funded the acquisition through available cash and borrowings from our credit facility.  On the closing of the Ergo transaction, we acquired $869 in cash held by Ergo.

The purchase consideration was allocated, on a preliminary basis, to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$6,973	—
Customer base	18,400	5 years
Non-compete agreements	1,000	3 years
Goodwill	5,081	—
Assumed liabilities	(2,142)	—
	$29,312

The capitalized amounts will be amortized on a straight-line basis over the estimated life of the intangibles.  An escrow account with $3,500 in cash is being held for indemnifiable claims until February 1, 2010.

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

	$94,390

An escrow account with $14,700 of the above consideration was established to be held for indemnifiable claims for an initial period of 21 months after the acquisition closing date.  The length of the initial escrow term was extended pending resolution of certain escrow claims we have made.

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

Cyclades’ in-process research and development activities consisted of the development of its KVM/net 3.0 product line and its PM45 product lines.  KVM/Net 3.0 is the next generation KVM over IP technology that leverages DSP processing technology and software-based compression algorithms.  PM45 is an intelligent power distribution unit that provides high current on a 3-phase main power source.  The KVM/Net 3.0 project was completed on schedule during 2006.  The PM45 project was completed as originally planned in late 2006.  The development scope was altered before the PM45 was released in the fourth quarter of 2006, but the revised product was completed and released during 2007.

We recorded approximately $3,904 of costs associated with the integration of Cyclades people, processes, and products into Avocent during 2006.  These costs also include severance accruals resulting from headcount reductions associated with duplicate positions eliminated since the acquisition in March.  There were no such costs recorded in 2007.

LANDesk Group Limited — On August 31, 2006, we acquired LANDesk Group Limited, a privately-held company based in Ireland with the majority of its operations in Salt Lake City, Utah.  LANDesk employed approximately 600 people, located primarily in the United States, China, and Europe.  The LANDesk product lines include software for the centralized management and protection of information technology assets.  The acquisition agreement provided for total initial consideration of approximately $407,382 including $199,528 in stock, $202,010 in cash, and $5,844 in estimated fair value of assumed unvested employee stock options.  As specified within the acquisition agreement, the potential of an earn-out payment to prior shareholders existed had LANDesk achieved certain full year 2006 revenue targets.  Based on LANDesk’s 2006 revenue results, we initially concluded that LANDesk did not achieve the minimum revenue target required to cause any earn-out payment and that no earn-out was earned nor payable.  The Shareholder Representative for the former shareholders of LANDesk instituted the arbitration procedure described in the acquisition agreements, challenging our conclusion that no earn-out was earned or payable. We resolved the earn-out matter during the fourth quarter of 2008 and accrued additional consideration and associated costs of approximately $2,268 as a result of the resolution (see Note 6), the majority of was paid during our first quarter 2009. The LANDesk acquisition agreements also allow for additional consideration to be paid to unvested option holders equal to the per share amounts ultimately released to the former LANDesk shareholders from escrow.  We expect to incur future compensation expense related to the amounts expected to be paid to unvested holders deemed to be attributable to future service.

The acquisition was recorded under the purchase method of accounting, and the purchase cost was allocated based on the fair value of the assets acquired and liabilities assumed.  In accordance with generally accepted accounting principles, purchased research and development costs allocated to patented and patent-pending technology were capitalized and will be amortized over the respective estimated useful lives.  The remaining amounts of purchased research and development were expensed upon the closing of the transaction.  The goodwill recorded as a result of the acquisition will not be amortized but will be included in Avocent’s annual review of goodwill for impairment.  We have made certain elections that allow amortization of the other intangible assets acquired and the goodwill recorded to be tax deductible.  We have indemnified former LANDesk shareholders for any personal tax consequences as a result of these elections.  Our initial allocation of the acquisition cost did not take into consideration the tax impacts should these elections have been made within the required time period (see notes 7 and 9).  A summary of the total acquisition cost, excluding cash received, is as follows:

Cash paid for outstanding shares	$202,010
Avocent common stock issued for outstanding shares	199,528
Acquisition costs paid by Avocent	12,083
Estimated value of unvested options assumed related to prior service periods	5,844
Amendment to earn-out	2,268
Total acquisition cost	$421,733

The acquisition cost was allocated to the estimated fair values of the assets acquired and liabilities assumed, as follows:

	Purchase Price Allocation	Amortization Period
Tangible assets	$36,673	—
In-process research and development	18,600	—
Developed technology	35,400	5 years
Internally developed software for resale	21,900	6 years
Customer base	78,400	7 years
Trademarks	23,600	7 years
Maintenance contracts	9,600	5 years
Non-compete agreements	6,100	3 years
Goodwill	254,942	—
Deferred taxes	(9,271)	—
Assumed liabilities	(54,211)	—
	$421,733

We funded the acquisition through available cash, borrowings from our line of credit and the issuance of 7,073 shares of common stock.  On the closing of the LANDesk transaction, we acquired $10,312 in cash held by LANDesk.  An escrow account with $60,000 of the above stock consideration (based on the stock value determined at the time of the acquisition) was established to be held for indemnifiable claims for a period of 18 months after the acquisition closing date.  The escrow was released to the prior owners in January 2009.

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

LANDesk’s in-process research and development activities consisted of the development of the following products: Virtualization, Hostbase Intrusion Prevention Services (HIPS) and Configuration Management Database (CMDB) product lines.  Virtualization is a technology that presents a logical grouping of computing resources so that access can be provided in ways that enhance utilization over the original resource configuration.  HIPS technology is used to monitor computer and network activities to look for signs of intrusion into the computer system, which allows system administrators to identify potential system security threats and weaknesses.  CMDB is a repository for information about a company’s IT services and infrastructures and their relationships to each other, allowing IT professionals the ability to assess the current state of the IT infrastructure at any time.  In 2008, the CMDB project evolved into the development of our Asset Lifecycle Manager, which was completed and began shipping in October 2008.  Both the Virtualization and HIPS products were completed in 2007.

Pro Forma Financial Information — The following unaudited pro forma summary combines the results of operations of Avocent as if the acquisitions had occurred at the beginning of each period presented.  Certain adjustments have been made to reflect the impact of the purchase transactions. These pro forma results have been prepared for the years ended December 31, 2008 and 2007 for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of each period presented, or of results which may occur in the future.

	2008	2007

Net sales	$691,925	$667,619
Net income	$22,473	$39,872
Income per basic share	$0.50	$0.79
Income per diluted share	$0.49	$0.78

The above amounts exclude acquired in-process research and development expense of $700 related to the acquisition of Touchpaper in 2008.

4.                                      Inventories

Inventories consist of the following at December 31, 2008 and 2007:

	2008	2007
Raw materials	$525	$1,394
Work in process	308	1,058
Finished goods	30,683	27,651

Inventories	$31,516	$30,103

As of December 31, 2008 and 2007, inventories above have been reduced by reserves for excess and obsolete inventories of $6,401 and $7,328, respectively.

5.                                      Property and Equipment

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Land and land improvements	$7,322	$6,819
Buildings	20,962	21,088
Leasehold improvements	6,193	3,562
Computer software and equipment	40,491	33,980
Other equipment	20,501	17,533
Construction in progress	724	905

	96,193	83,887
Less accumulated depreciation	(57,996)	(46,589)

Property and equipment, net	$38,197	$37,298

Depreciation expense was $9,188, $9,690, and $8,689 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.             Goodwill and Other Intangible Assets

Other intangible assets subject to amortization, including the intangible assets from our acquisitions detailed in Note 3, are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization
Developed technology	$86,285	$31,401	$56,840	$17,292
Internally developed software for resale	21,900	8,517	21,900	4,867
Patents and trademarks	31,236	10,915	30,670	6,590
Customer base and certification	116,121	39,388	99,878	25,496
Maintenance contracts	17,600	5,280	9,600	2,560
Non-compete agreements	11,325	8,690	10,624	5,432
Other assets	—	—	2,310	1,603
	$284,467	$104,191	$231,822	$63,840

For the years ended December 31, 2008, 2007 and 2006, amortization expense for other intangible assets was $47,669, $43,629 and $26,626, respectively.  The approximate future annual amortization for other intangible assets is as follows:

Years ending December 31:
2009	$50,445
2010	46,444
2011	38,110
2012	28,992
2013	15,976
Thereafter	309
Total	$180,276

The changes in the carrying amount of goodwill for the year ended December 31, 2008, are as follows:

	Management		Other Business
	Systems	LANDesk	Units	Total

Balance as of January 1, 2008	$328,011	$252,355	$4,583	$584,949

Acquisition of Touchpaper	—	23,767	—	23,767

Acquisition of Ergo	5,081	—	—	5,081

Transfer of Broadcast goodwill to Management Systems	2,062	—	(2,062)	—

Additions related to LANDesk earn-out amendment	—	2,268	—	2,268

Other adjustments	(58)	319	—	261

Balance as of December 31, 2008	$335,096	$278,709	$2,521	$616,326

The adjustments to LANDesk goodwill are primarily the result of an earn-out amount payable to the former shareholders of LANDesk (see note 19).  The goodwill transfer from our other business units to Management Systems resulted from the transfer of our Broadcast product line (see Note 14).  We allocated goodwill related to Connectivity and Control to its three products lines based on their relative fair values.  Approximately $2,062 was allocated to the Broadcast product line and transferred to Management Systems. Additionally, during 2008 we adjusted goodwill for the release of certain R&D tax credits and non-preservable NOL related to certain acquisitions.

The changes in the carrying amount of goodwill for the year ended December 31, 2007, are as follows:

			Embedded
			Software
	Management Systems	LANDesk	and Solutions	Other Business
	Division	Division	Divisions	Units	Total

Balance as of January 1, 2007	$316,430	$274,613	$11,862	$4,583	$607,488

Reallocation from segment changes	11,862	—	(11,862)	—	—

Adjustments during the year	(281)	(22,258)	—	—	(22,539)

Balance as of December 31, 2007	$328,011	$252,355	$—	$4,583	$584,949

The adjustments to LANDesk goodwill are the primarily the result of the finalization of the purchase price allocation and the elections made under Internal Revenue Code Section 338(g) during 2007.

We performed an annual impairment test of goodwill in the fourth quarter of 2008, 2007 and 2006.  The test in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.  As prescribed in SFAS 142, Goodwill and Other Intangible Assets, goodwill is to be tested for impairment on at least an annual basis at the reporting unit level. For internal purposes, we prepare business unit operating statements (operating segment level) which include revenue, cost of goods sold, operating expenses and operating margin for the following three operating segments

(or business units): Management Systems (MS), LANDesk, and Connectivity and Control, as well as Corporate and Unallocated.   Fair value of our reporting units was determined through a discounted cash flow analysis utilizing the income approach and the guideline public company method utilizing a market approach.  The result of each valuation was weighted equally in determining the fair value of the reporting units.  The discounted cash flow analysis was based on management’s assumptions for each reporting unit and applying discount rates ranging from 18% to 25%, taking into consideration the relative risk associated with each entity.   The guideline public company method utilizes comparative analysis of the reporting units with publicly traded guideline companies in the same or similar industries. We applied a combination of the enterprise value multiple to revenue and EBITDA in determining the reporting unit value.  Our testing indicated that the implied fair value of our reporting units exceeded their carrying value; accordingly, in accordance with SFAS 142, no further impairment analysis was required.

Although our testing indicated there was no goodwill impairment, there were certain factors noted during the 2008 testing that require monitoring and may require additional testing prior to our next scheduled fourth quarter test in 2009.  Our market capitalization has declined to less than the book value of our shareholders’ equity after year end and through the date of this filing.  We believe this decline is due to the current ongoing global recession and other market conditions beyond management’s control.  We believe the reduction in our market capitalization is a short term anomaly and is not indicative of the true value of the company as a whole or the value of our individual reporting units.

Although no impairment was indicated for our LANDesk reporting unit, LANDesk does carry a significant amount of goodwill and other intangible assets, including those added in the recent Touchpaper acquisition.  Our analysis concluded that the carrying value of LANDesk was only marginally below the indicated fair value calculated through our impairment testing.

As a result of the previously mentioned decline in our market capitalization, we currently intend to perform an additional test for goodwill impairment in the first quarter of 2009. If economic conditions deteriorate and indicators of impairment become present, an adjustment to the carrying value of goodwill and other intangible assets may be required and, if so determined, could have a material adverse effect to our financial results.

7.             Product Warranties

The activity within the liability for warranty returns in 2008 and 2007 is as follows:

	2008	2007

Balance, beginning of year	$1,854	$2,486

Accruals for product warranties issued during the period	9,274	5,973
Assumed on the acquisition of Ergo	35	—
Settlements made during the period	(8,918)	(6,605)

Balance, end of year	$2,245	$1,854

We include an accrued liability for the extended warranty program in our balance sheet within deferred revenue. The activity within deferred revenue for our extended warranty program for the years ended December 31, 2008, and December 31, 2007 was as follows:

	2008	2007

Balance, beginning of year	$5,388	$4,545

New extended warranty contracts	3,873	4,597
Earned revenue from amortization of deferred revenue	(4,110)	(3,754)

Balance, end of year	$5,151	$5,388

We defer revenue for subscription, service and maintenance contracts until earned, which is generally over the term of the contract or when services are performed.  Deferred revenue was $75,820 as of December 31, 2008 and $66,063 as of December 31, 2007.

8.                                      Income Taxes

The income before income tax (benefit) and provision for (benefit from) income taxes for the years ended December 31, 2008, 2007 and 2006 are comprised of the following:

	2008	2007	2006

Income before income tax (benefit) expense and intercompany transactions:
U.S.	$21,561	$1,267	$41,595
Foreign	6,964	44,514	24,097

Total income before income tax (benefit) expense and intercompany transactions.	$28,525	$45,781	$65,692

Current income tax expense:
U.S. Federal	$5,758	$5,771	$19,574
U.S. State	598	802	1,745
Foreign	5,302	8,095	7,102

	11,658	14,668	28,421
Deferred income tax expense (benefit):
U.S. Federal	(7,764)	(13,995)	(5,647)
U.S. State	(1,699)	(338)	(919)
Foreign	858	(483)	(1,695)

	(8,605)	(14,816)	(8,261)

Total provision for (benefit from) income taxes	$3,053	$(148)	$20,160

The provision for (benefit from) federal income taxes differs from the amount computed by applying the statutory rate of 35% to taxable income as follows:

	2008	2007	2006

Expected federal income tax provision	$9,984	$16,023	$22,993
Add (deduct):
Extraterritorial income exclusion benefit	—	—	(89)
State income tax (benefit), net of federal tax	(2,026)	302	541
Tax effect resulting from foreign operations taxed at lower rates	(8,708)	(8,787)	(5,789)
Acquired in-process research and development	245	(6,510)	3,060
Compensation expense	27	(287)	(1,126)
Municipal bond interest income	(1)	(57)	(739)
Subpart F income	265	1,543	923
Foreign tax credit	(399)	(860)	(258)
Research credit	(2,016)	(2,386)	(930)
Royalties	1,092	—	—
Valuation allowance	3,201	429	1,135
Stock compensation charge to foreign subsidiaries	(611)	(928)	—
Change in FIN 48 contingencies reserve	1,092	241	—
Meals and entertainment	348	224	196
Other	560	905	243
	$3,053	$(148)	$20,160

The components of the net deferred income tax assets and liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
Net current deferred income tax assets:
Allowance for doubtful accounts	$640	$533
Allowance for sales returns and liability for warranty returns	1,615	1,289
Inventory reserves	2,862	2,841
Operating loss carryforwards	232	847
Other	2,255	1,570

	$7,604	$7,080

Net noncurrent deferred income tax assets (liabilities):
Accumulated depreciation	$(511)	$(1,289)
Acquired intangible assets	(3,753)	3,083
Operating loss carryforwards	7,119	4,895
Capital loss carryforward	—	489
Research credit carryforward	1,815	1,262
Allowance for impairment on investments	1,455	1,461
Foreign tax credit carryforward	2,359	—
Stock-based compensation expense	7,829	6,173
Other	863	57
	17,176	16,131

Less valuation allowances	(7,021)	(3,986)

	$10,155	$12,145

Net deferred income tax asset	$17,759	$19,225

The net change in the valuation allowance for deferred tax assets was an increase of $3,035 in 2008 primarily due to allowances recorded against deferred tax assets attributable to research credit, and state and foreign operating loss carry-forwards.

We intend to permanently reinvest our undistributed earnings of our foreign subsidiaries, approximately $124,684 as of December 31, 2008. If our intent changes, additional income tax expense would likely be recorded due to the differential in tax rates between the U.S. and the international jurisdictions as we repatriate such foreign subsidiary earnings.

For federal and state income tax purposes, at December 31, 2008, we have approximately $3,169 and $59,419, respectively, of net operating loss carry forwards available to offset future taxable income.  These federal and state net operating loss carry-forwards are subject to certain limitations.  If not utilized, the Federal net operating loss carry-forwards will expire from 2021 to 2027 and the state net operating loss carry-forwards will expire from 2012 to 2028.  For foreign income tax purposes, we have approximately $15,126 of net operating loss carry-forwards available to offset future taxable income in certain jurisdictions.  The carry-forward period for a significant portion is unlimited.

The 2008 increase in the effective tax rate compared to 2007 was primarily due to the recognition in 2007 of a $6,500 tax benefit attributable to the LANDesk acquisition for previously expensed in-process R&D of $18,600 and a change in our mix and amount of pre-tax profit among our U.S. and international operations.  The tax benefit results from the tax elections made in the second quarter of 2007 discussed below.  Prior to those deductions, the in-process research and development expense was non-deductible for U.S. tax purposes.

During the second quarter of 2007, we made elections under Internal Revenue Code Section 338(g) related to the August 2006 acquisition of LANDesk.  As a result of the election, the acquisition is treated as an asset acquisition for U.S. tax purposes, where we stepped up the tax basis in assets and liabilities previously recorded in the initial purchase accounting.  We previously accounted for this acquisition as a qualified stock purchase, with carryover tax basis in the assets and liabilities recorded.  Our preliminary purchase price allocation was based upon the initial structure of the transaction and did not take into consideration the tax impacts, should these elections be made within the required time period, including the tax impacts associated with the amount assigned to acquired in-process research and development that was charged to expense at acquisition.

In 2007, we re-measured the deferred taxes related to this business combination to take into consideration the tax impacts of the elections made.  As a result, we adjusted the deferred tax accounts with the offsetting reduction to goodwill previously recorded from this transaction.  We have indemnified former LANDesk shareholders for any incremental personal tax consequences should this election create incremental tax obligations for these former shareholders.  As a result, we recorded an accrued liability in 2007 of $6,246 with the offsetting increase to goodwill previously recorded from this transaction.  As of the fourth quarter of 2008 no payments have been made as a result of this indemnification, however, it is expected that such payments will be made over the next 12 to 18 months.

As of December 31, 2008, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,256, of which $3,900, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense.  As of December 31, 2008, we had accrued interest payable related to the unrecognized tax benefits of approximately $828.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
Balance at January 1,	$10,707

Additions based on tax positions related to current year	659
Additions for tax positions of prior years	2,510
Reductions for tax positions of prior years	(2,022)
Settlements	(6,598)

Balance at December 31,	$5,256

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

We conduct business globally, and as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examinations by taxing authorities throughout the world, including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for periods before 2005.  The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, we reached a settlement with the IRS concerning those periods.  A payment for additional tax, including interest was made of $6,600 during the first quarter of 2008.  This payment did not result in a material change to our financial position.  The IRS is currently examining our 2006 and 2007 income tax returns.  As of December 31, 2008 the IRS had not issued any proposed adjustments for those periods.

9.             Treasury Stock

As of December 31, 2008, we may repurchase a total of 19,000 shares under the share repurchase program approved by our Board of Directors. We have purchased 16,900 shares through December 31, 2008, while 2,100 shares are available for purchase as of December 31, 2008 under the share repurchase program. Share repurchase activity during the years ended December 31, 2008, 2007, and 2006 was as follows:

	2008	2007	2006

Shares repurchased	4,200	2,887	7,038

10.          Earnings Per Share

A summary of the calculation of basic and diluted earnings per share (EPS) for the years ended December 31, 2008, 2007, and 2006, is as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per-Share
For the Year Ended December 31, 2008
Basic EPS
Net income	$25,472	45,124	$0.56
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		783
Diluted EPS
Net income and assumed conversions	$25,472	45,907	$0.55

For the Year Ended December 31, 2007
Basic EPS
Net income	$45,929	50,207	$0.91
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		882
Diluted EPS
Net income and assumed conversions	$45,929	51,089	$0.90

For the Year Ended December 31, 2006
Basic EPS
Net income	$45,532	48,549	$0.94
Effect of Dilutive Securities
Stock options and restricted stock units (RSU)		926
Diluted EPS
Net income and assumed conversions	$45,532	49,475	$0.92

Anti-dilutive options to purchase common stock outstanding and anti-diluted RSUs were excluded from the calculations above.  At December 31, 2008, 2007 and 2006, RSUs and options to purchase 3,980, 2,279 and 2,242 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because inclusion of such RSUs and options would have been anti-dilutive.

11.          Commitments and Contingencies

We lease buildings and certain equipment under various operating leases. Rent expense under these leases totaled approximately $9,339, $7,269 and $4,868 for the years ended December 31, 2008, 2007 and 2006, respectively.  Future minimum rental payments under non-cancelable operating leases are approximately as follows:

Years ending December 31,

2009	$10,699
2010	8,363
2011	5,673
2012	4,267
2013	2,436
Thereafter	150

$31,588

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments totaled $48,188 as of December 31, 2008 and are all due within twelve months of year end. These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers. We also have, at any point in time, a variety of short-term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities. The liabilities for these services and the related expenses are typically recognized upon the receipt of the related services.

We have been involved, from time to time, in litigation in the normal course of business. (See Note 19).

12.                               Equity Compensation and Stock Purchase Plans

We have equity compensation plans covering substantially all of our employees and directors.  Generally, options vest over three to four years and typically expire 10 years from the grant date.

We grant equity incentive awards under both the Avocent Corporation 2005 Equity Incentive Plan (the 2005 Plan) and the Avocent Corporation 2008 Inducement Equity Incentive Plan (the 2008 Plan, collectively the Equity Plans).  As approved by the stockholders, the 2005 Plan authorizes a total of 4,750 shares of common stock for issuance, plus (i) any shares remaining available for issuance under previous equity incentive plans up to a maximum of 1,187 shares and (ii) any shares subject to any outstanding options under our stock option plans that subsequently expire unexercised or are forfeited.  New options may no longer be granted under any former plans.  As approved by our Board of Directors, the 2008 Plan authorizes a total of 700 shares of common stock for issuance to recruit new employees, including 163 restricted stock units awarded during 2008.

Our Equity Plans allow for options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units, deferred stock units, and dividend equivalents, and options granted under the Equity Plans may be either incentive stock options or nonqualified stock options.  Nonqualified stock options, restricted stock, restricted stock units, performance shares, performance units, stock appreciation rights, deferred stock units, and dividend equivalents may be granted under the Equity Plans to our directors, employees, or consultants, but incentive stock options may be granted only to our employees.  Options may not be granted at less than the fair market value on date of grant and may not have a term of greater than 10 years.  We issue new shares to satisfy stock options exercised.  During 2008, we granted restricted stock units under our Equity Plans.  We did not grant stock options under any plans in 2008.

The following schedule summarizes the stock option activity in our stock-based compensation plans as follows:

	Number of Options	Range of Exercise Prices	Weighted Average Exercise Price
Options outstanding, December 31, 2007	4,538	$1.31 to $70.94	$34.44
Options granted	—	—	—
Options forfeited and cancelled	(382)	$1.31 to $67.12	$41.12
Options exercised	(151)	$1.31 to $22.36	$10.73

Options outstanding, December 31, 2008	4,005	$1.31 to $70.94	$34.69

The total pretax intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3,123, $3,431 and $22,074, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Outstanding				Exercisable
Range of Exercise Prices	Number	Weighted Avg. Remaining Contractual Life	Intrinsic Value	Weighted Avg. Exercise Price	Number	Weighted Avg. Exercise Price	Intrinsic Value
$1.31 - $22.36	881	3.0	$1,700	$18.54	870	$18.57	$1,675
$22.53 - $27.25	1,145	3.5	—	26.61	1,145	26.61	—
$27.30 - $46.94	746	3.7	—	36.81	704	37.11	—
$52.44	1,226	1.3	—	52.44	1,226	52.44	—
$53.00 - $70.94	7	1.8	—	57.71	7	57.71	—
	4,005	2.8	$1,700	$34.70	3,952	$34.78	$1,675

The options above were issued with exercise prices that approximated fair value of our common stock at the date of grant.

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing price of $17.91 as of December 31, 2008, which would have been received by option holders had all option holders exercised their options on that date.  The weighted average remaining contractual term for exercisable options was 2.70 years at December 31, 2008.  The total number of in-the-money options exercisable as of December 31, 2008 was 266.  At December 31, 2008, 401 options or 201 RSUs are available for grant under our 2005 plan.

Restricted Stock Units

Our 2005 and 2008 Plans permit the granting of restricted stock units to eligible employees and directors.  Awards granted during 2008 typically become fully vested over two or three year periods.  Restricted stock units are payable in shares of our common stock upon vesting.

The following table presents a summary of the activity in our nonvested restricted stock units during the year ended December 31, 2008:

Nonvested stock units	Number of Stock Units	Weighted- Average Grant-Date Fair Value
Nonvested stock units at December 31, 2007	1,306	$27.20
Granted	1,202	16.96
Vested	(668)	27.13
Forfeited	(124)	23.92
Nonvested stock units at December 31, 2008	1,716	$18.93

As of December 31, 2008, there was approximately $21,274 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2005 Plan.  That cost is expected to be recognized over an estimated weighted average recognition period of approximately one year.  In the first quarter of 2009, a total of 741 shares vested.  At the release of these shares, 219 shares were withheld for taxes, resulting in a net issuance of 522 shares.

Performance — Based Restricted Stock Units

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

Market Condition — Based Restricted Stock Units

Certain restricted stock units contain both service and market conditions that affect the quantity of awards that will vest.  Market condition-based restricted stock units begin vesting upon the completion of a specified service period and the achievement of certain market conditions (our stock performance measured against certain indexes performance) and are converted into shares of our common stock upon vesting, typically over a three year period.  The fair value is based on the values calculated under the Monte Carlo simulation model, discussed below, on the grant date.  Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions.  During the fourth quarter 2008 the Compensation Committee or our Board of Directors modified the market conditions that these awards are to be measured against to better measure relative performance during the year.  The modification affected awards to approximately 40 employees and resulted in additional stock compensation expense of approximately $4,400 to be recognized over the term of the awards.  New valuations of the affected awards were prepared and the recorded expense in 2008 reflects the modified values and the summary of assumptions table below includes the modified valuation assumptions in calculating the weighted average.  We granted 551 of such awards in 2008 and 262 of these awards were deemed earned under the modified terms.  The earned awards are included in the nonvested stock unit table of activity above, however, the remaining 289 of unearned awards have been excluded.

Valuation and Expense Information

The following table summarizes stock-based compensation expense related to employee stock options and restricted stock units under SFAS 123R for the years ended December 31, 2008, 2007 and 2006, which was allocated as follows:

	Years ended December 31,
	2008	2007	2006

Cost of sales	$1,218	$1,134	$978

Research and development	5,634	5,825	4,302
Selling, general and administrative	14,661	12,682	9,307
Restructuring, retirement and integration	3,209	—	—

Stock-based compensation expense included in operating expenses	23,504	18,507	13,609

Total stock-based compensation expense	24,722	19,641	14,587
Tax benefit	(4,965)	(3,673)	(4,862)

Total stock-based compensation expense, net of tax	$19,757	$15,968	$9,725

We estimate the fair value of options using the Black-Scholes Model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors.  The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SEC Staff Accounting Bulletin No. 107, “Share Based Payment.”  The weighted-average estimated fair value of stock options granted to employees during the years ended December 31, 2007 and 2006 was $9.23 and $13.07 per share, respectively.  We did not issue stock options to employees during 2008.  We calculated the weighted average fair value of stock options granted in 2007 and 2006 using the Black-Scholes Model with the following weighted-average assumptions:

	2007	2006
Expected volatility	42.04%	44.23%
Risk-free interest rate	4.72%	4.85%
Expected dividend yield	—	—
Expected life (in years)	3.2	4.3

We estimate the fair value of market condition-based awards using the Monte Carlo Simulation Model.  This model requires the input of assumptions regarding a number of complex and subjective variables that will usually have a significant impact on the fair value estimate.  These variables include, but are not limited to, the volatility of our stock price and employee exercise behaviors.  The assumptions and variables used for the current period grants were developed based on SFAS 123R and SEC guidance contained in SAB 107.  The weighted-average estimated fair value of market condition-based awards granted to employees during the year ended December 31, 2008 was $16.72 per share.  We did not issue market condition-based awards to employees during 2007 or 2006.  We calculated the weighted average fair value of market conditioned-based awards granted in 2008 using the Monte Carlo Simulation Model with the following weighted-average assumptions:

2008
Expected volatility	52.63%
Risk-free interest rate	1.37%
Expected dividend yield	—
Expected term (in years)	2.04

We based our estimate of expected volatility used in the options and market-based RSU pricing models for the years ended December 31, 2008, 2007, and 2006 on the sequential historical daily trading data of our common stock for a period equal to the expected life of the options granted.  The selection of the historical volatility approach was based on available data indicating our historical volatility is as equally representative of our future stock price trends as is implied volatility. The risk-free interest rate assumption is based upon implied yields of U.S. Treasury zero-coupon bonds on the date of grant having a remaining term equal to the expected life of the options granted.  The dividend yield is based on our historical and expected dividend payouts. The expected life of our employee stock options is based upon historical exercise and cancellation activity of previously stock-based grants with a ten-year contractual term. Stock-based compensation expense recognized in our consolidated statements of income for the years ended December 31, 2008, 2007 and 2006 is based on options and restricted stock units ultimately expected to vest, and has been reduced for estimated forfeitures.  These estimates were based upon historical forfeiture experience.

We will continue to assess the assumptions and methodologies used to calculate estimated fair value of stock-based compensation.  If circumstances change, and additional data becomes available over time, we may change our assumptions and methodologies, which may materially impact our fair value determination for future grants.

Employee Stock Purchase Plan

On December 6, 2000, our stockholders approved an employee stock purchase plan for all of our employees (the AESPP), through which qualified employees may participate in common stock ownership. The AESPP qualifies as a non-compensatory plan under Section 423 of the Internal Revenue Code. We have reserved 1,500 shares of common stock for issuance under the AESPP. Our Board of Directors suspended our AESPP in 2005, but the Board reinstated participation in the AESPP for the period beginning January 1, 2009.  The price of stock purchased under the AESPP is generally 90% of the fair market value of our common stock at the end of the six month purchase period. The AESPP administrator interprets and administers all rules and regulations applicable to the AESPP.  No shares were issued under the AESPP during the years 2008, 2007, and 2006.

13.                              Retirement Plans

We sponsor a 401(k) savings plan covering substantially all U.S. employees and a profit-sharing plan covering substantially all international employees.  Under the 401(k) savings plan, we make discretionary contributions to match 50% of an employee’s contributions up to 6% of the employee’s compensation. We may also elect to make additional discretionary contributions as determined by our Board of Directors.  We made only discretionary matching contributions, during the years ended December 31, 2008, 2007 or 2006 under the 401(k) savings plan. Our expense for contributions under these plans totaled approximately $3,439, $3,245 and $2,022 for the years ended December 31, 2008, 2007 and 2006, respectively.

14.                              Segment Reporting

In the first quarter of 2008, we dissolved our Desktop Solutions business unit and transferred some of its personnel and a portion of its technology into Management Systems.  We believe our business unit structure allows us to better focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.   We recently announced our intention to sell the majority of our emerging Connectivity and Control business unit.  We have divided this entrepreneurial business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We have folded our broadcast product line into Management Systems and intend to sell (or license the technology of) the remaining two parts of this business.  All revenues and costs associated with our broadcast business are included within Management Systems and historical segment results for both Management Systems and our other business units have been adjusted to reflect this change.

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

Accordingly, we have provided revenue and operating income (loss) below under the new segment structure and have retroactively adjusted the segment information previously disclosed for the years ended December 31, 2007 and 2006 to conform to the current segment disclosures.  In addition, as a result of the merger of divisions, we reallocated goodwill among our reporting units (see Note 6).

We evaluate the performance of our segments based on revenue and operating profit, which is calculated before corporate and unallocated costs, stock-based compensation costs, amortization of intangibles gained through acquisitions and other purchase accounting adjustments, restructuring, integration and retirement expenses, and acquired in-process research and development expense.  We do not track or use assets by segment as a measure of performance and, therefore, have not presented assets by segment. The other business units do not qualify for individual presentation nor do they qualify for aggregation into another business unit.  The following is a presentation of information for our two reportable segments (Management Systems and LANDesk):

	For the years ended December 31,
	2008	2007	2006
Net revenues:
Management Systems	$497,852	$470,719	$463,667
LANDesk	144,192	111,906	40,368
Other business units	12,304	15,523	13,169
Corporate and unallocated	2,786	4,601	3,677
Amortization of fair value adjustment to LANDesk deferred revenue	—	(1,874)	(1,686)
Total net revenues	$657,134	$600,875	$519,195

	For the years ended December 31,
	2008	2007	2006
Operating income (loss):
Management Systems	$129,293	$136,797	$144,372
LANDesk	20,708	3,983	5,270
Other business units	(4,308)	(11,727)	(12,256)
Corporate and unallocated costs	(27,595)	(14,178)	(11,276)
Stock-based compensation	(24,722)	(19,641)	(14,587)
Amortization of intangibles and other expenses	(47,295)	(43,173)	(27,229)
Acquired in-process research and development expense	(700)	—	(20,700)
Restructuring, integration and retirement expenses	(12,548)	—	—
Amortization of fair value adjustment to LANDesk deferred revenue	—	(1,874)	(1,686)
Total income from operations	$32,833	$50,187	$61,908

Revenue and operating income for Management Systems includes the operating results of Ergo and Cyclades from the date of the acquisitions (See Note 3).  Revenue and operating income for LANDesk includes the operating results of LANDesk and Touchpaper from the date of the acquisitions (See Note 3).

Sales by product line for Management Systems and LANDesk for the years ended December 31,  2008, 2007 and 2006 are as follows:

	2008	2007	2006
Management Systems (MS) net revenue:
KVM	$355,944	$359,131	$355,891
Serial management	51,269	49,603	46,534
Embedded software and solutions	35,162	32,983	33,766
Other	55,477	29,002	27,476
Total MS net revenue	$497,852	$470,719	$463,667

	2008	2007	2006
LANDesk net revenue:
Licenses and royalties	$50,686	$42,514	$20,545
Maintenance and services	65,215	45,911	13,319
Subscription revenue	28,291	23,481	6,504
Total LANDesk net revenue	$144,192	$111,906	$40,368

Following is a presentation of sales by geographic region for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Net sales:
United States	$340,838	$333,915	$295,825
International	316,296	266,960	223,370

Total geographic region	$657,134	$600,875	$519,195

We sell our products internationally to customers in several countries.  Outside of the United States, no other country accounted for more than 10% of sales in 2008, 2007 or 2006.

Following is a presentation of sales by customer type for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Net sales:
Branded	$442,951	$393,799	$311,885
OEM	214,183	207,076	207,310

Total customer type	$657,134	$600,875	$519,195

Following is a presentation of long-lived assets as of December 31, 2008 and 2007:

	2008	2007
Long-lived assets:
United States	$28,176	$26,266
International	10,021	11,032
Total	$38,197	$37,298

15.                               Credit Facility and Interest Rate Swaps

On June 16, 2006, we entered into a $250,000 unsecured, five-year revolving bank line of credit (the Credit Agreement).  We used $150,000 under the line of credit to fund a portion of the LANDesk acquisition (See Note 3).  Further, we have used and plan to continue to use borrowings for the purchase of shares under our stock repurchase program (See Note 12) and other business purposes.  Direct costs incurred from obtaining the line of credit were capitalized and are being amortized over the term of the agreement.  In July 2008, we modified our credit facility by adding a $90,000 term loan to the existing revolver loan.  The term loan matures coincident to the revolver on June 16, 2011.  The term loan bears a variable rate similar to our revolver.  The average interest rate for the entire credit facility is approximately 2.84% at December 31, 2008.  The addition of the term loan to our credit facility provides extra capacity and strategic flexibility. We reduced the balance outstanding on our revolving line of credit by $90,000 with the proceeds from the term loan. Our revolver and term loan bear an interest rate of LIBOR plus a credit spread and carries no set principal repayment schedule, other than any outstanding amount being due at the end of the five year term.  The credit spread is contractually based on a leverage ratio computation. As of December 31, 2008, the credit spread is 150 basis points.

There was $170,000 and $95,000 outstanding under the credit facility as of December 31, 2008 and 2007, respectively.  The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We believe we are in compliance with these covenants and related tests as of December 31, 2008. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.  We pay a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. As of December 31, 2008, the commitment fee rate is 20 basis points per anum.

As of December 31, 2008, we have two interest rate swaps, which are recorded on our balance sheet.  In 2006, we entered into an interest rate swap agreement with a notional amount of $125,000, which expired on December 31, 2008.    On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The notional amount of the interest rate swap was $80,000 as of December 31, 2008.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  On November 6, 2008 we entered into an interest rate swap agreement with a notional amount of $90,000.  The notional amount of the interest rate swap will remain at $90,000 until the termination on June 16, 2011.   The swap was effective on December 31, 2008.  The swap calls for us to make fixed rate payments of 2.75% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.

The objective of the interest rate swap agreements is to provide a hedge against rising LIBOR interest rates that would have a negative effect on our cash flows due to changes in interest rates on our credit agreements. We anticipate these hedges will be settled upon maturity and are being accounted for as cash flow hedges.  The interest rate swaps are recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income.

At December 31, 2008, we recorded an unrealized loss on the swaps, net of tax, of $1,797 in accumulated other comprehensive income. There was no material ineffectiveness in 2008.

16.                               Restructuring, Integration and Retirement

During the third quarter of 2008, we announced a series of restructuring actions and began the integration of our Ergo and Touchpaper acquisitions.  The restructuring and integration actions are designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring and integration costs along with costs associated with our former CEO’s retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring, integration and retirement expenses” within our operating expenses.  Restructuring and integration expenses include severance charges incurred for certain workforce reductions, costs associated with the reduction of certain research and development investments, cost associated with the integration of marketing functions, and the costs associated with the relocation of certain functions from our Redmond, Washington facility to Huntsville, Alabama.

We recorded $15,757 of such costs for the year ended December 31, 2008.  These costs include stock compensation costs of $3,209 during 2008.  These costs also include $1,575 of integration costs related to the Ergo and Touchpaper acquisitions during 2008 and approximately $1,400 of costs settled in cash related to the retirement of our CEO in the first quarter of 2008.  The balance of these costs relates to severance charges and other costs to be settled in cash.  As of December 31, 2008, we had accrued approximately $3,585 related to severance costs, which was included in accrued wages and commissions in our consolidated balance sheet.  All costs associated with our restructuring and integration program were carried at the corporate level, and none of these costs were allocated to specific business units.  A rollforward of the liability for severance charges associated with our restructuring programs is as follows:

Balance as of January 1, 2008	$—
Accruals for severance costs	9,298
Adjustments to accrual	(847)
Settlements made during the period	(4,866)
Balance as of December 31, 2008	$3,585

We do not expect to record a material amount for restructuring and integration expenses related to the actions initiated in 2008 in future periods (see Note 20).  We expect most of these costs will be paid during the first quarter of 2009.

17.                               Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities. Nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.

Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delayed the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.   FSP 157-3 clarified the application of SFAS 157 in determining the fair value of financial assets when the markets for those assets are inactive. FSP 157-3 was effective on issuance in October 2008, including periods in which financial results have not been issued.

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

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$21,031	$21,031	—	—
Derivative liabilities	$3,471	—	$3,471	—

The fair market value of our money market funds is measured at fair value using quoted prices in active markets. These fair value measurements are classified within Level 1 of the valuation hierarchy.

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade. The fair value measurement is prepared using the closing mid-market rate/price environment on December 31, 2008, using proprietary models, available market data and reasonable assumptions and includes a consideration of credit risk. These fair value measurements are classified within Level 2 of the valuation hierarchy.

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

	Three Months Ended
	March 28, 2008	June 27, 2008	September 26, 2008	December 31, 2008
Net sales	$141,399	$159,182	$183,048	$173,505
Gross profit	$91,134	$99,889	$114,047	$108,819
Income from operations	$2,142	$5,736	$13,786	$11,169
Net income (2)	$731	$3,443	$10,961	$10,337
Net income per share (1):
Basic	$0.02	$0.08	$0.24	$0.23
Diluted	$0.02	$0.08	$0.24	$0.23

	Three Months Ended
	March 30, 2007	June 29, 2007	September 28, 2007	December 31, 2007
Net sales	$133,151	$150,225	$162,072	$155,427
Gross profit	$81,015	$95,082	$103,590	$99,333
Income from operations	$2,512	$13,870	$20,438	$13,367
Net income (2)	$746	$15,000	$16,117	$14,066
Net income per share (1):
Basic	$0.01	$0.30	$0.32	$0.29
Diluted	$0.01	$0.29	$0.32	$0.28

(1)                     The net income per share for each quarter within a fiscal year does not equal the total net income per share for the particular fiscal year due to variations in the price of our common stock during the year and the effect these variations had on the weighted average shares outstanding from common equivalents calculation.

(2)                     The income from operations and net income for the quarter ended September 26, 2008 include a non-recurring charge of $700 for acquired in-process research and development related to the Touchpaper acquisition A tax benefit of $6,510 is included in the quarter ended June 29, 2007 as a result of certain tax elections related to the LANDesk in-process research and development expense recorded in the third quarter of 2006 (see note 8).

19.                               Litigation

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

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted. We appealed the District Court’s dismissal order to the Federal Circuit Court of Appeals, and the dismissal was affirmed by the Federal Circuit Court of Appeals. We have petitioned the Federal Circuit Court of Appeals for a rehearing en banc.

In November 2007, Gemini IP, LLC filed a complaint for patent infringement in the United States District Court for the Eastern District of Texas, Sherman Division, against Avocent Corporation and our subsidiary LANDesk Software, Inc. The complaint alleges infringement of a Gemini patent through the sales of a LANDesk product. The complaint seeks injunctive relief, damages, attorneys’ fees, and costs. Avocent Corporation was dismissed from the lawsuit in January 2008. In April 2008, the District Court stayed the action pending a review of the Gemini Patent by the Patent and Trademark Office.

We intend to vigorously defend each of these matters, but the outcome of any claim, litigation, or proceeding is always inherently uncertain. Based on the facts and circumstances currently known to us, we believe that resolution of the foregoing matters will not materially affect our operations, financial condition, or cash flows.

20.                              Subsequent Events

During the first quarter of 2009, we approved an additional series of restructuring activities. As of December 31, 2008, there were no costs accrued related to this restructuring program. We expect restructuring costs to consist primarily of severance payments and expect these restructuring costs will be paid during the first and second quarters of 2009.

During the period from January 1, 2009 through February 23, 2009, we purchased 450 additional shares of our common stock for a total cost of $5,840. As of February 23, 2009 there were 1,650 shares available for repurchase under the program.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation as of December 31, 2008 our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal controls.  We completed an upgrade of our ERP system and added software revenue recognition functionality to the system during our fourth quarter of 2008.  This has enhanced our internal control over financial reporting through the automation and standardization of certain controls and processes, as our financially significant locations are now performing software revenue recognition accounting under the same ERP system.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm is included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 9B. Other.

None.

PART III

Information with respect to Items 10 through 14 of this Part III may be found in the definitive proxy statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statement Schedule

Schedule of Valuation and Qualifying Accounts

For the years ended December 31, 2008, 2007 and 2006 (in thousands)

	Beginning Balance	Assumed on Acquisitions(1)	Charged to Income	Deductions from Reserves	Ending Balance

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,129	840	480	—	$2,449
Allowance for inventory obsolescence	$4,558	1,131	6,151	(6,262)	$5,578
Allowance for sales returns	$2,877	3,140	9,061	(9,040)	$6,038
Liability for warranty returns	$2,536	158	155	(363)	$2,486
Valuation allowance for income taxes	$554	2,486	1,135	—	$4,175
Year ended December 31, 2007:
Allowance for doubtful accounts	$2,449	—	1,234	(1,202)	$2,481
Allowance for inventory obsolescence	$5,578	—	7,209	(5,459)	$7,328
Allowance for sales returns	$6,038	—	14,368	(15,390)	$5,016
Liability for warranty returns	$2,486	—	5,974	(6,606)	$1,854
Valuation allowance for income taxes	$4,175	—	429	(618)	$3,986
Year ended December 31, 2008:
Allowance for doubtful accounts	$2,481	1,622	854	(409)	$4,548
Allowance for inventory obsolescence	$7,328	147	3,000	(4,074)	$6,401
Allowance for sales returns	$5,016	—	9,339	(9,267)	$5,088
Liability for warranty returns	$1,854	35	9,274	(8,918)	$2,245
Valuation allowance for income taxes	$3,986	—	3,201	(166)	$7,021

(1)          Amounts represent balances assumed from the acquisition of Cyclades and LANDesk in 2006 and Ergo and Touchpaper in 2008.

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Entity(1)	Date	Number	Included
3.1	Certificate of Incorporation of Aegean Sea Inc.	S-4	AGI	3/31/00	Ex. 3.1
3.1.1	Certificate of Amendment of Certificate of Incorporation (changing name from Aegean Sea Inc. to Avocent Corporation)	10-K	AVCT	3/27/01	Ex 3.1.1
3.2	Amended and Restated Bylaws of Avocent Corporation	10-Q	AVCT	11/5/08	Ex. 3.2
10.1	Form of Amended and Restated Employment and Noncompetition Agreement for Executive Officers					X
10.2	Amended and Restated Amendment Agreement among the Company, Avocent Employment Services Company, Cybex Computer Products Corporation and Stephen F. Thornton	10-Q	AVCT	8/9/02	Ex. 10.30.1
10.3	Form of Avocent Corporation Indemnification Agreement for Directors and Executive Officers	10-Q	AVCT	8/6/08	Ex. 10.13
10.4	Avocent Corporation 2005 Equity Incentive Plan, as amended	8-K	AVCT	6/15/06	Ex. 99.16
10.5	Avocent Corporation 2008 Inducement Equity Incentive Plan, as amended	8-K/A	AVCT	8/4/08	Ex. 99.18
10.6	Form of Revised Equity Agreements for Avocent Corporation 2005 Equity Incentive Plan and Avocent Corporation 2008 Inducement Equity Incentive Plan	10-Q	AVCT	11/5/08	Ex. 99.20
10.7	Amended Notice of Grant of Restricted Stock Units and Amended and Restated Restricted Stock Unit Agreement for Directors					X
10.8	Avocent Corporation Employee Stock Purchase Plan, as amended	10-Q	AVCT	11/5/08	Ex. 99.21
10.9	Corporation Deferred Compensation Plan					X
10.10	$250,000,000 Credit Agreement dated June 16, 2006, among Avocent Corporation, the Guarantors Party thereto, the Lenders Party thereto, and Regions Bank	8-K	AVCT	6/20/06	Ex. 99.18
10.11	First Amendment to Credit Agreement dated July 28, 2008 among Avocent Corporation, the Guarantors Party thereto, the Lenders Party thereto, and Regions Bank	10-Q	AVCT	8/6/08	Ex. 99.20
10.12	Summary of Avocent Corporation 2009 Executive Cash Bonus Program	8-K	AVCT	1/28/09	Ex. 99.3
10.13	Retirement and General Release Agreement dated January 23, 2008, among Avocent Huntsville Corp., the Company, and John R. Cooper	10-Q	AVCT	2/21/08	Ex. 10.2.2
21.1	Subsidiaries of Avocent Corporation					X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					X
24.1	Power of Attorney(2)					X
31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer					X
31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer					X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

(1)          The following abbreviations are used to identify corporate entities:

AVCT — Avocent Corporation and AGI = Aegean Sea Inc. (now known as Avocent Corporation)

(2)          Set forth on the signature page and incorporated herein by reference.

(c)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVOCENT CORPORATION

By:	/s/ Michael J. Borman
Michael J. Borman, Chief Executive Officer
Date: February 27, 2009

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

Signature	Title	Date

/s/ Michael J. Borman	Chief Executive Officer	February 27, 2009
Michael J. Borman	(Principal Executive Officer)

/s/ Edward H. Blankenship	Senior Vice President of Finance, Chief Financial Officer, and Assistant Secretary
Edward H. Blankenship	(Principal Financial and Accounting Officer)	February 27, 2009

/s/ Edwin L. Harper	Chairman of the Board of Directors	February 27, 2009
Edwin L. Harper

/s/ Harold D. Copperman	Director	February 27, 2009
Harold D. Copperman

/s/ Francis A. Dramis, Jr.	Director	February 27, 2009
Francis A. Dramis, Jr.

/s/ William H. McAleer	Director	February 27, 2009
William H. McAleer

/s/ Stephen F. Thornton	Director	February 27, 2009
Stephen F. Thornton

/s/ David P. Vieau	Director	February 27, 2009
David P. Vieau

/s/ Doyle C. Weeks	President and Director	February 27, 2009
Doyle C. Weeks