Form 10-Q
period 2009-03-31
AVOCENT CORP
filed 2009-05-11
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐ No ☒

As of May 4, 2009, the number of outstanding shares of the Registrant’s Common Stock was 44,302,806.

AVOCENT CORPORATION

FORM 10-Q

March 31, 2009

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended
	March 31,	March 28,
	2009	2008
Net sales:
Products	$85,124	$108,081
Licenses and royalties	22,729	23,817
Services	18,209	9,501
Total net sales	126,062	141,399

Cost of sales:
Products	39,476	43,721
Licenses and royalties	469	701
Services	4,309	3,076
Amortization of intangibles — licenses and royalties	4,558	2,767
Total cost of sales (includes $223 and $244 of stock-based compensation expense in 2009 and 2008, respectively)	48,812	50,265

Gross profit	77,250	91,134

Research and development expenses (includes $577 and $1,015 of stock-based compensation expense in 2009 and 2008, respectively)	20,491	23,367
Selling, general and administrative expenses (includes $2,445 and $2,679 of stock-based compensation expense in 2009 and 2008, respectively)	47,167	55,119
Restructuring, integration and retirement expenses (includes $49 and $615 of stock-based compensation expense in 2009 and 2008, respectively)	5,295	2,971
Amortization of intangible assets	10,113	7,535
Impairment of goodwill	80,000	—
Total operating expenses	163,066	88,992

Income (loss) from operations	(85,816)	2,142

Net investment income	151	897
Interest expense	(2,242)	(1,838)
Other income (expense), net	(1,196)	455

Income (loss) before provision for income taxes	(89,103)	1,656
Provision (benefit) from income taxes	(29,178)	925

Net income (loss)	$(59,925)	$731

Earnings (loss) per share:
Basic	$(1.34)	$0.02

Diluted	$(1.34)	$0.02

Weighted average shares used in computing earnings (loss) per share:
Basic	44,794	46,233

Diluted	44,794	46,617

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

 (Unaudited, in thousands, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$108,931	$126,858
Accounts receivable, less allowance for doubtful accounts of $4,473 and $4,548 at March 31, 2009 and December 31, 2008, respectively	101,006	122,133
Other receivables	11,218	12,281
Inventories	38,019	31,516
Other current assets	6,294	5,209
Deferred tax assets, net	3,991	6,885
Total current assets	269,459	304,882

Property and equipment, net	36,683	38,197
Goodwill	536,315	616,326
Other intangible assets, net	165,748	180,276
Deferred tax asset, non-current	40,884	10,873
Other assets	3,453	3,616
Total assets	$1,052,542	$1,154,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,327	$17,494
Accrued wages and commissions	19,934	30,966
Accrued liabilities	35,769	42,027
Income taxes payable	11,941	11,678
Deferred revenue, current	66,228	66,248
Total current liabilities	145,199	168,413

Unsecured bank line of credit	170,000	170,000
Deferred revenue, non-current	7,418	9,572
Other non-current liabilities	3,761	4,028
Total liabilities	326,378	352,013

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; March 31, 2009 —55,067 shares issued and 44,240 outstanding; December 31, 2008 — 54,533 shares issued and 44,706 outstanding;	55	55
Additional paid-in capital	1,226,243	1,230,840
Accumulated other comprehensive loss	(806)	(1,606)
Accumulated deficit	(253,172)	(193,247)
Treasury stock, at cost; March 31, 2009, 10,827 shares; December 31, 2008, 9,827 shares;	(246,156)	(233,885)
Total stockholders’ equity	726,164	802,157

Total liabilities and stockholders’ equity	$1,052,542	$1,154,170

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the three months ended
	March 31,	March 28,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(59,925)	$731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,228	2,592
Amortization of intangible assets	14,752	10,454
Stock-based compensation	3,294	4,547
Net (gain) loss on disposition of fixed assets	(296)	14
Impairment of goodwill	80,000	—
Excess tax benefit from stock-based compensation	2,591	(3)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	22,283	3,457
Inventories	(6,510)	(247)
Other assets	73	(426)
Accounts payable	(5,690)	(6,153)
Accrued wages and commissions	(11,032)	(3,021)
Accrued other liabilities and deferred revenue	(9,762)	(824)
Income taxes, current and deferred	(29,859)	(6,420)
Net cash provided by operating activities	2,147	4,701

Cash flows from investing activities:
Purchase of other intangible assets	(218)	(199)
Additional consideration paid for LANDesk and Touchpaper	(4,077)	—
Purchases of property and equipment	(1,234)	(2,123)
Proceeds from sale of property and equipment	759	—
Maturities and proceeds from sales of investments	—	5,942
Net cash (used in) provided by investing activities	(4,770)	3,620

Cash flows from financing activities:
Borrowings under unsecured line of credit, net	—	45,000
Proceeds from employee stock option exercises	140	129
Excess tax benefit from stock-based compensation	(2,591)	3
Purchases of treasury stock	(12,271)	(62,956)
Net cash used in financing activities	(14,722)	(17,824)

Effect of exchange rate changes on cash and cash equivalents	(582)	2,814

Net decrease in cash and cash equivalents	(17,927)	(6,689)
Cash and cash equivalents at beginning of period	126,858	105,183
Cash and cash equivalents at end of period	$108,931	$98,494

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the Securities and Exchange Commission and is available at our website, www.avocent.com. The consolidated balance sheet presented in the accompanying condensed consolidated financial statements for December 31, 2008, was derived from the audited financial statements filed in our 10-K for the period ended December 31, 2008, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

We report our annual results based on years ending December 31.  Prior to 2009, we reported our quarterly results for the first three interim periods based on 13 week periods ending on Fridays and for the fourth interim period ending on December 31.  Beginning January 1, 2009, we began reporting our quarterly periods based on the calendar month end to better align our quarter ends with those of our customers and others within our industry.

Certain reclassifications have been made to the prior year’s condensed consolidated financial statements in order to conform to the 2009 presentation. These reclassifications had no effect on previously reported net income, net cash provided by operating activities, net cash provided by investing activities nor total stockholders’ equity.

Our financial statements are consolidated and include the accounts of Avocent Corporation and our wholly owned subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

Note 2.          Inventories

Inventories consisted of the following at:

	March 31, 2009	December 31, 2008

Raw materials	$1,200	$525
Work-in-process	639	308
Finished goods	36,180	30,683
Inventories	$38,019	$31,516

Inventories above have been reduced by reserves for excess and obsolete inventories of $6,161 and $6,401 as of March 31, 2009 and December 31, 2008, respectively.

Note 3.          Equity and Treasury Stock

We issued common stock as a result of stock option exercise activity during the three months ended March 31, 2009 and March 28, 2008 as follows:

	For the three months ended
	March 31, 2009	March 28, 2008

Stock option exercises	12,932	17,121

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We issued common stock as a result of restricted stock unit (RSU) vesting activity during the three months ended March 31, 2009 and March 28, 2008 as follows:

	For the three months ended
	March 31, 2009	March 28, 2008

RSUs vested	740,625	544,980
Shares withheld for tax	(218,551)	(159,122)
Net shares issued	522,074	385,858

Share repurchase activity during the three months ended March 31, 2009 and March 28, 2008 was as follows:

	For the three months ended
	March 31, 2009	March 28, 2008

Shares repurchased	1,000,000	3,912,000

Note 4.   Accumulated Other Comprehensive Income

We record unrealized gains and losses on our foreign currency translation adjustments, unrealized gains and losses on derivatives which are cash flow hedges, and unrealized holding gains or losses on our available-for-sale securities, net of tax, as accumulated other comprehensive income, which is included as a separate component of stockholders’ equity.  Comprehensive income for the three months ended March 31, 2009 and March 28, 2008 is as follows:

	For the three months ended
	March 31, 2009	March 28, 2008
Comprehensive income (loss)
Net income (loss)	$(59,925)	$731
Unrealized gains (losses) on cash flow hedge	196	(249)
Foreign currency translation adjustment	604	2,107
Total comprehensive income (loss)	$(59,125)	$2,589

As of March 31, 2009 and December 31, 2008, total accumulated other comprehensive loss was $806 and $1,606, respectively.

Note 5.   Earnings (Loss) Per Share (share data in thousands)

	Income (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended March 31, 2009
Basic EPS
Net income (loss) available to common stockholders	$(59,925)	44,794	$(1.34)
Effect of Dilutive Securities
Stock options and unvested RSUs	—	—	—
Diluted EPS
Net income (loss) available to common stockholders and assumed conversions	$(59,925)	44,794	$(1.34)

For the three months ended March 28, 2008
Basic EPS
Net income available to common stockholders	$731	46,233	$0.02
Effect of Dilutive Securities
Stock options and unvested RSUs	—	384	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$731	46,617	$0.02

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options totaled 4,712 and 4,365 as of March 31, 2009 and March 28, 2008, respectively.

Note 6.   Segment Reporting

In the third quarter of 2008, we divided the Connectivity and Control business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We folded our broadcast product line into Management Systems and intend to sell (or license the technology of) the remaining two parts of this business.  All revenues and costs associated with our broadcast business are included within Management Systems and historical segment results for both Management Systems and our other business units have been adjusted to reflect this change.

We evaluate the performance of our segments based on revenue and operating profit, which are calculated before corporate and unallocated costs, amortization and impairment of intangibles, acquired in-process research and development expense, restructuring, integration and retirement expenses and stock compensation costs.  We do not track nor use assets by segment as a measure of performance, therefore, we have not presented assets by segment.  The following is a presentation of information for our two reportable segments, Management Systems and LANDesk:

	For the three months ended
	March 31, 2009	March 28, 2008
Net revenue:
Management Systems	$89,402	$108,755
LANDesk	34,450	29,193
Other business units	628	2,675
Corporate and unallocated	1,582	776
Total net revenue	$126,062	$141,399

	For the three months ended
	March 31, 2009	March 28, 2008
Operating income (loss):
Management Systems	$16,028	$26,915
LANDesk	5,629	610
Other business units	(1,300)	(1,555)
Corporate and unallocated costs	(2,962)	(6,615)
Amortization of intangibles	(14,671)	(10,304)
Impairment of goodwill	(80,000)	—
Restructuring, integration and retirement expenses	(5,246)	(2,356)
Stock-based compensation expense	(3,294)	(4,553)
Total income (loss) from operations	(85,816)	2,142

Other expense	(3,287)	(486)
Income (loss) before provision for income taxes	$(89,103)	$1,656

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Revenue and operating income for Management Systems includes the operating results of Ergo from July 10, 2008, the date of acquisition.  Revenue and operating income for LANDesk includes the operating results of Touchpaper from June 30, 2008, the date of the acquisition.

Sales by product line for Management Systems and LANDesk for the three months ended March 31, 2009 and March 28, 2008 are as follows:

	For the Three Months Ended
	March 31, 2009	March 28, 2008
Management Systems net revenue:
KVM	$62,201	$79,950
Serial management	7,198	12,719
Embedded software and solutions	5,977	8,347
Other	14,026	7,739
Total Management Systems net revenue	$89,402	$108,755

	For the Three Months Ended
	March 31, 2009	March 30, 2007
LANDesk net revenue:
Licenses and royalties	$17,191	$17,042
Maintenance and services	17,259	12,151
Total LANDesk net revenue	$34,450	$29,193

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first quarter of 2009 or 2008.

Following is a presentation of long-lived assets as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Long-lived assets:
United States	$27,825	$28,176
International	8,858	10,021
Total	$36,683	$38,197

Note 7.   Forward Contracts and Interest Rate Swap

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of March 31, 2009, we had five open forward contracts with an approximate fair value of ($1).  As of December 31, 2008, we had four open forward contracts with an approximate fair value of $26.

There was $170,000 outstanding under our credit facility, which includes both our line of credit and term loan, as of March 31, 2009.  The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We believe we are in compliance with these covenants and related tests as of March 31, 2009. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.  We pay a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. As of March 31, 2009, the commitment fee rate is 20 basis points per quarter.

As of March 31, 2009, we have two interest rate swaps, which are recorded on our balance sheet.  On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The notional amount of the interest rate swap was $60,000 as of March 31, 2009.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  On November 6, 2008 we entered into an additional interest rate swap agreement with a notional amount of $90,000.  The notional amount of this interest rate swap will remain at $90,000 until the termination on June 16, 2011.   The swap was effective on December 31, 2008.  The swap calls for us to make fixed rate payments of 2.75% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The objective of the interest rate swap agreements is to provide a hedge against LIBOR interest rate changes that could have an effect on our cash flows and borrowing costs. We anticipate these hedges will be settled upon maturity and they are accounted for as cash flow hedges.  The interest rate swaps are recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income.

These interest rate swaps qualify as derivative instruments and are designated as cash flow hedges.  The cash flow hedges were in a liability position as of March 31, 2009 and were included in other non-current liabilities in the consolidated balance sheet, as follows:

March 31, 2009

Cash flow hedges:
Interest rate swaps	$3,213

For the three months ended March 31, 2009, the activity related to our interest rate swaps designated as cash flow hedges is included in our condensed consolidated financial statements as follows:

	March 31, 2009
	Effective Portion Included in OCI, Net of Tax	Effective Portion in AOCI, Reclassified into Earnings	Ineffectiveness, Excluded from Hedge Effectiveness
Cash flow hedges:
Interest rate swaps	$163	$32	$—

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	March 31, 2009		December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$84,438	$35,383	$86,285	$31,401
Internally developed software for resale	21,900	9,429	21,900	8,517
Patents and trademarks	31,440	11,996	31,236	10,915
Customer base	110,900	39,253	116,121	39,388
Maintenance contracts	17,600	6,160	17,600	5,280
Non-compete agreements	7,225	5,534	11,325	8,690
	$273,503	$107,755	$284,467	$104,191

For the three months ended March 31, 2009 and March 28, 2008, amortization expense for other intangible assets was $14,752 and $10,454, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2009, remainder	$35,774
2010	$46,444
2011	$38,110
2012	$28,992
2013	$15,976
Thereafter	$452

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (FASB 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill; however there were certain factors noted during the 2008 testing that would require continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  Additionally, we revisited our five year forecast in light of the continuing global recession.  Based on that trend, we revised our five year forecast to reduce estimated revenues and expenses.

The Company has four reporting units: Management Systems (MS), LANDesk, Connectivity and Control, and AESS (which is combined with MS for segment reporting purposes).  Our Management Systems business unit also includes the reporting unit AESS.  We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the interim step one analysis, the fair value of our reporting units was determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining the fair value of the reporting units. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions.  Based on our assessment of these economic conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008.  This change was considered appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

The results of our step one test as of March 1, 2009 indicated that the fair value of each of our reporting units had declined from 2008, however the estimated fair values exceeded their carrying value, with the exception of LANDesk.  We estimated the fair value of our largest reporting unit, Management Systems, to be $184 million higher, or approximately 35%, than its carrying value of $520 million.  Our remaining reporting units are not material to our financial statements, however we estimated the combined fair value of these reporting units to be $49 million higher, or well over double, their combined carrying value of $20 million.

Due to the complexities involved in step two in determining the implied fair value of the goodwill of the LANDesk reporting unit, we have not finalized our evaluation as of the filing of this Quarterly Report on Form 10-Q for the first quarter of 2009. However, based upon the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we have recorded an $80 million charge representing our best estimate of the impairment of LANDesk goodwill for the quarter ended March 31, 2009.

The goodwill impairment charge is subject to change as we complete our evaluation, and any resulting change could vary materially from the estimate recorded during the first quarter of 2009.  We will record any difference during the second quarter of 2009.

The changes in the carrying amount of goodwill (see note 11) for the three months ended March 31, 2009, are as follows:

	Management		Other Business
	Systems	LANDesk	Units	Total

Balance as of January 1, 2009	$335,096	$278,709	$2,521	$616,326

Estimated impairment loss related to LANDesk	—	(80,000)	—	(80,000)

Other adjustments	(11)	—	—	(11)

Balance as of March 31, 2009
Goodwill	335,085	278,709	2,521	616,315
Accumulated impairment losses	—	(80,000)	—	(80,000)
	$335,085	$198,709	$2,521	$536,315

The $80,000 adjustment to LANDesk goodwill was the result of the estimated impairment charge recorded during the three months ended March 31, 2009.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the three months ended March 31, 2009 was as follows:

Balance, January 1, 2009	$2,245
Accruals for product warranties issued during the period	2,267
Settlements made during the period	(2,741)
Balance, March 31, 2009	$1,771

We include an accrued liability for the extended warranty program in our balance sheet within deferred revenue. The activity within deferred revenue for our extended warranty program for the three months ended March 31, 2009 was follows:

Balance January 1, 2009	$5,151

New extended warranty contracts	1,649
Earned revenue from amortization of deferred revenue	(1,134)

Balance March 31, 2009	$5,666

We defer revenue for subscription, service and maintenance and upgrade protection contracts until earned, which is generally over the term of the contract or when services are performed. As of March 31, 2009, deferred revenue was $73,646.  As of December 31, 2008, deferred revenue was $75,820.

Note 10. Income Taxes

The effective tax rate in the first quarter of 2009 was (32.8)% compared to an effective tax rate of 55.9% in the first quarter of 2008.  The provision for income taxes was a benefit of ($29,179) for the first quarter of 2009, compared to income tax expense of $925 for the first quarter of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and a tax benefit recognized to record a deferred tax asset associated with the goodwill impairment charge (see note 8).

As of March 31, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,619, of which $4,276, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $97 of such expenses in the first quarter of 2009.  As of March 31, 2009, we had accrued interest payable related to the unrecognized tax benefits of $928.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations for periods ending before 2005.

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, we reached a settlement with the IRS concerning those periods.  A payment for additional tax, including interest was made of $6,600 during the first quarter of 2008.  This payment did not result in a material change to our financial position.  The IRS is currently examining our 2006 and 2007 income tax returns.  As of March 31, 2009 the IRS had not issued any proposed adjustments for those periods.

Note 11. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.  We adopted the provisions of SFAS 157 that pertain to the nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified contractual term, a level 2 input must be observable for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on our own assumptions about the assumptions that market participants would use in pricing the assets or liabilities (including assumptions about risk), used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$3,038	$3,038	—	—
Derivative liabilities	$3,213	—	$3,213	—

The fair market value of our money market funds is measured at fair value using quoted prices in active markets.  These fair value measurements are classified within Level 1 of the valuation hierarchy.

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared using the closing mid-market rate/price environment on March 31, 2009, using proprietary models, available market data and reasonable assumptions and includes a consideration of credit risk.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The following table provides the indefinite lived intangible assets and liabilities carried at fair value, measured on a non-recurring basis, as of March 31, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

LANDesk goodwill	$198,709	—	—	$198,709	$(80,000)

Our impairment testing for LANDesk, performed in accordance with SFAS 142, indicated that its implied fair value  was less than its carrying value (see note 8).  The fair value of LANDesk was determined through the combination of a discounted cash flow analysis, utilizing the income approach and a guideline public company method, utilizing a market approach.  Results from these two methods are then weighted to determine the fair market value for each reporting unit.  These fair value measurements are classified within Level 3 of the valuation hierarchy.  We based the discounted cash flow analysis on management’s forecasts for LANDesk and applied a discount rate of 24%, taking into consideration the relative risk associated with LANDesk.  The guideline public company method utilizes comparative analysis of the reporting units with publicly traded guideline companies in the same or similar industries.  We applied a combination of the enterprise value multiple to revenue and EBITDA in determining the reporting unit and other comparable company values for purposes of the guideline public company method.

The step two analysis, which has not been completed at the date of the filing of this Quarterly Report on Form 10-Q, involves preparing valuation estimates for all tangible and intangible assets of the reporting unit, where the fair value indicated in step one is used as the fair value of the entire reporting unit.  We have estimated the fair value of the LANDesk goodwill to be approximately $198,700 as compared to the carrying value of $278,700, resulting in an estimated impairment of approximately $80,000.

Note 12.  Restructuring, Integration and Retirement

During 2008 we began a series of restructuring actions which continued into the first quarter of 2009.  Also in 2008, we began the integration of our Ergo and Touchpaper acquisitions, each acquired in the third quarter of 2008.  The restructuring and integration actions were designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring and integration costs, along with costs associated with our former CEO’s retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring, integration and retirement expenses” within our operating expenses.  Restructuring and integration expenses include severance charges incurred for certain workforce reductions, costs associated with the reduction of certain research and development investments, cost associated with the integration of marketing functions, and the costs associated with the relocation of certain functions from our Redmond, Washington and Shanghai, China facilities to Huntsville, Alabama.

We recorded $5,295 and $2,971 of such costs for the three months ended March 31, 2009 and March 28, 2008, respectively.  These costs include stock compensation costs of $49 and $615 during the three months ended March 31, 2009 and March 28, 2008, respectively.  These costs also include $737 of integration costs related to the Ergo and Touchpaper acquisitions during the three months ended March 31, 2009.  The costs in the first quarter of 2008 also include approximately $1,400 of costs settled in cash related to the retirement of our former CEO.  The balance of costs in both periods relate to severance charges and other costs to be settled in cash.

As of March 31, 2009, we had accrued approximately $2,324 related to severance costs, which were included in accrued wages and commissions in our consolidated balance sheet.  All costs associated with our restructuring and integration program were carried at the corporate level, and none of these costs were allocated to specific business units.  A rollforward of the liability for severance charges associated with our restructuring programs is as follows:

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Balance as of January 1, 2009	$3,585
Accruals for severance costs	2,439
Adjustments to accrual	(35)
Settlements made during the period	(3,665)
Balance as of March 31, 2009	$2,324

We expect to record approximately $2,000 in additional restructuring and integration expenses related to these actions during the second quarter of 2009.  We expect any remaining accruals to be paid by the end of the second or beginning of the third quarter 2009.

Note 13.  Legal Matters

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  In March/April 2009, the PTO confirmed the patentability of one of those reexamined patents, confirmed the patentability of a portion of a second one of those reexamined patents, and rejected entirely a third one of those reexamined patents.  Avocent Redmond plans to appeal the decisions rejecting all or portions of its patents and press forward on litigation for the confirmed patents.

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

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted.  We appealed the District Court’s dismissal order to the Federal Circuit Court of Appeals, and the dismissal was affirmed by the Federal Circuit Court of Appeals.  We petitioned the Federal Circuit Court of Appeals for a rehearing en banc, which was denied, and we have filed a petition for a Writ of Certiorari with the United States Supreme Court.

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

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 14. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of SFAS 141(R) on future acquisitions, however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions after the effective date.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted  SFAS 161 on January 1, 2009 and it did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We adopted the interpretation on January 1, 2009 and it did not have a material impact on our financial statements.

On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). In addition, FSP FAS 157-4 requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We will evaluate this FSP further, but do not expect its adoption to have a material impact on our financial condition and results of operations.

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

For a more complete description of our products, technologies and markets, please refer to our Form 10-K, which was filed on February 27, 2009.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our products on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our branded customers accounted for 67% of sales in the first quarter of 2009 and 66% of sales in the first quarter of 2008.  Sales to our OEM customers accounted for 33% of sales in the first quarter of 2009 and 34% of sales in the first quarter of 2008.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  Although we are not substantially dependent on any one OEM customer, the loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 45% and 46% of sales in the first quarter of 2009 and 2008, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 47% and 52% of first quarter sales in 2009 and 2008, respectively.  Outside the United States, no other country accounted for more than 10% of sales in the first quarter of 2009 or 2008.

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

We experience significant price competition in the market for most of our products, and we expect that pricing pressures will continue in the future.  In addition, our business and operating results depend to a significant extent on economic conditions in general and on IT spending in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT related spending trends.  Any adverse change in IT spending due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  For example, in recent periods global credit and other financial markets have suffered substantial stress, volatility, illiquidity, and disruption.  This financial crisis and the current global recession could have an impact on our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and customer insolvencies.  As we evaluate anticipated impacts from the global economic uncertainties, we periodically adjust our spending and related headcount to mitigate the overall impact on our financial results of any anticipated negative changes.  We continually monitor the financial health of our key suppliers and customers by constant reviews of our accounts receivable aging and open purchase orders to ensure our customers are paying in a timely fashion and our suppliers are meeting our needs so that we can service our customers.

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and RSUs.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the first and second quarters of 2008, our Board of Directors granted both time-based and market condition-based restricted stock units (RSUs) with two and three year vesting to our employees, however no such grants have been issued to date in 2009.

During the first quarter of 2009, we had the following business units:  Management Systems, which includes our branded and OEM KVM, embedded software, serial console, power control, LCD tray, and management appliance businesses;  LANDesk, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise; and Connectivity and Control, which focuses on our audio-visual products.

We believe our business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.   In the third quarter of 2008 we announced our intention to sell or license the technology of the majority of our emerging Connectivity and Control Business Unit.  We divided this entrepreneurial business unit into its three product lines; the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We have folded our Broadcast product line into Management Systems and intend to sell or license the technology of the remaining two parts of this business.  All revenues and costs associated with our broadcast business are included within Management Systems and historical results for both Management Systems and our other business units have been adjusted to reflect this change.

Our largest business unit, Management Systems, comprised 71% of our consolidated net revenue in the first quarter of 2009 and 77% in 2008.  LANDesk contributed 27% of net revenue to the first quarter of 2009 and 21% in 2008.  Our other business units and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2009 and 2008.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	For the three months ended
	March 31, 2009	March 28, 2008
Net sales	100.0%	100.0%
Cost of sales	35.1	33.5
Cost of sales — amortization of intangibles	3.6	2.0
Gross profit	61.3	64.5
Operating expenses:
Research and development expenses	16.3	16.5
Selling, general and administrative expenses	37.4	39.0
Restructuring, integration and retirement expenses	4.2	2.1
Amortization of intangible assets	8.0	5.3
Impairment of goodwill	63.5	—
Total operating expenses	129.4	62.9

Income (loss) from operations	(68.1)	1.6
Net investment income	0.1	0.6
Interest expense	(1.8)	(1.3)
Other income (expense), net	(0.9)	0.3
Income (loss) before provision (benefit) from income taxes	(70.7)	1.2
Provision (benefit) from income taxes	(23.1)	0.7
Net income (loss)	(47.6)%	0.5%

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

	For the three months ended
	March 31, 2009	% of Sales	March 28, 2008	% of Sales
Customer distribution net sales:
Branded	$84,088	67%	$93,663	66%
OEM	41,974	33%	47,736	34%

	$126,062	100%	$141,399	100%

We experienced an 11% decline in sales during the first quarter of 2009 from the first quarter of 2008.  The decline in sales was evident in both our branded sales, which were down 10% and our OEM sales, which were down 12%.  Branded sales in the U.S. were down 12%, while EMEA and Asia both declined 8%.  OEM sales declined 27% in the U.S and 5% in EMEA, but they grew approximately 10% in Asia in the first quarter of 2009.  We attribute the weakness we experienced in sales this quarter primarily to decreased data center purchasing activity, especially lower server purchases, as customers responded to the changes in the global economy.  Additionally, foreign exchange rates contributed to our revenue decline for the first quarter of 2009 compared to the first quarter of 2008.  If we had experienced the same foreign exchange rates in the first quarter of 2009 as the first quarter a year ago, our revenues would have been approximately $5 million higher.

	For the three months ended
	March 31, 2009	% of Sales	March 28, 2008	% of Sales
Business unit net sales:
Management Systems	$89,402	71%	$108,755	77%
LANDesk	34,450	27%	29,193	21%
Other business units	628	—	2,675	2%
Corporate and unallocated	1,582	2%	776	—

	$126,062	100%	$141,399	100%

Our Management Systems business unit is comprised of our traditional KVM products, our serial products and our embedded software and solutions products.  Management Systems sales decreased approximately 18% in the first quarter 2009 compared to the first quarter of 2008, primarily due to the decline in data center and server purchasing activity as a result of the global recession.  The decline in revenue was experienced across all of Management Systems product lines. Our KVM products sales were down 22% in the first quarter of 2009 from the first quarter of 2008, primarily as a result of the slower OEM and branded sales across geographic regions.  Management Systems “other” product category includes LCD tray product revenue, from our third quarter acquisition of the assets of Ergo 2000, Inc. Sales of our Ergo LCD trays were approximately $5.9 million in the first quarter of 2009 and accounts for the increase in the “other” product category within Management Systems noted below.  Sales by product line for Management Systems for the three months ended March 31, 2009 and March 28, 2008 were as follows:

	For the three months ended
	March 31, 2009	March 28, 2008
Management Systems, net revenue:
KVM	$62,201	$79,950
Serial management	7,198	12,719
Embedded software and solutions	5,977	8,347
Other	14,026	7,739
Total Management Systems net revenue	$89,402	$108,755

LANDesk revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite products and from maintenance and support agreements related to LANDesk Management Suite.  The first quarter of 2009 LANDesk revenue also includes $5.8 million in revenue from Touchpaper, which was acquired in the third quarter of 2008.  Compared to the first quarter of 2008, LANDesk revenues increased 18% during the first quarter of 2009, as a result of the additional revenue from Touchpaper.  Sales by product line for LANDesk for the three months ended March 31, 2009 and March 28, 2008 are as follows:

	For the three months ended
	March 31, 2009	March 28, 2008
LANDesk net revenue:
Licenses and royalties	$17,191	$17,042
Maintenance and services	17,259	12,151
Total LANDesk net revenue	$34,450	$29,193

International sales declined slightly by 1% in the first quarter of 2009 from the first quarter of 2008, while sales within the United States declined approximately 20% over the same period.  As mentioned previously, the global recession negatively affected both our U.S. and international revenue in the first quarter of 2009.  Our international sales would have experienced a greater decline if not for to the inclusion of Touchpaper revenue in the first quarter of 2009.  Touchpaper’s revenue is comprised almost entirely of sales outside the United States.

	For the three months ended
	March 31, 2009	% of Sales	March 28, 2008	% of Sales
Geographical distribution, net sales:
United States	$59,606	47%	$74,218	52%
International	66,456	53%	67,181	48%

	$126,062	100%	$141,399	100%

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

	For the three months ended
	March 31, 2009	Gross Margin %	March 28, 2008	Gross Margin %
Management Systems	$50,981	57.0%	$66,514	61.7%
LANDesk	29,688	86.2%	25,339	86.8%
Other business units	277	44.1%	1,548	41.8%
Corporate and unallocated	1,085		744
Stock-based compensation	(223)		(244)
Intangible amortization —software	(4,558)		(2,767)
Gross profit dollars and margin %	$77,250	61.3%	$91,134	64.5%

The decline in gross margin resulted primarily from lower sales volume at Management Systems, which was partially offset by increased sales of higher margin software products at LANDesk.  The decline in overall gross profit was the result of lower sales volume while certain of our expenses included in cost of sales remained fixed.  LANDesk sales grew 18% in the first quarter of 2009 as a result of the Touchpaper acquisition, compared to the first quarter of 2008.  However, the increase in LANDesk sales was not enough to offset the sales declines experienced by Management Systems.  Management Systems revenue decreased almost 18% in the first quarter of 2009 compared to the first quarter of 2008.

Operating expenses.

	For the three months ended
	March 31, 2009	% of Sales	March 28, 2008	% of Sales

Research and development expense	$20,491	16.3%	$23,367	16.5%
Selling, general, and administrative expense	47,167	37.4%	55,119	39.0%
Restructuring, integration and retirement expenses	5,295	4.2%	2,971	2.1%
Amortization of intangible assets	10,113	8.0%	7,535	5.3%
Impairment of goodwill	80,000	43.6%	—

Total operating expenses	$163,066	109.5%	$88,992	62.9%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D decreased 12% in the first quarter of 2009 from the first quarter of 2008. The decrease in R&D expense is primarily attributable to the effect of our re-alignment, restructuring and cost-cutting efforts first implemented at the end of the second quarter of 2008.  Salaries and wages decreased approximately $600,000 and contracted services declined $1.2 million from the first quarter of 2008 to the first quarter of 2009 as a result of these activities.  We continue to invest in targeted integrated R&D projects, including Avocent Management Platform, real-time visualization and power management.  These projects leverage technology from both Management Systems and LANDesk.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses decreased 14% in the first quarter of 2009 from the first quarter of 2008. The decrease in selling, general and administrative expenses was attributed to the effect of our cost-cutting efforts first implemented at the end of the second quarter of 2008 and lower sales commissions incurred as a result of  lower sales volume.  The results of our cost cutting measures were evident in reduced trade show and travel costs.  Trade show expenses decreased approximately $1.0 million while travel-related expenses decreased approximately $2.0 million in the first quarter of 2009 compared to the same period in 2008.  Additionally, legal fees decreased almost $800,000 in the first quarter of 2009 compared with the first quarter of 2008.

Restructuring, integration and retirement expenses.  Restructuring, integration and retirement expenses of $5.3 million for the first quarter of 2009 relate to severance charges incurred for workforce reductions in connection with our realignment of resources,  integration of marketing functions, and integration of our 2008 acquisitions into our operations.  Restructuring and retirement expenses of $2.9 million for the first quarter of 2008 related to the retirement costs for our former CEO and severance charges incurred due to the termination of certain research and development activities.

Amortization of intangible assets.  Amortization was $10.1 million and $7.5 million for the three months ended March 31, 2009 and March 28, 2008, respectively.  The increase in amortization for 2009 was due to the amortization of intangible assets related to our acquisitions of Touchpaper and Ergo, completed early in the third quarter of 2008.

Impairment of goodwill.  The $80.0 million preliminary impairment of goodwill relates entirely to the write-off of a portion of goodwill associated with the LANDesk business unit in the first quarter of 2009.  As prescribed under Statement of Financial Accounting Standard No. 142, we performed an impairment review during the first quarter of 2009 as a result of the continued decline in our stock price and those of comparable companies.  The resulting interim impairment analysis determined that the goodwill associated with LANDesk was impaired by an estimated amount of $80.0 million.  The final impairment amount may be materially different from this estimate.  No other business unit was determined to have an impairment at the time of the impairment analysis. (See updates to critical accounting policies elsewhere in Part I, Item 2 of this filing.)  There could be additional impairment in the future depending on the current recessionary environment and the resulting impact on our business, our stock price, and market valuations of companies in our peer group.

Stock-based Compensation.  We allocate stock-based compensation expense based on the functional area in which an employee works.  Stock compensation expenses for the first quarter 2009 and 2008 were as follows:

	For the three months ended
	March 31, 2009	% of Sales	March 28, 2008	% of Sales
Stock-based compensation:
Cost of sales	$223		$244
Research and development expense	577		1,015
Selling, general and administrative expense	2,445		2,679
Restructuring and retirement expense	49		615

	$3,294	2.6%	$4,553	3.3%

Stock-based compensation decreased 28% in the first quarter 2009 from the first quarter 2008 primarily as a result of recording $615,000 of charges associated with the acceleration of vesting for certain RSUs and other equity related charges in 2008, while similar charges totaled only $49,000 in the first quarter of 2009.  Additionally, our Compensation Committee approved the grant of time-based and market condition-based restricted stock units to our officers in the first quarter of 2008 while no such grant was made in the first quarter of 2009, which further reduced stock-based compensation in the first quarter of 2009.

Net investment income.  Net investment income decreased to $151,000 in the first quarter of 2009 as compared to $897,000 in the first quarter of 2008. This decline was primarily the result of lower interest rates during the comparative periods.

Interest expense. Interest expense was $2.2 million and $1.8 million in the first quarter of 2009 and 2008, respectively.  Interest expense results from borrowings under our $250 million unsecured line of credit and our $90 million term loan.  Interest expense increased in 2009 compared to 2008 due to higher borrowings as we borrowed an additional $50 million to partially fund the acquisitions of Touchpaper and Ergo in July 2008.

Other income (expense), net.  Net other income (expense) declined from income of $455,000 in the first quarter of 2008 to expense of $1.2 million in the first quarter of 2009.  The increase in expense primarily is the result of increased net foreign currency transaction losses of approximately $1.4 million over the comparative period.

Provision for income taxes.  The effective tax rate in the first quarter of 2009 was a benefit of 32.8% compared to a provision of 55.9% in the first quarter of 2008.  The benefit for income taxes was $29.2 million for the first quarter of 2009, compared to a provision of $925,000 in the first quarter of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and a tax benefit recognized to record a deferred tax asset associated with a goodwill impairment charge.  We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on January 1, 2007.  As of March 31, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.6 million, of which $4.3 million if recognized, would affect the effective tax rate.

Net income (loss).  Net income (loss) for the first quarter of 2009 was a loss of $59.9 million compared to $731,000 of income for the first quarter of 2008, as a result of the factors detailed in the above discussion.  Net income (loss), as a percentage of sales for the first quarter of 2009 was (47.6)%, compared to 0.5% for the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, our principal sources of liquidity consisted of $109 million in cash and cash equivalents and $170 million available from our $340 million credit facility that is available for general corporate purposes.  The balance of the entire facility is due in June 2011.  The term loan and line of credit have similar variable interest rates.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are currently in compliance with these covenants and related tests as of March 31, 2009.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

The line of credit and term loan currently bear an interest rate of LIBOR plus 150 basis points.  There was $170 million outstanding under the credit facility as of March 31, 2009.  We classify these obligations as long-term as they mature in June 2011.  We expect to repay the borrowings through future cash flows from operations.   A summary of our cash flows is as follows:

	For the Three months ended
	March 31, 2009	March 28, 2008
Total cash provided by (used in):
Operating activities	$2,147	$4,701
Investing activities	(4,770)	3,620
Financing activities	(14,722)	(17,824)
Effect of exchange rate changes on cash	(582)	2,814
Decrease in cash and cash equivalents	$(17,927)	$(6,689)

The decline in cash flow from operations in the first quarter of 2009 was primarily the result of decreases in accounts payable, accrued wages and commissions and accrued other liabilities combined with an increase in inventory.  These changes were offset somewhat by a decrease in accounts receivable. Accrued wages and commissions were $9.7 million lower at March 31, 2009, primarily as result of paying our 2008 bonuses during the first quarter of 2009 and due to lower accrued commissions at the end of the period as a result of lower sales during the quarter.  Additionally, our accounts payable declined by $5.6 million as a result of reduced inventory purchases later in the quarter as we reacted to our significantly lower sales volume.  However, inventory increased approximately $6.5 million during the first quarter 2009.  Our reduced purchases during the quarter were not enough to offset inventory receipts from prior purchase commitments.  These prior purchase commitments were made when we were anticipating a much higher sales volume for the first quarter of 2009.  Our accounts receivable decreased $22.2 million from December 31, 2008 to March 31, 2009 as a result of the lower sales volume.

Our days sales outstanding (DSO) increased to 73 days at the end of the first quarter 2009 compared to 69 days at the end of the first quarter of 2008.  DSO increased primarily as a result of the weakened economy driving slightly longer payment trends with some of our customers in the first quarter of 2009 compared to the first quarter of 2008. As previously mentioned, inventories increased $6.5 million from December 31, 2008 to March 31, 2009.  Consequently, our inventory turns declined to 4.5 at the end of the first quarter of 2009 compared to 5.7 at the end of the first quarter of 2008, primarily as a result of our lower sales volume experienced in the first quarter of 2009.

Our investing activities used $4.8 million of cash flow in the first quarter of 2009, primarily to pay an additional $4.1 million of consideration previously accrued for LANDesk and Touchpaper.  Our investing activities produced $3.6 million of positive cash flow in the first quarter of 2008, primarily as we converted matured investments to cash for use in paying down our borrowings under the outstanding line of credit and for purchase of our treasury shares.

Our financing activities used cash on hand to repurchase 1 million shares of our common stock during the first quarter of 2009 at a cost totaling $12 million.  Our financing activities used the cash provided by operations and investing activities, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first quarter of 2008 at a cost totaling $63 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of March 31, 2009 we have approximately 1.1 million shares available for purchase under the program.

We may use a portion of our cash and cash equivalents or our line of credit for strategic acquisitions of technologies and companies that we believe will enhance and complement our existing technologies and help increase our sales.

In fiscal July 2008, and again in January 2009, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring included actions to increase our organizational efficiency, reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We also relocated certain functions from Redmond, Washington to Huntsville, Alabama.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than those for our U.S. based and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets, are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2008 Form 10-K, we disclosed our contractual obligations in the section entitled “Off-Balance Sheet Arrangements and Contractual Obligations” in Part II Item 7. At March 31, 2009, there have been no material changes to contractual obligations outside the ordinary course of business.  Our debt balance remained $170 million at March 31, 2009, consistent with the balance at December 31, 2008.

Other than operating leases for offices and warehouse space, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of March 31, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Operational Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we present investors with certain non-GAAP operational measures which we use internally to manage our business, including gross profit, operating expenses, and the resulting operating income, income before taxes, operational net income, and operational earnings per share, all of which primarily exclude the effects of amortization related to purchase accounting adjustments, estimated goodwill impairment expense, stock-based compensation, and restructuring, integration and retirement  expenses.  Specifically, we use the following non-GAAP measures:

	For the three months ended
Non-GAAP Operational Measures	March 31, 2009	March 28, 2008

Operational gross profit	$82,031	$94,145
Operational operating income	$17,395	$19,355
Operational net income	$11,217	$14,468
Operational diluted earnings per share	$0.25	$0.31

•                  The non-GAAP gross profit operational measure consists of net sales, less cost of sales, excluding the impact of stock-based compensation and amortization related to purchase accounting adjustments as they relate to cost of sales.

•                  The non-GAAP operating expense operational measure consists of GAAP operating expenses, excluding the impact of stock-based compensation, restructuring, integration and  retirement expenses, estimated goodwill impairment expense and amortization related to purchase accounting adjustments as they relate to the particular operating expense.

•                  The non-GAAP operating income operational measure consists of GAAP operating income adjusted for the non-GAAP operational measures described above.

•                  The non-GAAP net income operational measure consists of GAAP net income, adjusted by the non-GAAP operational measures described above and the tax effects of these non-GAAP operational measures plus the income tax benefit realized from deducting the amortization of LANDesk goodwill for tax purposes (which is not amortized under GAAP).

•                  The non-GAAP earnings per share operational measure is calculated by dividing the non-GAAP net income operational measure described above by GAAP weighted average basic and diluted shares outstanding.

We provide the following reconciliations between GAAP and our operational measures:

	GAAP		Impairment & Purchase	Restructuring, Integration	Non-GAAP
	Financial	Stock-based	Accounting	and Retirement	Operational
	Measures	Compensation	Adjustments	Expenses	Measures
	For the three months ended March 31, 2009

Operational gross profit	$77,250	223	4,558	—	$82,031
Operational operating income	$(85,816)	3,294	94,671	5,246	$17,395
Operational net income	$(59,925)	2,619	64,352	4,171	$11,217
Operational diluted earnings per share	$(1.34)	0.06	1.44	0.09	$0.25

	For the three months ended March 28, 2008

Operational gross profit	$91,134	244	2,767	—	$94,145
Operational operating income	$2,142	4,553	10,304	2,356	$19,355
Operational net income	$731	3,491	8,440	1,806	$14,468
Operational diluted earnings per share	$0.02	0.07	0.18	0.04	$0.31

We believe that excluding amortization associated with purchase accounting adjustments and the estimated goodwill impairment expense, as well as the tax impact of certain purchase accounting elections for prior acquisitions provides meaningful supplemental information and an alternative presentation useful to investors’ understanding our core operating results and trends between periods.  Not only are these depreciation and amortization and tax impact adjustments based on amounts assigned in purchase accounting, that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

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

We also believe that, in excluding stock-based compensation and restructuring, integration and retirement expenses, estimated goodwill impairment expense and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

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

These non-GAAP operational measures, including operational net sales, operational gross profit, operational operating income, operational net income, and operational earnings per share are used by us as broad measures of financial performance that encompass our operating performance, cash, capital structure, investment management, and income tax planning effectiveness.  These operational measures are not calculated in accordance with GAAP, and should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP.  These operational measures have limitations in that they do not reflect all of the costs associated with the operations of our business as determined in accordance with GAAP.  In addition, these operational measures may not be comparable to non-GAAP financial measures reported by other companies.  As a result, one should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  We compensate for these limitations by analyzing current and future results on a GAAP basis as well as a non-GAAP basis, prominently disclosing GAAP results and providing reconciliations from GAAP results to non-GAAP operational measures.  We expect to continue to incur expenses similar to the non-GAAP adjustments described above, and the exclusion or inclusion of these items from our non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent.  One of the limitations in relying on our non-GAAP financial measures is that the non-GAAP gross profit, operating income, net income, and earnings per share operational measures are limited in that they do not include the impact of stock-based compensation expense or specific costs and benefits associated with certain purchase accounting adjustments or, restructuring, integration and retirement expenses.

We compensate for these limitations by prominently disclosing the reported GAAP results and providing investors with reconciliations from GAAP to the non-GAAP measures in the financial tables above.

Recently Issued Accounting Standards and Regulatory Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.  We adopted the provisions of SFAS 157 that pertain to the nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted  SFAS 161 on January 1, 2009 and it did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We adopted the interpretation on January 1, 2009 and it did not have a material impact on our financial statements.

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” ..  FSP FAS 157-4 also requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We will evaluate this FSP further, but do not expect its adoption to have a material impact on our financial condition and results of operations.

Updates to Critical Accounting Estimates

•                  As discussed in Notes 7 and 14 to the Condensed Consolidated Financial Statements, we have adopted SFAS 161 as of January 1, 2009.  The statement requires certain disclosures surrounding derivatives and hedges.  We have interest rate swaps that qualify as derivative instruments and are classified as cash flow hedges.

•                  As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted SFAS 157 as of January 1, 2009 as it applies to the application of the statement to nonfinancial assets and nonfinancial liabilities. During the first quarter of 2009 we measured our goodwill at fair value based upon Level 3 inputs, as defined under SFAS 157. We determine the fair value of our reporting units through a discounted cash flow analysis, utilizing the income approach, and a guideline public company method, utilizing a market approach, and weight the results of each valuation in determining the fair value of the reporting units.

•                 The $80.0 million adjustment to LANDesk goodwill was the result of a preliminary impairment charge recorded during the three months ended March 31, 2009.  In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (FASB 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill; however there were certain factors noted during the 2008 testing that would require continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  Additionally, we revisited our five year forecast in light of the continuing global recession.  Based on that trend, we revised our five year forecast to reduce estimated revenues and expenses.

For internal purposes, we prepare business unit operating statements (operating segment level) which include revenue, cost of goods sold, operating expenses and operating margin for the following three operating segments (or business units): Management Systems (MS), LANDesk, and Connectivity and Control, as well as Corporate and Unallocated.  Our Management Systems business unit also includes the reporting unit AESS.  We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the step one analysis, fair value of our reporting units was determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining the fair value of the reporting units. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. Based on our assessment of these economic conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and while the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008.  This change was considered appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

The results of our step on test as of March 1, 2009 indicated that the implied fair value of each of our reporting units exceeded their carrying value, with the exception of LANDesk.  We calculated the fair value of our largest reporting unit, Management Systems, to be $184 million higher, or approximately 35%, than its carrying value of $520 million.  Our remaining reporting units are not material to our financial statements, however we calculated the combined fair value of these reporting units to be $49 million higher, or well over double, their combined carrying value of $20 million.

Due to the complexities involved in step two in determining the implied fair value of the goodwill of the LANDesk reporting unit, we have not finalized our evaluation as of the filing of this Quarterly Report on Form 10-Q for the first quarter of 2009. However, based upon the work performed to date, we have concluded that an impairment is probable and can be reasonably estimated. Accordingly, we have recorded an $80 million charge representing our best estimate of the impairment of LANDesk goodwill for the quarter ended March 31, 2009.

The goodwill impairment charge is subject to change as we complete our evaluation, and any resulting change could vary materially from the estimate recorded during the first quarter of 2009.  We will record any difference during the second quarter of 2009.

Other than these changes, there have been no significant changes in our critical accounting estimates during the first three months of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our bank line of credit, which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a remaining notional amount of $150 million, with Regions Bank and SunTrust Bank.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of March 31, 2009, we had five open forward contracts with an approximate fair value of $(1,200).

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  In March/April 2009, the PTO confirmed the patentability of one of those reexamined patents, confirmed the patentability of a portion of a second one of those reexamined patents, and rejected entirely a third one of those reexamined patents.  Avocent Redmond plans to appeal the decisions rejecting all or portions of its patents and press forward on litigation for the confirmed patents.

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

In April 2007, we filed a complaint for declaratory judgment against Aten International Co., Ltd. in the United States District Court for the Northern District of Alabama.  We are seeking a declaratory judgment that two patents owned by Aten and asserted against Avocent are invalid and that certain of products alleged by Aten to infringe do not infringe these patents.  In August 2007, Aten’s motion to dismiss for lack of personal jurisdiction was granted.  We appealed the District Court’s dismissal order to the Federal Circuit Court of Appeals, and the dismissal was affirmed by the Federal Circuit Court of Appeals.  We petitioned the Federal Circuit Court of Appeals for a rehearing en banc, which was denied, and we have filed a petition for a Writ of Certiorari with the United States Supreme Court.

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

Our business and operating results depend to a significant extent on economic conditions in general and on IT spending and the server market in particular, and we expect our revenue growth rate to fluctuate in relation to economic conditions and IT-related spending trends.  Any adverse change in IT spending or in the server market due to adverse economic conditions, declining capital spending levels, or other factors could have a material adverse effect on our business, financial condition, and results of operations.  World-wide efforts to cut capital spending, general economic uncertainty, and a weakening global economy could have a material adverse effect on us.  The current financial crisis could have an impact on our business in a variety of ways, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products, bank failure or governmental takeover of financial institutions, and customer insolvencies.  In addition, we continue to see industry-wide initiatives by OEMs and by distributors and resellers of our hardware products to reduce their inventories and to shorten their lead times, thereby reducing early commitments to firm orders by our major OEM and distributor and reseller customers.  If we are unable to effectively manage during the current challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill and that no adjustments were required.  While our testing in 2008 indicated there was no goodwill impairment for any of our reporting units, there were certain factors we noted during the 2008 testing that would require continued monitoring, especially related to any potential decline in our market capitalization.  During the first quarter of 2009 our market capitalization declined to less than the book value of our shareholders’ equity.  In addition, market valuations for many companies in our peer group declined significantly during the quarter.  As a result, we determined goodwill impairment testing should be performed during the first quarter of 2009.  We revisited our five-year forecast in light of the continuing global recession.  Based on that trend, we revised our five-year forecast, and we recorded an estimated impairment charge for LANDesk goodwill of $80.0 million during the three months ended March 31, 2009.   Due to the complexities surrounding the impairment calculation, the evaluation is not complete as of the date of this filing and is therefore subject to change.  Dependant on the outcome of our evaluation of LANDesk goodwill, any resulting change could vary materially from the estimate recorded during the first quarter of 2009.  We will record any difference during the second quarter of 2009.

As a result of the continued uncertainty in the stock market and due to the current recessionary environment and the resulting impact on our business, we are monitoring our stock price, control premium, and other conditions in relation to potential additional goodwill impairment testing.  There is a risk that there may be an additional impairment in the future requiring an adjustment to the carrying value of goodwill and other intangible assets, and we may be required to take an additional impairment charge.  If so, any charge could have material adverse effect on our financial position and the results of our operations.

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

Our operating results will continue to be affected by seasonal trends, by general conditions in the IT market, and by general economic conditions.  Depending on the severity and longevity of the current economic crisis, we may see fluctuations in our operating results.  In addition, we have experienced, and we expect to continue to experience, seasonality due to customer buying cycles and delays in customer orders during unfavorable economic periods.  We believe that the third and fourth quarters will generally have higher net sales levels due to customer budgeting and procurement cycles, which may depress net sales in other quarters.  In addition, European sales are often weaker during the summer months.  In the past, we have typically seen a sequential decline in revenue from the fourth quarter of a year to the first quarter of the following year, and while it is difficult to predict revenue in any quarter, we expect that this pattern will continue in the future.  Many of the factors that create and affect seasonal trends are beyond our control.

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

Currently, a majority of our international business is conducted in U.S. dollars.  As we expand our international operations, however, it is likely that international business will increasingly be conducted in foreign currencies.  Fluctuations in the value of foreign currencies relative to the U.S. dollar have caused, and are expected to increasingly cause, currency transaction gains and losses.  In addition, currency fluctuations could also affect foreign denominated investment values and reported results expressed in U.S. dollars.  While we attempt to hedge some foreign currency exposure, we cannot effectively hedge all exposures, nor predict the effect of exchange rate fluctuations upon future operating results, and we may experience currency losses in the future.

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

We are greatly dependent on the ability to retain key management, sales, and technical personnel, and our future success is highly dependent upon the personal efforts of our management, sales, and technical personnel and other key employees.  Our Executive Vice President in charge of our Management Systems business unit departed in February 2009 and our Executive Vice President in charge of marketing departed in March 2009.  Their loss or the loss of services of other key personnel could have a material adverse effect on our business, financial condition, and results of operations.  We have attempted to mitigate these risks by offering key employees retention bonuses (payable only if they continue employment with us for specified periods) and equity awards that vest over time, but there is the risk that we could nevertheless lose key management, sales, and technical employees.

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

Terms and availability of credit could adversely affect us and our operations.

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance outstanding on our debt agreements was $170 million as of March 31, 2009.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have hedged this exposure to interest rate risk with interest rate swaps, which have a remaining notional amount of $150 million, with Regions Bank and SunTrust Bank.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the program’s initial approval through March 31, 2009, our Board has authorized a total of 19 million shares to be repurchased.  The plan has no expiration date.  Details of purchases under the plan during the three months ended March 31, 2009 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2009 — January 31, 2009	50,000	$14.60	16,950,000	2,050,000
February 1, 2009 — February 28, 2009	675,000	$12.51	17,625,000	1,375,000
March 1, 2009 — March 31, 2009	275,000	$11.26	17,900,000	1,100,000
Quarter ended March 31, 2009	1,000,000	$12.27

Approximately 219,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first quarter of 2009 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 219,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

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

AVOCENT CORPORATION
(Registrant)

Date: May 11, 2009	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)