Form 10-Q
period 2009-06-30
AVOCENT CORP
filed 2009-08-07
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009 or

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

As of August 4, 2009, the number of outstanding shares of the Registrant’s Common Stock was 44,351,911.

AVOCENT CORPORATION

FORM 10-Q

June 30, 2009

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,	June 27,	June 30,	June 27,
	2009	2008	2009	2008
Net sales:
Products	$85,140	$123,088	$170,264	$231,169
Licenses and royalties	23,508	25,998	46,237	49,815
Services	19,983	10,096	38,192	19,597
Total net sales	128,631	159,182	254,693	300,581

Cost of sales:
Products	37,375	52,609	76,851	96,330
Licenses and royalties	466	668	935	1,369
Services	5,275	3,248	9,584	6,324
Amortization of intangibles related to licenses and royalties	4,132	2,768	8,690	5,535
Total cost of sales (including stock compensation of $238 and $461 for the three and six months ended June 30, 2009; $257 and $500 for the three and six months ended June 27, 2008)	47,248	59,293	96,060	109,558

Gross profit	81,383	99,889	158,633	191,023

Research and development expenses (including stock compensation of $1,282 and $1,859 for the three and six months ended June 30, 2009; $1,340 and $2,355 for the three and six months ended June 27, 2008)	21,038	24,361	41,529	47,728
Selling, general and administrative expenses (including stock compensation of $3,353 and $5,798 for the three and six months ended June 30, 2009; $2,622 and $5,302 for the three and six months ended June 27, 2008)	50,172	57,445	97,339	112,564
Restructuring, integration and retirement expenses (including stock compensation of ($45) and $4 for the three and six months ended June 30, 2009; $1,904 and $2,519 for the three and six months ended June 27, 2008)	1,530	4,730	6,825	7,701
Amortization of intangible assets	7,950	7,617	18,063	15,152
Impairment of goodwill	—	—	80,000	—
Total operating expenses	80,690	94,153	243,756	183,145

Income (loss) from operations	693	5,736	(85,123)	7,878

Net investment income	134	671	285	1,568
Interest expense	(1,992)	(1,810)	(4,234)	(3,647)
Other income (expense), net	32	(95)	(1,164)	360

Income (loss) before provision (benefit) for income taxes	(1,133)	4,502	(90,236)	6,159
Provision (benefit) for income taxes	2,213	1,059	(26,965)	1,985

Net income (loss)	$(3,346)	$3,443	$(63,271)	$4,174

Earnings (loss) per share:
Basic	$(0.08)	$0.08	$(1.42)	$0.09
Diluted	$(0.08)	$0.08	$(1.42)	$0.09
Weighted average shares used in computing earnings (loss) per share:
Basic	44,320	44,731	44,556	45,469
Diluted	44,320	45,378	44,556	46,126

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

(Unaudited, in thousands, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$107,050	$126,858
Accounts receivable, less allowance for doubtful accounts of $3,807 and $4,548 at June 30, 2009 and December 31, 2008, respectively	95,132	122,133
Other receivables	7,672	12,281
Inventories	35,861	31,516
Other current assets	6,136	5,209
Deferred tax assets, net	5,163	6,885
Total current assets	257,014	304,882

Property and equipment, net	34,927	38,197
Goodwill	535,529	616,326
Other intangible assets, net	153,820	180,276
Deferred tax asset, non-current	43,395	10,873
Other assets	3,573	3,616
Total assets	$1,028,258	$1,154,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,873	$17,494
Accrued wages and commissions	23,691	30,966
Accrued liabilities	30,438	42,027
Income taxes payable	15,130	11,678
Deferred revenue, current	66,409	66,248
Total current liabilities	148,541	168,413

Unsecured bank credit facility	140,000	170,000
Deferred revenue, non-current	6,481	9,572
Other non-current liabilities	3,317	4,028
Total liabilities	298,339	352,013

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; June 30, 2009 – 55,223 shares issued and 44,396 outstanding; December 31, 2008 – 54,533 shares issued and 44,706 outstanding;	55	55
Additional paid-in capital	1,231,366	1,230,840
Accumulated other comprehensive income (loss)	1,172	(1,606)
Accumulated deficit	(256,518)	(193,247)
Treasury stock, at cost; June 30, 2009, 10,827 shares; December 31, 2008, 9,827 shares;	(246,156)	(233,885)
Total stockholders’ equity	729,919	802,157

Total liabilities and stockholders’ equity	$1,028,258	$1,154,170

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the six months ended
	June 30,	June 27,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(63,271)	$4,174
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	4,363	4,890
Amortization of intangible assets	27,007	21,033
Stock-based compensation	8,113	10,671
Net loss on disposition of fixed assets	82	428
Impairment of goodwill	80,000	—
Tax adjustments from stock-based compensation	2,961	(9)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	29,619	(1,367)
Inventories	(4,313)	2,396
Other assets	3,874	1,324
Accounts payable	(6,448)	(899)
Accrued wages and commissions	(7,275)	3,197
Accrued other liabilities and deferred revenue	(15,944)	846
Income taxes, current and deferred	(30,759)	(7,807)
Net cash provided by operating activities	28,009	38,877

Cash flows from investing activities:
Purchase of other intangible assets	(462)	(1,921)
Additional consideration paid for LANDesk and Touchpaper	(4,077)	—
Purchases of property and equipment	(1,724)	(5,011)
Proceeds from sale of property and equipment	622	—
Maturities and proceeds from sales of investments	—	5,942
Net cash used in investing activities	(5,641)	(990)

Cash flows from financing activities:
Borrowings (payments) under unsecured line of credit, net	(30,000)	35,000
Proceeds from employee stock plans	1,216	633
Tax adjustments from stock-based compensation	(2,961)	9
Purchases of treasury stock	(12,271)	(64,449)
Net cash used in financing activities	(44,016)	(28,807)

Effect of exchange rate changes on cash and cash equivalents	1,840	2,670

Net increase (decrease) in cash and cash equivalents	(19,808)	11,750
Cash and cash equivalents at beginning of period	126,858	105,183
Cash and cash equivalents at end of period	$107,050	$116,933

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

Note 2.   Inventories

Inventories consisted of the following at:

	June 30, 2009	December 31, 2008

Raw materials	$2,961	$525
Work-in-process	1,007	308
Finished goods	31,893	30,683
Inventories	$35,861	$31,516

Inventories above have been reduced by reserves for excess and obsolete inventories of $5,508 and $6,401 as of June 30, 2009 and December 31, 2008, respectively.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 3.   Equity and Treasury Stock

We issued common stock as a result of stock option exercise activity during the three and six months ended June 30, 2009 and June 27, 2008 as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008

Stock option exercises	13,000	47,000	26,000	64,000

We issued common stock as a result of restricted stock unit (RSU) vesting activity during the three and six months ended June 30, 2009 and June 27, 2008 as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Net RSUs issued
RSU’s vested	98,000	24,000	839,000	569,000
Shares withheld for tax	(28,000)	(9,000)	(247,000)	(168,000)
Net RSUs issued	70,000	15,000	592,000	401,000

Share repurchase activity during the three and six months ended June 30, 2009 and June 27, 2008 was as follows:

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008

Shares repurchased	—	88,000	1,000,000	4,000,000

RSUs granted — During the first six months of 2009, our Compensation Committee approved the grant of 779,000 restricted stock units to our employees, officers and directors.  Of these grants, 479,000 were time-based and 300,000 were based on market or performance conditions.  During the first six months of 2008, our Compensation Committee approved the grant of 1,154,000 restricted stock units to our employees, officers and directors.  Of these grants, 728,000 were time-based and 426,000 were based on market or performance conditions.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record our foreign currency translation adjustments and unrealized gains and losses on derivatives which are cash flow hedges, net of tax, within accumulated other comprehensive income (loss), which is included as a separate component of stockholders’ equity.  Comprehensive income (loss) for the six months ended June 30, 2009 and June 27, 2008 is as follows:

	For the six months ended
	June 30, 2009	June 27, 2008
Comprehensive income (loss)
Net income (loss)	$(63,271)	$4,174
Unrealized gains on cash flow hedge	534	446
Foreign currency translation adjustment	2,244	2,367
Total comprehensive income (loss)	$(60,493)	$6,987

As of June 30, 2009 and December 31, 2008, total accumulated other comprehensive income (loss) was $1,172 and $(1,606), respectively.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 5.   Earnings (Loss) Per Share (share data in thousands)

	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended June 30, 2009
Basic EPS
Net loss available to common stockholders	$(3,346)	44,320	$(0.08)
Effect of Dilutive Securities
Stock options and unvested RSUs	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(3,346)	44,320	$(0.08)

For the three months ended June 27, 2008
Basic EPS
Net income available to common stockholders	$3,443	44,731	$0.08
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	647	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$3,443	45,378	$0.08

For the six months ended June 30, 2009
Basic EPS
Net loss available to common stockholders	$(63,271)	44,556	$(1.42)
Effect of Dilutive Securities
Stock options and unvested RSUs	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(63,271)	44,556	$(1.42)

For the six months ended June 27, 2008
Basic EPS
Net income available to common stockholders	$4,174	45,469	$0.09
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	657	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$4,174	46,126	$0.09

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options and anti-dilutive RSUs totaled 4,627 and 4,840 for the three and six months ended June 30, 2009, respectively. Anti-dilutive options and anti-dilutive RSUs totaled 4,451 and 4,169 for the three and six months ended June 27, 2008, respectively.

Note 6.   Segment Reporting

In the third quarter of 2008, we began the process of dissolving the Connectivity and Control business unit and merging its products into our remaining business units. We divided this business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We folded the broadcast product line into Management Systems in the third quarter of 2008.  We folded the serial product line into Corporate in the second quarter of

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

2009.  We will fold the Pro Audio Visual product line into Managements Systems during Q3 2009.  Due to the immateriality of the last remaining product line in the second quarter of 2009, we have combined this residual business unit’s results with Corporate and other in the tables below.   As a result of these actions, all revenues and costs associated with our Connectivity and Control business are included within either Management Systems or combined with Corporate and other in the tables below.  Additionally, historical segment results for both Management Systems and Corporate have been adjusted to reflect these changes and the Connectivity and Control business unit has now been effectively dissolved.

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

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Net revenue:
Management Systems	$89,252	$123,669	$178,654	$232,424
LANDesk	36,716	31,842	71,166	61,035
Corporate, other and unallocated	2,663	3,671	4,873	7,122
Total net revenue	$128,631	$159,182	$254,693	$300,581

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Operating income (loss):
Management Systems	$18,133	$30,100	$34,161	$57,766
LANDesk	6,592	3,931	12,221	4,541
Corporate, other and unallocated costs	(5,547)	(8,796)	(9,809)	(17,717)
Amortization of intangibles and other expenses	(12,082)	(10,550)	(26,753)	(20,854)
Impairment of goodwill	—	—	(80,000)	—
Restructuring, integration and retirement expenses	(1,575)	(2,826)	(6,821)	(5,182)
Stock-based compensation expense	(4,828)	(6,123)	(8,122)	(10,676)
Total income (loss) from operations	$693	$5,736	$(85,123)	$7,878

Sales by product line for Management Systems and LANDesk for the three and six months ended June 30, 2009 and June 27, 2008 are as follows:

For the three months ended

For the six months ended

	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Management Systems net revenue:
KVM	$62,191	$94,328	$124,392	$174,278
Serial management	7,424	13,336	14,621	26,055
Embedded software and solutions	6,261	8,405	12,238	16,752
Other	13,376	7,600	27,403	15,339
Total Management Systems net revenue	$89,252	$123,669	$178,654	$232,424

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

	For the three months ended		For the six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
LANDesk net revenue:
Licenses and royalties	$17,531	$18,785	$34,722	$35,827
Maintenance and services	19,185	13,057	36,444	25,208
Total LANDesk net revenue	$36,716	$31,842	$71,166	$61,035

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first six months of 2009 or 2008.

Following is a presentation of long-lived assets as of June 30, 2009 and December 31, 2008:

	June 30,	December
	2009	31, 2008
Long-lived assets:
United States	$26,438	$28,176
International	8,489	10,021
Total	$34,927	$38,197

Note 7.   Forward Contracts and Interest Rate Swaps

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of June 30, 2009, we had six open forward contracts with an approximate fair value of ($35).  As of December 31, 2008, we had four open forward contracts with an approximate fair value of $26.

There was $140,000 outstanding under our credit facility, which includes both our line of credit and term loan, as of June 30, 2009.  The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are in compliance with these covenants and related tests as of June 30, 2009.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.  We pay a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. As of June 30, 2009, the commitment fee rate is 20 basis points per quarter. The fair value of our unsecured bank credit facility approximates its carrying value at June 30, 2009, in accordance with SFAS No. 107 “Disclosures about Fair Value of Financial Instruments.”

As of June 30, 2009, we have two interest rate swaps, which are recorded on our balance sheet.  On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The remaining notional amount of this interest rate swap was $40,000 as of June 30, 2009.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  On November 6, 2008 we entered into an additional interest rate swap agreement with a notional amount of $90,000.  The notional amount of this interest rate swap will remain at $90,000 until the termination on June 16, 2011.   The swap was effective on December 31, 2008.  The swap calls for us to make fixed rate payments of 2.75% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the term loan above) from the counter-party.

The objective of the interest rate swap agreements is to provide a hedge against LIBOR interest rate changes that could have an effect on our cash flows and borrowing costs. We anticipate these hedges will be settled upon maturity and they are accounted for as cash flow hedges.  The interest rate swaps are recorded at fair value each reporting period with the changes in the fair value of the hedge that take place through the date of maturity recorded in accumulated other comprehensive income (loss).

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

These interest rate swaps qualify as derivative instruments and are designated as cash flow hedges.  We do not expect any material amounts to be reclassified into earnings, as a result of interest rate swap ineffectiveness,  within the next twelve months. The cash flow hedges were in a liability position as of June 30, 2009 and were included in other non-current liabilities in the consolidated balance sheet, as follows:

June 30, 2009
Cash flow hedges:
Interest rate swaps	$2,624

For the six months ended June 30, 2009, the activity related to our interest rate swaps designated as cash flow hedges is included in our condensed consolidated financial statements as follows:

		June 30, 2009
	Effective Portion Included in OCI, Net of Tax	Effective Portion in AOCI, Reclassified into Earnings	Ineffectiveness, Excluded from Hedge Effectiveness
Cash flow hedges:
Interest rate swaps	$534	$—	$—

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	June 30, 2009		December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$84,437	$39,639	$86,285	$31,401
Internally developed software for resale	21,900	10,342	21,900	8,517
Patents and trademarks	31,678	13,085	31,236	10,915
Customer base	110,900	44,078	116,121	39,388
Maintenance contracts	17,600	6,640	17,600	5,280
Non-compete agreements	7,225	6,136	11,325	8,690
	$273,740	$119,920	$284,467	$104,191

For the three months ended June 30, 2009 and June 27, 2008, amortization expense for other intangible assets was $12,255 and $10,579, respectively.  For the six months ended June 30, 2009 and June 27, 2008, amortization expense for other intangible assets was $27,007 and $21,033, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2009, remainder	$23,722
2010	$46,504
2011	$38,170
2012	$29,052
2013	$16,036
Thereafter	$336

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (SFAS 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill; however there were certain factors noted during the 2008 testing that would require continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  Additionally, we revisited our five year forecast in light of the continuing global recession.  Based on that trend, we revised our five year forecast to reduce our estimated revenues and expenses.

As of June 30, 2009 we have three reporting units: Management Systems (MS), LANDesk and AESS, which is combined with MS for segment reporting purposes.   We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the interim step one analysis, the fair value of our reporting units was determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining the fair value of the reporting units. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects an assumed rate of return required by an investor in the current economic conditions.  Based on our assessment of the market conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008, the date used for our most recent prior impairment testing.  We believe that this change was appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

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

As a result of our step one testing, we then performed step two testing for potential goodwill impairment on the LANDesk business unit.  This testing identifies the identifiable tangible and intangible assets associated business unit and estimates the fair market value a potential acquirer would assign them.  Any residual amount is considered to be applicable to goodwill and is compared to the current carrying value of the related goodwill.  Any unfavorable variance is considered as the impairment amount.  Our step two testing resulted in an $80,000 impairment charge during our three months ended March 31, 2009 and is reflected in the following table.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The changes in the carrying amount of goodwill (see note 11) for the six months ended June 30, 2009, are as follows:

	Management		Corporate and
	Systems	LANDesk	Other	Total

Balance as of January 1, 2009	$335,096	$278,709	$2,521	$616,326

Impairment loss related to LANDesk	—	(80,000)	—	(80,000)

Other adjustments	27	(824)	—	(797)

Balance as of June 30, 2009
Goodwill	335,123	277,885	2,521	615,529
Accumulated impairment losses	—	(80,000)	—	(80,000)
	$335,123	$197,885	$2,521	$535,529

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the six months ended June 30, 2009 was as follows:

Balance, January 1, 2009	$2,245
Accruals for product warranties issued during the period	3,777
Settlements made during the period	(4,217)
Balance, June 30, 2009	$1,805

We include an accrued liability for the extended warranty program in our balance sheet within deferred revenue. The activity within deferred revenue for our extended warranty program for the six months ended June 30, 2009 was follows:

Balance January 1, 2009	$5,151

New extended warranty contracts	2,538
Earned revenue from amortization of deferred revenue	(2,108)

Balance June 30, 2009	$5,581

We defer revenue for subscription, service and maintenance and upgrade protection contracts until earned, which is generally over the term of the contract or when services are performed. As of June 30, 2009, deferred revenue was $72,890.  As of December 31, 2008, deferred revenue was $75,820.

Note 10. Income Taxes

The effective tax rate for the second quarter of 2009 was 195.3% compared to an effective tax rate of 23.5% for the second quarter of 2008.  The provision for income taxes was $2,213 for the second quarter of 2009, compared to $1,059 for the second quarter of 2008.  The effective tax rate for the first six months of 2009 was (29.9)% compared to an effective tax rate of 32.2% for the first six months of 2008.  The provision for income taxes was a benefit of $26,965 for the first six months of 2009, compared to income tax expense of $1,985 for the first six months of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and a tax benefit recognized to record a deferred tax asset associated with the goodwill impairment charge (see note 8).

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We have considered FIN 18, (as amended by SFAS 109) which limits the amount of benefit that can be reflected in a year-to-date interim loss period to an amount equal to the anticipated benefit that would be derived from the anticipated cumulative loss for the entire reporting year.  Our loss through June 30, 2009 exceeds the anticipated loss for the year and the tax benefit recognized through June 30, 2009 has been limited to the amount that would be recognized based on the anticipated full year loss.  As of June 30, 2009, we have limited our benefit by $3,757.

As of June 30, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,821, of which $4,479, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $67 of such expenses in the first six months of 2009.  As of June 30, 2009, we had accrued interest payable related to the unrecognized tax benefits of $918.

We conduct business globally, and as a result our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business we are subject to examinations by taxing authorities throughout the world including the U.S.  With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for periods ending before 2005.

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, we reached a settlement with the IRS concerning those periods.  A payment for additional tax, including interest was made of $6,600 during the first quarter of 2008.  This payment did not result in a material change to our financial position.  The IRS is currently examining our 2006 and 2007 income tax returns.  As of June 30, 2009 the IRS had not issued any proposed adjustments for those periods.

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

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$49	$49	—	—
Derivative liabilities	$2,624	—	$2,624	—

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The fair market value of our money market funds is measured at fair value using quoted prices in active markets.  These fair value measurements are classified within Level 1 of the valuation hierarchy.

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared using the closing mid-market rate/price environment on June 30, 2009, using proprietary models, available market data and reasonable assumptions and includes a consideration of credit risk.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

The following table provides the indefinite lived intangible assets and liabilities carried at fair value, measured on a non-recurring basis during the six months ended June 30, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

LANDesk goodwill	$197,885	—	—	$197,885	$(80,000)

Our impairment testing for LANDesk, performed in accordance with SFAS 142, indicated that its implied fair value was less than its pre-adjusted carrying value of $277,885.   The fair value of LANDesk was determined through the combination of a discounted cash flow analysis, utilizing the income approach and a guideline public company method, utilizing a market approach (see note 8).

Note 12.  Restructuring, Integration and Retirement

During 2008 we began a series of restructuring actions which continued into the first quarter of 2009.  Also in 2008, we began the integration of our Ergo and Touchpaper acquisitions, each acquired in the third quarter of 2008.  The restructuring and integration actions were designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring and integration costs, along with costs associated with our former CEO’s retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring, integration and retirement expenses” within our operating expenses.  Restructuring and integration expenses include severance charges incurred for certain workforce reductions and the costs associated with the relocation of certain functions from our Shannon, Ireland, Redmond, Washington and Shanghai, China facilities to Huntsville, Alabama.

We recorded $1,530 and $4,730 of such costs for the three months ended June 30, 2009 and June 27, 2008, respectively.  These costs include stock compensation adjustments of $(45) and $1,904 during the three months ended June 30, 2009 and June 27, 2008, respectively.  These costs also include $1,882 of integration costs related to the Ergo and Touchpaper acquisitions during the three months ended June 30, 2009.  These costs include a reduction of approximately $350 of severance costs as a result of adjusting our severance cost accrual during the three months ended June 30, 2009.  We recorded $6,825 and $7,701 of such costs for the six months ended June 30, 2009 and June 27, 2008, respectively.  These costs include stock compensation costs of $4 and $2,519 during the six months ended June 30, 2009 and June 27, 2008, respectively.  The costs in the first quarter of 2008 also include approximately $1,400 of costs settled in cash related to the retirement of our former CEO.  The balance of costs in both periods relate to severance charges and other costs to be settled in cash.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

As of June 30, 2009, we had accrued approximately $2,054 related to severance costs, which were included in accrued wages and commissions in our consolidated balance sheet.  All costs associated with our restructuring and integration program were carried at the corporate level, and none of these costs were allocated to specific business units.  A rollforward of the liability for severance charges associated with our restructuring programs is as follows:

Balance as of January 1, 2009	$3,585
Accruals for severance costs	3,427
Adjustments to accrual	(332)
Settlements made during the period	(4,626)
Balance as of June 30, 2009	$2,054

We do not expect to record additional restructuring and integration expenses related to these actions after the second quarter of 2009.  We did, however, initiate additional restructuring actions, primarily affecting our Fremont location, in July 2009 which are expected to result in additional expense of approximately $2,000 in the third quarter of 2009.  We expect the remaining accruals to be paid by the beginning of the fourth quarter 2009.

Note 13.  Legal Matters

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  The PTO has now confirmed the patentability of the patents and terminated the reexaminations.  We have asked the District Court to restart the litigation.  In July 2009, Rose filed new reexamination requests in the PTO against two of the three patents at issue in the litigation.

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered, Rose Electronics has intervened, and a trial has been scheduled for June 2010.

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

Note 14. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of SFAS 141(R) on future acquisitions, however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions.

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

In April, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS No. 157, “Fair Value Measurements” (SFAS 157). In addition, FSP FAS 157-4 requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the interpretation on June 15, 2009 and it did not have a material impact on our financial statements.

In April 2009, the FASB released FSP Financial Accounting Standard (FAS) 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FAS 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009, and have provided the disclosures required for the period ending June 30, 2009.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our financial statements. See Note 1 - “Basis of Presentation” for this new disclosure.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our financial statements.

Note 15. Subsequent Events

We have evaluated subsequent events for recognition or disclosure through August 7, 2009, which was the date we filed this Form 10-Q with the SEC.  During the period July 1, 2009, through August 7, 2009, we repurchased 150,000 shares of our common stock for $2,373.  In July 2009, our Compensation Committee approved the grant of 580,000 restricted stock units to our employees.

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

For a more complete description of our products, technologies and markets please refer to our Form 10-K filed on February 27, 2009.

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our products on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our branded customers accounted for 69% of sales in the first six months of 2009 and 67% of sales in the first six months of 2008.  Sales to our OEM customers accounted for 31% of sales in the first six months of 2009 and 33% of sales in the first six months of 2008.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  Although we are not substantially dependent on any one OEM customer, the loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 46% and 48% of sales in the first six months of 2009 and 2008, respectively.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 50% and 55% of first six months sales in 2009 and 2008, respectively.  Outside the United States, no other country accounted for more than 10% of sales in the first six months of 2009 or 2008.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and RSUs.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the first and second quarters of 2009 and 2008, our Board of Directors granted both time-based and market and performance condition-based restricted stock units (RSUs) with two and three year vesting.

During the first six months of 2009, we had the following business units:  Management Systems, which includes our branded and OEM KVM, embedded software, serial console, power control, LCD tray, and management appliance businesses; LANDesk, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise; and Connectivity and Control, which focuses on our audio-visual products.

We believe our business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.  In the third quarter of 2008, we began the process of dissolving the Connectivity and Control business unit and merging its products into our remaining business units. We divided this business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We folded the broadcast product line into Management Systems in the third quarter of 2008.  We folded the serial product line into Corporate in the second quarter of 2009.  We will fold the Pro Audio Visual product line into Managements Systems during Q3 2009.  Due to the immateriality of the last remaining product line in the second quarter of 2009, we have combined this residual business unit’s results with Corporate and other.  As a result of these actions, all revenues and costs associated with our Connectivity and Control business are included within either Management Systems or combined with Corporate and other in the relevant tables in this quarterly report.  Additionally, historical segment results for both Management Systems and Corporate have been adjusted to reflect these changes and the Connectivity and Control business unit has now been effectively dissolved.

Our largest business unit, Management Systems, comprised 70% of our consolidated net revenue in the first six months of 2009 and 77% in 2008.  LANDesk contributed 28% of net revenue to the first half of 2009 and 20% in 2008.  Our Corporate and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2009 and 2008.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three months ended		Six months ended
	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	36.7	37.2	37.7	36.4
Gross profit	63.3	62.8	62.3	63.6
Operating expenses:
Research and development expenses	16.4	15.3	16.3	15.9
Selling, general and administrative expenses	39.0	36.1	38.2	37.4
Restructuring, integration and retirement expenses	1.2	3.0	2.7	2.6
Amortization of intangible assets	6.2	4.8	7.1	5.0
Impairment of goodwill	—	—	31.4	—
Total operating expenses	62.8	59.2	95.7	60.9

Income (loss) from operations	0.5	3.6	(33.4)	2.7

Net investment income	0.1	0.4	0.1	0.5
Interest expense	(1.5)	(1.1)	(1.6)	(1.2)
Other income (expense), net	0.0	(0.1)	(0.5)	0.1
Income (loss) before provision (benefit) for income taxes	(0.9)	2.8	(35.4)	2.1
Provision (benefit) for income taxes	1.7	0.6	(10.6)	0.7
Net income (loss)	(2.6)%	2.2%	(24.8)%	1.4%

Net sales.  Our net sales consist of sales of keyboard, video, and mouse (KVM) console switching systems, digital connectivity products and technologies, software licenses and subscriptions, support and maintenance services, serial connectivity devices, wireless extension products, IPMI, extension, remote access and management products and technologies, and royalties from licensing our intellectual property.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 30, 2009	% of Sales	June 27, 2008	% of Sales	June 30, 2009	% of Sales	June 27, 2008	% of Sales
Net revenue, customer distribution
Branded	$92,365	72%	$106,871	67%	$176,453	69%	$200,534	67%
OEM	36,266	28%	52,311	33%	78,240	31%	100,047	33%
Total net revenue	$128,631	100%	$159,182	100%	$254,693	100%	$300,581	100%

We experienced a 19% decline in sales during the second quarter of 2009 from the second quarter of 2008.  The decline in sales was evident in both our branded sales, which were down 14%, and our OEM sales, which were down 31%.  Branded sales in the U.S. were down 18%, while EMEA declined 4%and Asia declined 23%.  OEM sales declined 39% in the U.S., 29% in EMEA and 22% in Asia in the second quarter of 2009.  We attribute the weakness we experienced in sales this quarter primarily to decreased data center purchasing activity, especially lower server purchases, as customers continue to reduce technology spending due to the ongoing global economic recession.  Additionally, foreign exchange rates contributed to our revenue decline for the second quarter of 2009 compared to the second quarter of 2008.  If we had experienced the same foreign exchange rates in the second quarter of 2009 as the second quarter a year ago, our revenues would have been approximately $4 million higher.  Net sales decreased 15% for the first six months of 2009 compared to the first six months of 2008 for the same reasons as described for the second quarter of 2009.

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
Net revenue:
Management Systems	$89,252	$123,669	$178,654	$232,424
LANDesk	36,716	31,842	71,166	61,035
Corporate and unallocated	2,663	3,671	4,873	7,122
Total net revenue	$128,631	$159,182	$254,693	$300,581

Our Management Systems business unit is comprised of our traditional KVM products, our serial products, and our embedded software and solutions products.  Management Systems sales decreased approximately 28% in the second quarter 2009 compared to the second quarter of 2008, primarily due to the decline in data center and server purchasing activity as a result of the continuing global recession.  The decline in revenue was experienced across all major Management Systems product lines.  Our KVM products sales were down 34% in the second quarter of 2009 from the second quarter of 2008, primarily as a result of the slower OEM and branded sales across geographic regions.  Management Systems “other” product category includes LCD tray product revenue from our third quarter 2008 acquisition of the assets of Ergo 2000, Inc. Sales of our Ergo LCD trays were approximately $5.3 million in the second quarter of 2009 and accounts for the increase in the “other” product category within Management Systems noted below.  Sales by product line for Management Systems for the three and six months ended June 30, 2009 and June 27, 2008 were as follows:

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 27, 2008	June 27, 2008	June 27, 2009	June 27, 2008
Management Systems net revenue:
KVM	$62,191	$94,328	$124,392	$174,278
Serial Management	7,424	13,336	14,621	26,055
Embedded software and solutions	6,261	8,405	12,238	16,752
Other	13,376	7,600	27,403	15,339
Total Management Systems net revenue	$89,252	$123,669	$178,654	$232,424

LANDesk revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite products and from maintenance and support agreements related to LANDesk Management Suite.  The second quarter of 2009 LANDesk revenue also includes $5.6 million in revenue from Touchpaper, which was acquired in the third quarter of 2008.  Compared to the second quarter of 2008, LANDesk revenues increased 15% during the second quarter of 2009, as a result of the additional revenue from Touchpaper.  Sales by product line for LANDesk for the three and six months ended June 30, 2009 and June 27, 2008 were as follows:

	For the three months ended		For the six months ended
(dollars presented in 000’s)	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
LANDesk net revenue:
Licenses and royalties	$17,531	$18,785	$34,722	$35,827
Maintenance and services	19,185	13,057	36,444	25,208
Total LANDesk net revenue	$36,716	$31,842	$71,166	$61,035

International sales declined by 14% in the second quarter of 2009 from the second quarter of 2008, while sales within the United States declined approximately 23% over the same period.  As mentioned previously, the global recession negatively affected both our U.S. and international revenue in the second quarter of 2009.  Our international sales would have experienced a greater decline if not for to the inclusion of Touchpaper revenue in the second quarter of 2009.  Touchpaper’s revenue is comprised almost entirely of sales in countries outside the United States.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 30, 2009	% of Sales	June 27, 2008	% of Sales	June 30, 2009	% of Sales	June 27, 2008	% of Sales
Net revenue, geographic region
United States	$66,988	52%	$87,149	55%	$126,594	50%	$161,367	54%
International	61,643	48%	72,033	45%	128,099	50%	139,214	46%
Total net revenue	$128,631	100%	$159,182	100%	$254,693	100%	$300,581	100%

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services. Gross profits and margins as a percentage of sales for the three and six months ended June 30, 2009 and June 27, 2008 were as follows:

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 30, 2009	Gross Margin	June 27, 2008	Gross Margin	June 30, 2009	Gross Margin	June 27, 2008	Gross Margin
Management Systems	$52,981	59.4%	$73,356	59.3%	$103,962	58.2%	$140,427	60.4%
LANDesk	30,991	84.4%	27,854	87.5%	60,679	85.3%	53,193	87.2%
Corporate, other and unallocated	1,781		1,704		3,143		3,438
Stock-based compensation	(238)		(257)		(461)		(500)
Intangible amortization – LANDesk software	(4,132)		(2,768)		(8,690)		(5,535)
Gross profit and margin	$81,383	63.3%	$99,889	62.8%	$158,633	62.3%	$191,023	63.6%

The improvement in gross margin in the second quarter 2009 resulted primarily from costs savings realized from our supply chain realignment program and from higher sales of our software products, primarily through LANDesk.  LANDesk sales grew 15% in the second quarter of 2009, primarily as a result of the Touchpaper acquisition, compared to the same period in 2008. The decline in overall gross profit was the result of lower sales volume, primarily from our Management Systems business unit.  Management Systems revenue decreased almost 28% in the second quarter of 2009 compared to the second quarter of 2008.  The decline in gross profit for the six months ended 2009 resulted primarily from reasons similar to that of the second quarter.  The decline in gross margin for the first six months of 2009 from the same period in 2008 is primarily the result of weak sales in the first quarter of 2009 and the resulting impact on our gross margin that was not offset by the higher margin we experienced in the second quarter of 2009 as a result of our supply chain realignment program and higher software sales.

Operating expenses.

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 30, 2009	% of Sales	June 27, 2008	% of Sales	June 30, 2009	% of Sales	June 27, 2008	% of Sales
Research and development expenses	$21,038	16.4%	$24,361	15.3%	$41,529	16.3%	$47,728	15.9%
Selling, general and administrative expenses	50,172	39.0%	57,445	36.1%	97,339	38.2%	112,564	37.4%
Restructuring, integration and retirement expenses	1,530	1.2%	4,730	3.0%	6,825	2.7%	7,701	2.6%
Amortization of intangible assets	7,950	6.2%	7,617	4.8%	18,063	7.1%	15,152	5.0%
Impairment of goodwill	—		—		80,000	31.4%	—
	$80,690	62.7%	$94,153	59.2%	$243,756	95.7%	$183,145	60.9%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D decreased 14% in the second quarter of 2009 from the second quarter of 2008.  The decrease in R&D expense is primarily attributable to the effect of our re-alignment, restructuring and cost-cutting efforts first implemented at the end of the second quarter of 2008.  Salaries and wages decreased approximately $2.2 million and contracted services declined $1.3 million from the second quarter of 2008 to the second quarter of 2009 as a result of these activities.  R&D decreased 13% from the first six months of 2008 compared to the first six months of 2009 for similar reasons as that experienced in the second quarter of 2009.  We continue to invest in targeted integrated R&D projects that leverage technology from both Management Systems and LANDesk.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses decreased 13% in the second quarter of 2009 from the second quarter of 2008.  The decrease in selling, general and administrative expenses was attributed to the effect of our cost-cutting efforts first implemented at the end of the second quarter of 2008 and lower sales commissions incurred as a result of lower sales volume on a comparative basis.  The results of our cost cutting measures were evident in reduced trade show and travel costs.  Trade show expenses and travel-related expenses decreased approximately $2.9 million in the second quarter of 2009 compared to the same period in 2008.  SG&A expenses decreased 14% in the first six months of 2009 from the first six months of 2008 for similar reasons as that experienced in the second quarter of 2009.

Restructuring, integration and retirement expenses.  Restructuring, integration and retirement expenses of $1.5 million for the second quarter of 2009 and $4.7 million in for the second quarter of 2008 relate to severance charges incurred for workforce reductions in connection with our realignment of resources, integration of marketing functions, and integration of our 2008 acquisitions into our operations.  Restructuring, integration and retirement expenses of $6.8 million for the first six months of 2009 and $7.7 million for the first six months of 2008 were comprised of charges similar to those incurred during the second quarter periods.  In addition to the second quarter charges, restructuring and retirement charges for the first six months of 2008 includes the retirement costs for our former CEO of $2.2 million.

Amortization of intangible assets.  Amortization was $8.0 million and $7.6 million for the three months ended June 30, 2009 and June 27, 2008, respectively.  Amortization was $18.1 million and $15.2 million for the six months ended June 30, 2009 and June 27, 2008, respectively.  The increase in amortization for 2009 was due to the amortization of intangible assets related to our acquisitions of Touchpaper and Ergo, completed early in the third quarter of 2008.

Impairment of goodwill.  The $80.0 million impairment of goodwill relates entirely to the write-off of a portion of goodwill associated with the LANDesk business unit in the first quarter of 2009.  As prescribed under Statement of Financial Accounting Standard No. 142, we performed an impairment review during the first quarter of 2009 as a result of the continued decline in our stock price and those of comparable companies.  The resulting impairment analysis determined that the goodwill associated with LANDesk was impaired by $80.0 million.  No other business unit was determined to have an impairment at the time of the impairment analysis. (See updates to critical accounting policies elsewhere in Part I, Item 2 of this filing).  There could be additional impairment in the future depending on any worsening of the recessionary environment and the resulting impact on our business, our stock price, and market valuations of companies in our peer group.

Stock-based Compensation.  We allocate stock-based compensation expense based on the functional area in which an employee works.  Stock compensation expenses for the periods ending June 30, 2009 and June 27, 2008 were as follows:

	For the three months ended				For the six months ended
(dollars presented in 000’s)	June 30, 2009	% of Sales	June 27, 2008	% of Sales	June 30, 2009	% of Sales	June 27, 2008	% of Sales

Cost of sales	$238		$257		$461		$500
Research and development expense	1,282		1,340		1,859		2,355
Selling, general and administrative expense	3,353		2,622		5,798		5,302
Restructuring and retirement expense	(45)		1,904		4		2,519
	$4,828	3.8%	$6,123	3.8%	$8,122	3.2%	$10,676	3.6%

Stock-based compensation decreased 21% in the second quarter 2009 from the second quarter 2008 primarily as a result of recording $1.9 million of charges associated with the acceleration of vesting for certain RSUs and other equity related charges in 2008, while similar charges resulted in a net reduction of $45,000 to stock compensation in the second quarter of 2009.  Additionally, our Compensation Committee approved the grant of time-based and market condition-based restricted stock units to our officers in the first quarter of 2008 while such grants were made at the end of the second quarter of 2009 (following shareholder approval of amendments to our equity plan in June 2009).  This delay further reduced stock-based compensation in the second quarter of 2009, however we expect to incur stock-based compensation in future periods.  Stock-based compensation decreased 24% in the first six months of 2009 from the first six months of 2008 for reasons similar to that of the second quarter.

Net investment income.  Net investment income decreased to $134,000 in the second quarter of 2009 as compared to $671,000 in the second quarter of 2008.  Net investment income decreased to $285,000 in the first six months of 2009 as compared to $1.6 million in the first six months of 2008.

Interest expense. Interest expense increased to $2.0 million in the second quarter 2009, compared to $1.8 million in the second quarter of 2008.  Interest expense increased to $4.2 million in the first six months of 2009, compared to $3.6 million in the first six months of 2008.  Interest expense increased in 2009 compared to 2008 due to higher borrowings as we borrowed an additional $50 million to partially fund the acquisitions of Touchpaper and Ergo in July 2008.

Other income (expense), net.  Net other income (expense) increased slightly to income of $32,000 in the second quarter of 2009 from expense of $95,000 in the second quarter of 2008.  Net other income (expense) declined to an expense of $1.2 million in the first six months of 2009 from income of $360,000 in the first six months of 2008.  The increase in expense for the first six months of 2009 is primarily the result of increased net foreign currency transaction losses of approximately $1.1 million over the comparative period in 2008, primarily as a result of changes in the both the euro and British pound.

Provision for income taxes.  The effective tax rate for the second quarter of 2009 was 195.3% compared to an effective tax rate of 23.5% for the second quarter of 2008.  The provision for income taxes was $2.2 million for the second quarter of 2009, compared to $1.1 million for the second quarter of 2008.  The effective tax rate for the first six months of 2009 was (29.9)% compared to 32.2% for the first six months of 2008.  The benefit for income taxes was $26.9 million for the first six months of 2009, compared to a provision of $2.0 million for the first six months of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and a tax benefit recognized to record a deferred tax asset associated with a goodwill impairment charge.  Further, we have considered FIN 18, (as amended by SFAS 109) which limits the amount of benefit that can be reflected in a year-to-date interim loss period to an amount equal to the anticipated benefit that would be derived from the anticipated cumulative loss for the entire reporting year.  Our loss through June 30, 2009 exceeds the anticipated loss for the year and the tax benefit recognized through June 30, 2009 has been limited to the amount that would be recognized based on the anticipated full year loss.  As of June 30, 2009, we have limited our benefit by $3.8 million.  As of June 30, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.8 million, of which $4.5 million if recognized would affect the effective tax rate.

Net income (loss).  Net loss for the second quarter of 2009 was $3.3 million compared to net income $3.4 million for the second quarter of 2008, as a result of the factors detailed in the above discussion.  Net income (loss), as a percentage of sales for the second quarter of 2009 was (2.6)%, compared to 2.2% for the second quarter of 2008.  Net loss for the first six months of 2009 was $63.3 million compared to net income of $4.2 million for the first six months of 2008, as a result of the factors detailed in the above discussion.  Net income (loss), as a percentage of sales for the first six months of 2009 was (24.8)%, compared to 1.4% for the first six months of 2008.

Liquidity and Capital Resources

As of June 30, 2009, our principal sources of liquidity consisted of $107 million in cash and cash equivalents and $200 million available from our $340 million credit facility that is available for general corporate purposes.  The balance of the entire facility is due in June 2011.  The term loan and line of credit have similar variable interest rates.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are currently in compliance with these covenants and related tests as of June 30, 2009.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

The line of credit and term loan currently bear an interest rate of LIBOR plus 150 basis points.  There was $140 million outstanding under the credit facility as of June 30, 2009.  We classify these obligations as long-term as they mature in June 2011.  We expect to repay the borrowings through future cash flows from operations.   A summary of our cash flows is as follows:

	For the six months ended
	June 30, 2009	June 27, 2008
Total cash provided by (used in):
Operating activities	$28,009	$38,877
Investing activities	(5,641)	(990)
Financing activities	(44,016)	(28,807)
Effect of exchange rate changes on cash	1,840	2,670
Increase (decrease) in cash and cash equivalents	$(19,808)	$11,750

The decline in cash flow from operations in the first six months of 2009 was primarily the result of lower net income as well as decreases in accounts payable, accrued wages and commissions and accrued other liabilities combined with an increase in inventory.  These changes were offset somewhat by increased collections of accounts receivable.  Accrued wages and commissions were lower at June 30, 2009, due to lower accrued commissions at the end of the period as a result of lower sales during the period.  Additionally, our accounts payable declined as a result of reduced inventory purchases as we reacted to our significantly lower sales volume.

Our days sales outstanding (DSO) increased to 67 days at the end of the second quarter 2009 compared to 64 days at the end of the second quarter of 2008.  DSO increased primarily as a result of the weakened economy driving slightly longer payment trends with some of our customers in the second quarter of 2009 compared to the second quarter of 2008.  Inventories increased $4.3 million from December 31, 2008 to June 30, 2009.  Consequently, our inventory turns declined to 4.5 at the end of the first second quarter of 2009 compared to 7.6 at the end of the second quarter of 2008, primarily as a result of our lower sales volume experienced in 2009.

Our investing activities used $5.6 million of cash flow in the first six months of 2009, primarily to pay an additional $4.1 million of consideration previously accrued for LANDesk and Touchpaper.  Our investing activities used $1.0 million of cash flow in the first six months of 2008, as we converted matured investments to cash in the first half of 2008 to prepare for partially funding the Touchpaper and Ergo acquisitions with available cash.

Our financing activities used cash to repay $30 million of borrowings from our line of credit and to repurchase 1 million shares of our common stock during the first six months of 2009 at a cost totaling $12 million.  Our financing activities used the cash provided by operations and investing activities, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first half of 2008 at a cost totaling $64 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of June 30, 2009 we have approximately 1.1 million shares available for purchase under the program.

We may use a portion of our cash and cash equivalents or our line of credit for strategic acquisitions of technologies and companies that we believe will enhance and complement our existing technologies and help increase our sales.

In fiscal July 2008, in January 2009, and again in July 2009 we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring included actions to increase our organizational efficiency, reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We also relocated certain functions from Redmond, Washington to Huntsville, Alabama.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than we have for the products we purchase from our U.S. and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets, are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2008 Form 10-K, we disclosed our contractual obligations in the section entitled “Off-Balance Sheet Arrangements and Contractual Obligations” in Part II Item 7. At June 30, 2009, there have been no material changes to contractual obligations outside the ordinary course of business.  We reduced our debt balance $30 million to $140 million at June 30, 2009, down from $170 million at December 31, 2008.

Other than operating leases for offices and warehouse space, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities. As of June 30, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Operational Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we present investors with certain non-GAAP operational measures which we use internally to manage our business, including gross profit, operating expenses, and the resulting operating income, income before taxes, operational net income, and operational earnings per share, all of which primarily exclude the effects of amortization related to purchase accounting adjustments, goodwill impairment expense, stock-based compensation, and restructuring, integration and retirement expenses.  Specifically, we use the following non-GAAP measures:

	Three months ended		Six months ended
Non-GAAP Operational Measures	June 30, 2009	June 27, 2008	June 30, 2009	June 27, 2008
(dollars presented in 000’s)
Operational gross profit	$85,753	$102,914	$167,784	$197,058
Operational operating income	$19,178	$25,235	$36,753	$44,590
Operational net income	$14,048	$18,387	$25,266	$32,851
Operational diluted earnings per share	$0.32	$0.41	$0.56	$0.71

•                  The non-GAAP gross profit operational measure consists of net sales, less cost of sales, excluding the impact of stock-based compensation and amortization related to purchase accounting adjustments as they relate to cost of sales.

•                  The non-GAAP operating expense operational measure consists of GAAP operating expenses, excluding the impact of stock-based compensation, restructuring, integration and retirement expenses, goodwill impairment expense and amortization related to purchase accounting adjustments as they relate to the particular operating expense.

•                  The non-GAAP operating income operational measure consists of GAAP operating income, adjusted for the non-GAAP operational measures described above.

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

We provide the following reconciliations between GAAP and our operational measures:

	GAAP Financial Measures	Stock-based Compensation	Purchase Accounting Adjustments	Restructuring and Retirement Expenses	Non-GAAP Operational Measures
For the three months ended June 30, 2009
Operational gross profit	$81,383	238	4,132	—	$85,753
Operational operating income	$693	4,828	12,082	1,575	$19,178
Operational net income	$(3,346)	3,909	12,210	1,275	$14,048
Operational diluted earnings per share	$(0.08)	0.09	0.28	0.03	$0.32

For the three months ended June 27, 2008
Operational gross profit	$99,889	257	2,768	—	$102,914
Operational operating income	$5,736	6,123	10,550	2,826	$25,235
Operational net income	$3,443	4,691	8,088	2,165	$18,387
Operational diluted earnings per share	$0.08	0.10	0.18	0.05	$0.41

For the six months ended June 30, 2009
Operational gross profit	$158,633	461	8,690	—	$167,784
Operational operating income	$(85,123)	8,122	106,753	6,821	$36,573
Operational net income	$(63,271)	6,523	76,536	5,478	$25,266
Operational diluted earnings per share	$(1.42)	0.14	1.72	0.12	$0.56

For the six months ended June 27, 2008
Operational gross profit	$191,023	500	5,535	—	$197,058
Operational operating income	$7,878	10,676	20,854	5,182	$44,590
Operational net income	$4,174	8,181	16,525	3,971	$32,851
Operational diluted earnings per share	$0.09	0.18	0.36	0.08	$0.71

We believe that excluding amortization associated with purchase accounting adjustments and the goodwill impairment expense, as well as the tax impact of certain purchase accounting elections for prior acquisitions, provides meaningful supplemental information and an alternative presentation useful to investors’ understanding our core operating results and trends between periods.  Not only are these depreciation, amortization and tax impact adjustments based on amounts assigned in purchase accounting, that may have little bearing on present or future replacement costs, but they also are based on management’s estimates of remaining useful lives.

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

We also believe that, in excluding stock-based compensation and restructuring, integration and retirement expenses, goodwill impairment expense and amortization associated with purchase accounting adjustments (together with the related tax effects), our non-GAAP financial measures provide investors with transparency into the information and basis used by management and our Board of Directors to measure and forecast our results of operations, to compare on a consistent basis our results of operations for the current period to that of prior periods, to compare our results of operations on a more consistent basis against that of other companies in making financial and operating decisions, and to establish targets for management incentive compensation.

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

Recently Issued Accounting Standards and Regulatory Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.  We adopted the provisions of SFAS 157 that pertain to the nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, SFAS 141(R) could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of SFAS 141(R) on future acquisitions, however the application of SFAS 141(R) will result in a significant change in accounting for any such future acquisitions.

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

On April 9, 2009, the (FASB) issued FASB Staff Position (FSP) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 provides guidance for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance in SFAS 157 .  FSP FAS 157-4 also requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the interpretation on June 15, 2009 and it did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46(R) to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

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

•                  The $80.0 million adjustment to LANDesk goodwill was the result of an impairment charge recorded during the three months ended March 31, 2009.  In accordance with FASB Statement No. 142, Goodwill and Intangible Assets (SFAS 142), we evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year or on an interim basis if an event occurs or circumstances change that indicate that the fair value of a reporting unit is likely to be below its carrying value.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill; however there were certain factors noted during the 2008 testing that would require continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  Additionally, we revisited our five year forecast in light of the continuing global recession.  Based on that trend, we revised our five year forecast to reduce estimated revenues and profits.

As of June 30, 2009 we had three reporting units: Management Systems (MS), LANDesk and AESS, which is combined with MS for segment reporting purposes.   We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step testing is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the interim step one analysis, the fair value of our reporting units was determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining the fair value of the reporting units. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the estimated rate of return required by an investor in the current economic conditions.  Based on our assessment of the market conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008.  This change was considered appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

The results of our step one test as of March 1, 2009 indicated that the fair value of each of our reporting units had declined from 2008, however, with the exception of LANDesk, the estimated fair values exceeded their carrying value.  We estimated the fair value of our largest reporting unit, Management Systems, to be $184 million higher, or approximately 35%, than its carrying value of $520 million.  Our remaining reporting units are not material to our financial statements, however we estimated the combined fair value of these reporting units to be $49 million higher, or approximately 250%, their combined carrying value of $20 million.

Other than these changes, there have been no significant changes in our critical accounting estimates during the first six months of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our credit facility, which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a remaining aggregate notional amount of $130 million, with Regions Bank and SunTrust Bank.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro and British pound, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of June 30, 2009, we had six open forward contracts with an approximate fair value of $(35,300).

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office. The PTO has now confirmed the patentability of the patents and terminated the reexaminations.  We have asked the District Court to restart the litigation.  In July 2009, Rose filed new reexamination requests in the PTO against two of the three patents at issue in the litigation.

In January 2008, Avocent Redmond Corp. filed a complaint for unauthorized use of patented inventions against the United States government in the United States Court of Federal Claims.  The complaint alleges that the United States government accepted products manufactured and sold by Rose Electronics that are covered by patents held by Avocent Redmond.  The United States has answered, Rose Electronics has intervened, and a trial has been scheduled for June 2010.

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

We recorded an impairment charge in the first quarter of 2009, and our impairment testing may require us to take an additional impairment charge in the future.

As required by generally accepted accounting principles, we have performed an annual impairment test of goodwill in each of the fourth quarter of 2008, 2007, and 2006.  Our testing in the fourth quarter of each year concluded that there had been no impairment of goodwill and that no adjustments were required.

Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill and that no adjustments were required.  While our testing in 2008 indicated there was no goodwill impairment for any of our reporting units, there were certain factors we noted during the 2008 testing that would require continued monitoring, especially related to any potential decline in our market capitalization.  During the first quarter of 2009 our market capitalization declined to less than the book value of our shareholders’ equity.  In addition, market valuations for many companies in our peer group declined significantly during the quarter.  As a result, we determined goodwill impairment testing should be performed during the first quarter of 2009.  We revisited our five-year forecast in light of the continuing global recession.  Based on that trend, we revised our five-year forecast, and we recorded an impairment charge for LANDesk goodwill of $80.0 million during the three months ended March 31, 2009.

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

In fiscal July 2008, in January 2009, and again in July 2009, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring includes actions to increase our organizational efficiency, reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We are also relocating certain functions from Redmond, Washington to Huntsville, Alabama.  The impact of these organizational improvements will result in a decrease of approximately 330 positions or approximately 15% of our global workforce.  In fiscal July 2008, we also announced that, as part of our continued focus on core markets, we intended to sell the portion of our entrepreneurial Connectivity and Control business unit dedicated to our Professional Audio Video and our Equinox serial products.  In June of 2009, we dissolved the remaining portions of our Connectivity and Control business and absorbed the Professional Audio Video products into Management Systems and serial products into corporate.  The dissolution of this unit resulted in a net decrease of approximately 20 additional positions.  The restructuring activities could create uncertainty and confusion among our employees, customers, and suppliers.  In addition, the restructuring activities might not result in the cost savings or efficiencies we anticipate and may result in temporary operational inefficiencies.   As a result, these restructuring activities could have a material adverse effect on our business, financial condition, and results of operations.  The factors described above also could disrupt our product development, manufacturing, and sales, which would affect our financial results.

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

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance outstanding on our debt agreements was $140 million as of June 30, 2009.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have hedged this exposure to interest rate risk with interest rate swaps, which have a remaining aggregate notional amount of $130 million, with Regions Bank and SunTrust Bank.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the program’s initial approval through June 30, 2009, our Board has authorized a total of 19 million shares to be repurchased.  The plan has no expiration date.  Details of purchases under the plan during the six months ended June 30, 2009 are as follows:

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

There were no shares repurchased during the three months ended June 30, 2009.  Approximately 247,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first six months of 2009 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 247,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 4.           Submission of Matters to a Vote of Security Holders.

On June 11, 2009, we held our Annual Meeting of Stockholders.  The matters voted on at the meeting and the results of these votes are as follows:

1.                                             Election of Class III Director.

	Votes for	Votes Withheld
1. Francis A. Dramis	39,723,223	2,035,872

2.                                             Ratify PricewaterhouseCoopers LLP as independent auditors for year ended December 31, 2009.

Votes For	Votes Against	Votes Abstained
40,860,480	880,203	18,412

3.                                             Proposal to approve the amended and restated Avocent Corporation 2005 Equity Incentive Plan.

Votes For	Votes Against	Votes Abstained
30,768,747	6,452,676	23,909

Item 6.           Exhibits.

(a) Exhibits

31.1	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002 Section 302(a) Certification of the Chief Financial Officer

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVOCENT CORPORATION
(Registrant)

Date: August 7, 2009	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)