Form 10-Q
period 2009-10-30
AVOCENT CORP
filed 2009-11-04
CIK 1109808

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009 or

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

As of October 30, 2009, the number of outstanding shares of the Registrant’s Common Stock was 44,591,979.

AVOCENT CORPORATION

FORM 10-Q

September 30, 2009

PART I —FINANCIAL INFORMATION

Item 1.  Financial Statements

AVOCENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,	September 26,	September 30,	September 26,
	2009	2008	2009	2008
Net sales:
Products	$93,564	$131,693	$263,828	$354,861
Licenses and royalties	24,948	30,873	71,185	80,688
Services	19,043	20,482	57,235	48,080
Total net sales	137,555	183,048	392,248	483,629

Cost of sales:
Products	43,648	58,355	120,499	154,685
Licenses and royalties	308	566	1,243	1,935
Services	4,822	5,862	14,406	12,186
Amortization of intangibles related to licenses and royalties	4,133	4,218	12,823	9,753
Total cost of sales (including stock compensation of $552 and $1,014 for the three and nine months ended Sept. 30, 2009; $298 and $797 for the three and nine months ended Sept. 26, 2008)	52,911	69,001	148,971	178,559

Gross profit	84,644	114,047	243,277	305,070

Research and development expenses (including stock compensation of $869 and $2,727 for the three and nine months ended Sept. 30, 2009; $1,523 and $3,878 for the three and nine months ended Sept. 26, 2008)	19,548	24,398	61,077	72,126
Acquired in-process research and development expenses	—	700	—	700
Selling, general and administrative expenses (including stock compensation of $5,194 and $10,992 for the three and nine months ended Sept. 30, 2009; $3,986 and $9,288 for the three and nine months ended Sept. 26, 2008)	52,182	60,266	149,521	172,830
Restructuring, integration and retirement expenses (including stock compensation of ($142) and ($138) for the three and nine months ended Sept. 30, 2009; $480 and $2,999 for the three and nine months ended Sept. 26, 2008)	2,884	5,926	9,709	13,627
Amortization of intangible assets	7,780	8,971	25,843	24,123
Impairment of goodwill	—	—	80,000	—
Total operating expenses	82,394	100,261	326,150	283,406

Income (loss) from operations	2,250	13,786	(82,873)	21,664

Net investment income	105	295	390	1,863
Interest expense	(1,845)	(2,268)	(6,079)	(5,915)
Other income, net	1,888	2,362	724	2,722

Income (loss) before provision (benefit) for income taxes	2,398	14,175	(87,838)	20,334
Provision (benefit) for income taxes	(4,652)	3,214	(31,617)	5,199

Net income (loss)	$7,050	$10,961	$(56,221)	$15,135

Earnings (loss) per share:	$0.16	$0.24	$(1.27)	$0.33
Basic	$0.16	$0.24	$(1.27)	$0.33
Diluted
Weighted average shares used in computing earnings (loss) per share:
Basic	44,341	44,792	44,383	45,241
Diluted	44,801	45,467	44,383	45,868

See notes accompanying these condensed consolidated financial statements.

Avocent Corporation

Consolidated Balance Sheets

(Unaudited, in thousands, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$110,103	$126,858
Accounts receivable, less allowance for doubtful accounts of $3,562 and $4,548 at September 30, 2009 and December 31, 2008, respectively	99,536	122,133
Other receivables	7,752	12,281
Inventories	24,236	31,516
Other current assets	7,871	5,209
Deferred tax assets, net	7,544	6,885
Total current assets	257,042	304,882

Property and equipment, net	35,266	38,197
Goodwill	535,529	616,326
Other intangible assets, net	142,088	180,276
Deferred tax asset, non-current	46,198	10,873
Other assets	5,705	3,616
Total assets	$1,021,828	$1,154,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,504	$17,494
Accrued wages and commissions	23,206	30,966
Accrued liabilities	29,484	42,027
Income taxes payable	15,035	11,678
Deferred revenue, current	65,678	66,248
Total current liabilities	146,907	168,413

Unsecured bank credit facility	125,000	170,000
Deferred revenue, non-current	7,134	9,572
Other non-current liabilities	3,480	4,028
Total liabilities	282,521	352,013

Commitments and contingencies (see Note 13)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.001 per share; 200,000 shares authorized; September 30, 2009 — 55,307 shares issued and 44,280 outstanding; December 31, 2008 — 54,533 shares issued and 44,706 outstanding;	55	55
Additional paid-in capital	1,237,480	1,230,840
Accumulated other comprehensive income (loss)	599	(1,606)
Accumulated deficit	(249,468)	(193,247)
Treasury stock, at cost; September 30, 2009, 11,027 shares; December 31, 2008, 9,827 shares;	(249,359)	(233,885)
Total stockholders’ equity	739,307	802,157

Total liabilities and stockholders’ equity	$1,021,828	$1,154,170

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	For the nine months ended
	September 30,	September 26,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$(56,221)	$15,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	6,113	7,027
Amortization of intangible assets	39,002	34,416
Stock-based compensation	14,586	16,957
Acquired in-process research and development expense	—	700
Net loss on disposition of fixed assets	238	548
Impairment of goodwill	80,000	—
Tax adjustments from stock-based compensation	3,216	(85)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	24,670	(8,214)
Inventories	7,356	4,521
Other assets	239	(3,127)
Accounts payable	(6,632)	(4,252)
Accrued wages and commissions	(7,760)	4,170
Accrued other liabilities and deferred revenue	(17,306)	3,532
Income taxes, current and deferred	(36,061)	(5,167)
Net cash provided by operating activities	51,440	66,161

Cash flows from investing activities:
Purchase of Ergo, net of cash received	—	(28,443)
Purchase of Touchpaper, net of cash received	—	(47,113)
Purchase of other intangible assets	(727)	(674)
Additional consideration paid for LANDesk and Touchpaper	(4,077)	—
Purchases of property and equipment	(3,823)	(6,773)
Proceeds from sale of property and equipment	622	—
Maturities and proceeds from sales of investments	—	5,942
Net cash used in investing activities	(8,005)	(77,061)

Cash flows from financing activities:
Borrowings under term loan	—	90,000
Payments under unsecured line of credit, net	(45,000)	(5,000)
Proceeds from employee stock plans	1,509	1,484
Tax adjustments from stock-based compensation	(3,216)	85
Purchases of treasury stock	(15,474)	(64,449)
Net cash (used in) provided by financing activities	(62,181)	22,120

Effect of exchange rate changes on cash and cash equivalents	1,991	(1,502)

Net increase (decrease) in cash and cash equivalents	(16,755)	9,718
Cash and cash equivalents at beginning of period	126,858	105,183
Cash and cash equivalents at end of period	$110,103	$114,901

See notes accompanying these condensed consolidated financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods shown.  The results of operations for these periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

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

Note 2.   Inventories

Inventories consisted of the following at:

	September 30, 2009	December 31, 2008

Raw materials	$2,135	$525
Work-in-process	787	308
Finished goods	21,314	30,683
Inventories	$24,236	$31,516

Inventories above have been reduced by reserves for excess and obsolete inventories of $4,645 and $6,401 as of September 30, 2009 and December 31, 2008, respectively.

Note 3.   Equity and Treasury Stock

We issued common stock as a result of stock option exercise activity during the three and nine months ended September 30, 2009 and September 26, 2008 as follows:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008

Stock option exercises	24,000	73,000	49,000	138,000

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We issued common stock as a result of restricted stock unit (RSU) vesting activity during the three and nine months ended September 30, 2009 and September 26, 2008 as follows:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Net RSUs issued
RSU’s vested	87,000	28,000	926,000	617,000
Shares withheld for tax	(27,000)	(4,000)	(274,000)	(179,000)
Net RSUs issued	60,000	24,000	652,000	438,000

Share repurchase activity during the three and nine months ended September 30, 2009 and September 26, 2008 was as follows:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008

Shares repurchased	200,000	—	1,200,000	4,000,000

We issued common stock as a result of employee stock purchase plan (ESPP) activity during the three and nine months ended September 30, 2009 and September 26, 2008 as follows:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008

ESPP activity	—	—	73,000	—

RSUs granted — During the first nine months of 2009, our Compensation Committee approved the grant of 1,656,000 restricted stock units to our employees, officers and directors.  Of these grants, 1,071,000 were time-based and 585,000 were based on market and performance conditions.  During the first nine months of 2008, our Compensation Committee approved the grant of 1,551,000 restricted stock units to our employees, officers and directors.  Of these grants, 963,000 were time-based and 588,000 were based on market and performance conditions.

Note 4.   Accumulated Other Comprehensive Income (Loss)

We record our foreign currency translation adjustments and unrealized gains and losses on cash flow hedges, net of tax, within accumulated other comprehensive income (loss).This comprehensive income (loss) is included as a separate component of stockholders’ equity with year to date balances for the nine months ended September 30, 2009 and September 26, 2008 as follows:

	For the nine months ended
	September 30, 2009	September 26, 2008
Comprehensive income (loss)
Net income (loss)	$(56,221)	$15,135
Unrealized gains on cash flow hedge	471	430
Foreign currency translation adjustment	1,734	(1,871)
Total comprehensive income (loss)	$(54,016)	$13,694

As of September 30, 2009 and December 31, 2008, total accumulated other comprehensive income (loss) was $599 and $(1,606), respectively.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 5.   Earnings (Loss) Per Share (share data in thousands)

	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount

For the three months ended September 30, 2009
Basic EPS
Net income available to common stockholders	$7,050	44,341	$0.16
Effect of Dilutive Securities
Stock options and unvested RSUs	—	460	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$7,050	44,801	$0.16

For the three months ended September 26, 2008
Basic EPS
Net income available to common stockholders	$10,961	44,792	$0.24
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	675	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$10,961	45,467	$0.24

For the nine months ended September 30, 2009
Basic EPS
Net loss available to common stockholders	$(56,221)	44,383	$(1.27)
Effect of Dilutive Securities
Stock options and unvested RSUs	—	—	—
Diluted EPS
Net loss available to common stockholders and assumed conversions	$(56,221)	44,383	$(1.27)

For the nine months ended September 26, 2008
Basic EPS
Net income available to common stockholders	$15,135	45,241	$0.33
Effect of Dilutive Securities
Stock options and unvested restricted stock awards	—	627	—
Diluted EPS
Net income available to common stockholders and assumed conversions	$15,135	45,868	$0.33

Anti-dilutive options to purchase common stock outstanding were excluded from the calculations above.  Anti-dilutive options and anti-dilutive RSUs totaled 3,160 and 4,884 for the three and nine months ended September 30, 2009, respectively. Anti-dilutive options and anti-dilutive RSUs totaled 3,871 and 4,074 for the three and nine months ended September 26, 2008, respectively.

Note 6.   Segment Reporting

In the third quarter of 2008, we began the process of dissolving our Connectivity and Control business unit and merging its products into our remaining business units. We divided this business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We folded the broadcast product line into Management Systems in the third quarter of 2008.  We folded the Serial product line and the Pro Audio Visual product line into Management Systems during third quarter of 2009.  As a result of these actions, all revenues and costs associated with our Connectivity and Control business are included within Management Systems in the tables below.  Additionally, historical segment results for Management Systems have been changed to reflect these changes and the Connectivity and Control business unit has now been effectively dissolved.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We evaluate the performance of our segments based on revenue and operating profit, which are calculated before corporate and unallocated costs, amortization and impairment of intangibles, acquired in-process research and development expense, restructuring, integration and retirement expenses and stock compensation costs.  We do not track nor use assets by segment as a measure of performance, therefore, we have not presented assets by segment.  The following is a presentation of information for our two reportable segments, Management Systems and LANDesk and for Corporate and unallocated:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Net revenue:
Management Systems	$100,322	$140,983	$282,289	$378,995
LANDesk	36,459	41,559	107,625	102,594
Corporate and unallocated	774	506	2,334	2,040
Total net revenue	$137,555	$183,048	$392,248	$483,629

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Operating income (loss):
Management Systems	$23,924	$38,634	$57,477	$93,351
LANDesk	4,931	7,620	17,152	12,161
Corporate and unallocated costs	(5,194)	(6,844)	(14,394)	(21,515)
Acquired research and development expense	—	(700)	—	(700)
Amortization of intangibles and other expenses	(11,913)	(13,191)	(38,666)	(34,043)
Impairment of goodwill	—	—	(80,000)	—
Restructuring, integration and retirement expenses	(3,025)	(5,446)	(9,847)	(10,628)
Stock-based compensation expense	(6,473)	(6,287)	(14,595)	(16,962)
Total income (loss) from operations	$2,250	$13,786	$(82,873)	$21,664

Sales by product line for Management Systems and LANDesk for the three and nine months ended September 30, 2009 and September 26, 2008 are as follows:

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Management Systems net revenue:
KVM	$67,314	$97,101	$191,706	$271,379
Serial management	7,706	13,517	22,327	39,572
Embedded software and solutions	7,493	10,229	19,731	26,981
Other	17,809	20,136	48,525	41,063
Total Management Systems net revenue	$100,322	$140,983	$282,289	$378,995

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
LANDesk net revenue:
Licenses and royalties	$18,069	$22,092	$52,790	$57,919
Maintenance and services	18,390	19,467	54,835	44,675
Total LANDesk net revenue	$36,459	$41,559	$107,625	$102,594

We sell our products internationally to customers in several countries; however no foreign country accounted for more than 10% of sales in the first nine months of 2009 or 2008.

Following is a presentation of long-lived assets as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Long-lived assets:
United States	$26,951	$28,176
International	8,315	10,021
Total	$35,266	$38,197

Note 7.   Forward Contracts, Interest Rate Swaps and Credit Facility

We use forward contracts to reduce our foreign currency exposure related to the net cash flows from our international operations.  The majority of these contracts are short-term contracts (three months or less) and are marked-to-market each quarter and included in trade payables, with the offsetting gain or loss included in other income (expense) in the accompanying consolidated statements of income.  As of September 30, 2009, we had five open forward contracts with an approximate fair value of $(22).  As of December 31, 2008, we had four open forward contracts with an approximate fair value of $26.

There was $125,000 outstanding under our credit facility, which includes both our line of credit and term loan, as of September 30, 2009.  The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are in compliance with these covenants and related tests as of September 30, 2009.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.  We pay a commitment fee on the unused portion of the line of credit based on the results of a leverage ratio computation. As of September 30, 2009, the commitment fee rate is 20 basis points per quarter. The fair value of our unsecured bank credit facility approximates its carrying value at September 30, 2009.

As of September 30, 2009, we have two interest rate swaps, which are recorded on our balance sheet.  On May 1, 2008, we entered into an interest rate swap agreement with a notional amount of $80,000.  The remaining notional amount of this interest rate swap was $20,000 as of September 30, 2009.  The swap was effective on May 1, 2008 and terminates on December 31, 2009.  The swap calls for us to make fixed rate payments of 3.05% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the line of credit above) from the counter-party.  On November 6, 2008 we entered into an additional interest rate swap agreement with a notional amount of $90,000.  The notional amount of this interest rate swap will remain at $90,000 until the termination on June 16, 2011 unless otherwise terminated by us at an earlier date.   The swap was effective on December 31, 2008.  The swap calls for us to make fixed rate payments of 2.75% over the term of the hedge and to receive floating rate payments based on LIBOR (matching the LIBOR rate in the term loan above) from the counter-party.

The objective of the interest rate swap agreements is to provide a hedge against LIBOR interest rate changes that could have an effect on our cash flows and borrowing costs. As of September 30, 2009, we anticipate these hedges will be settled upon maturity and they are accounted for as cash flow hedges.  The interest rate swaps are recorded at fair value each reporting period with the changes in the fair value of the hedges that take place through the date of maturity recorded in accumulated other comprehensive income (loss).

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

These interest rate swaps qualify as derivative instruments and are designated as cash flow hedges.  We do not expect any material amounts to be reclassified into earnings, as a result of interest rate swap ineffectiveness, within the next twelve months. The cash flow hedges were in a liability position as of September 30, 2009 and were included in other non-current liabilities in the consolidated balance sheet, as follows:

September 30, 2009
Cash flow hedges:
Interest rate swaps	$2,727

For the nine months ended September 30, 2009, the activity related to our interest rate swaps designated as cash flow hedges is included in our condensed consolidated financial statements as follows:

	September 30, 2009
	Effective Portion Included in OCI, Net of Tax	Effective Portion in AOCI, Reclassified into Earnings	Ineffectiveness, Excluded from Hedge Effectiveness
Cash flow hedges:
Interest rate swaps	$471	$—	$—

Note 8.   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization were as follows:

	September 30, 2009		December 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Gross Carrying Amounts	Accumulated Amortization

Developed technology	$84,437	$43,896	$86,285	$31,401
Internally developed software for resale	21,900	11,254	21,900	8,517
Patents and trademarks	31,941	14,173	31,236	10,915
Customer base	110,900	48,103	116,121	39,388
Maintenance contracts	17,600	7,920	17,600	5,280
Non-compete agreements	7,225	6,569	11,325	8,690
	$274,003	$131,915	$284,467	$104,191

For the three months ended September 30, 2009 and September 26, 2008, amortization expense for other intangible assets was $11,995 and $13,383, respectively.  For the nine months ended September 30, 2009 and September 26, 2008, amortization expense for other intangible assets was $39,002 and $34,416, respectively.  The approximate estimated annual amortization for other intangibles is as follows:

Years ending December 31:
2009, remainder	$11,727
2010	$46,504
2011	$38,170
2012	$29,052
2013	$16,036
Thereafter	$599

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

We evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year, and on an interim basis if an event occurs or circumstances change that indicate a potential detrimental impact to the fair value of a reporting unit compared to its carrying value may have occurred.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill, however, there were certain factors noted during the 2008 testing that required continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  In preparation for this interim testing, we revised our five year forecast, used as a base element of this testing, in light of the continuing global recession.

As of September 30, 2009 we have three reporting units: Management Systems (MS), LANDesk and AESS, which is combined with MS for segment reporting purposes.   We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit to its carrying amount. If step one indicates that an impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the interim step one analysis prepared as of March 1, 2009, the fair values of our reporting units were determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining each of the reporting unit’s fair value. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects an assumed rate of return required by an investor in the current economic conditions.  Based on our assessment of the market conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008, the date used for our most recent prior impairment testing.  We believe that this change was appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

The results of our step one test as of March 1, 2009 indicated that the fair value of each of our reporting units had declined from 2008, but, with the exception of LANDesk, the estimated fair values exceeded their carrying value.  We estimated the fair value of Management Systems to be $184 million higher, or approximately 35%, than its carrying value of $520 million.  Our remaining reporting units at the time were not material to our financial statements, however we estimated the combined fair value of these reporting units to be $49 million higher, or well over double, their combined carrying value of $20 million.

As a result of our step one testing, we then performed step two testing for potential goodwill impairment on the LANDesk business unit.  This testing focuses on the identifiable tangible and intangible assets associated with a particular business unit and estimates the fair market value a potential acquirer would assign them.  Any residual amount is considered to be applicable to goodwill and is compared to the current carrying value of the related goodwill.  Any unfavorable variance is considered as the impairment amount.  Our step two testing resulted in an $80,000 impairment charge during our three months ended March 31, 2009 and is reflected in the following table.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The changes in the carrying amount of goodwill (see note 11) for the nine months ended September 30, 2009, are as follows:

			Corporate
	Management		and
	Systems	LANDesk	Other	Total

Balance as of January 1, 2009	$335,096	$278,709	$2,521	$616,326

Impairment loss related to LANDesk	—	(80,000)	—	(80,000)

Reallocation from segment changes	2,521		(2,521)	—

Other adjustments	27	(824)	—	(797)

Balance as of September 30, 2009
Goodwill	337,644	277,885	—	615,529
Accumulated impairment losses	—	(80,000)	—	(80,000)
	$337,644	$197,885	$—	$535,529

Note 9.  Product Warranties and Deferred Revenue

The activity within the liability for warranty returns for the nine months ended September 30, 2009 was as follows:

Balance as of January 1, 2009	$2,245
Accruals for product warranties issued during the period	5,247
Settlements and adjustments to estimates made during the period	(5,797)
Balance as of September 30, 2009	$1,695

We include an accrued liability for the extended warranty program in our balance sheet within deferred revenue. The activity within deferred revenue for our extended warranty program for the nine months ended September 30, 2009 was as follows:

Balance as of January 1, 2009	$5,151

New extended warranty contracts	3,423
Earned revenue from amortization of deferred revenue	(3,100)

Balance as of September 30, 2009	$5,474

We defer revenue for subscription, service and maintenance and upgrade protection contracts until earned, which is generally over the term of the contract or when services are performed. As of September 30, 2009, deferred revenue was $72,812.  As of December 31, 2008, deferred revenue was $75,820.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

Note 10. Income Taxes

The effective tax rate in the third quarter of 2009 was (193.2)% compared to an effective tax rate of 22.7% for the third quarter of 2008.  The benefit for income taxes was $4,652 for the third quarter of 2009, compared to a provision of $3,214 for the third quarter of 2008.  The effective tax rate for the first nine months of 2009 was (36)% compared to an effective tax rate of 25.6% for the first nine months of 2008.  The benefit for income taxes was $31,617 for the first nine months of 2009, compared to a provision of $5,199 for the first nine months of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and the tax benefit recognized to record a deferred tax asset associated with the goodwill impairment charge (see note 8).

We have considered guidance within Accounting Standards Codification (ASC) 740, the income taxes topic within the FASB ASC, which limits the amount of benefit that can be reflected in a year-to-date interim loss period to an amount equal to the anticipated benefit that would be derived from the anticipated cumulative loss for the entire reporting year.  Our loss through September 30, 2009 exceeds the anticipated loss for the year and the tax benefit recognized through September 30, 2009 has been limited to the amount that would be recognized based on the anticipated full year loss.  As of September 30, 2009, we have limited our benefit by $722.

As of September 30, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5,897, of which $4,553, if recognized, would affect the effective tax rate.  We recognize potential accrued interest and penalties related to unrecognized tax benefits from our global operations within income tax expense. We recorded $203 of such expenses in the first nine months of 2009.  As of September 30, 2009, we had accrued interest payable related to the unrecognized tax benefits of $1,050.

We conduct business globally, and as a result, our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  In the normal course of business, we are subject to examinations by taxing authorities in the U.S. and throughout the world.  With few exceptions, we are no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations for periods ending before 2005.

The Internal Revenue Service (IRS) commenced an examination in 2006 of our U.S. income tax returns for 2004 and 2005.  During the first quarter of 2008, we reached a settlement with the IRS concerning those periods.  A payment for additional tax, including interest was made of $6,600 during the first quarter of 2008.  This payment did not result in a material change to our financial position.  The IRS is currently examining our 2006 and 2007 income tax returns.  As of September 30, 2009, we have proposed certain voluntary adjustments pursuant to the 2006 and 2007 income tax examinations.  These did not have a material impact on our financial statements.

Note 11. Fair Value Measurements

In September 2006, the FASB issued a new statement regarding fair value measurement disclosures.  The guidance was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We adopted the guidance as of January 1, 2008, with the exception of the application of the statement to nonfinancial assets and nonfinancial liabilities, which include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination.  We adopted the provisions of the guidance that pertain to nonfinancial assets and nonfinancial liabilities as of January 1, 2009.

The fair value guidance established a valuation hierarchy for disclosure of inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified contractual term, a level 2 input must be observable for substantially the full term of the asset or liability. Level 3 inputs are unobservable inputs based on our own estimates on assumptions market participants would use in pricing the assets or liabilities (including assumptions about risk), used to measure assets and liabilities at fair value. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market funds	$42	$42	$—	$—
Derivative liabilities	$2,727	$—	$2,727	$—

The fair market value of our money market funds is measured at fair value using quoted prices in active markets.  These fair value measurements are classified within Level 1 of the valuation hierarchy.

The fair market value of “over-the-counter” derivatives is measured at fair value using expected cash flows over the life of the trade.  The fair value measurement is prepared using the closing mid-market rate/price environment on September 30, 2009, using proprietary models, available market data and reasonable assumptions and includes a consideration of credit risk.  These fair value measurements are classified within Level 2 of the valuation hierarchy.

The following table provides the indefinite lived intangible assets and liabilities carried at fair value, measured on a non-recurring basis during the nine months ended September 30, 2009:

		Fair value measurements
	Total Carrying Value	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total Gains (Losses)

LANDesk goodwill	$197,885	$—	$—	$197,885	$(80,000)

Our impairment testing prepared on March 1, 2009 for LANDesk goodwill indicated that its implied fair value was less than its pre-adjusted carrying value of $277,885.   The fair value of LANDesk goodwill was determined through the combination of a discounted cash flow analysis, utilizing the income approach and a guideline public company method, utilizing a market approach (see note 8).

Note 12.  Restructuring, Integration and Retirement

During 2008 we began a series of restructuring actions which continued into the third quarter of 2009.  Also in 2008, we began the integration of our Ergo and Touchpaper acquisitions, each acquired in the third quarter of 2008.  The restructuring and integration actions were designed to enhance competitiveness, improve efficiency, and reduce our overall cost structure.  The restructuring and integration costs, along with costs associated with our former CEO’s retirement incurred in the first quarter of 2008, have been separately identified as “Restructuring, integration and retirement expenses” within our operating expenses.  Restructuring and integration expenses include severance charges incurred for certain workforce reductions and the costs associated with the relocation of certain functions from our Shannon, Ireland, Redmond, Washington and Shanghai, China facilities to Huntsville, Alabama.

We recorded $2,884 and $5,926 of such costs for the three months ended September 30, 2009 and September 26, 2008, respectively.  We recorded $9,709 and $13,627 of such costs for the nine months ended September 30, 2009 and September 26, 2008, respectively.  These costs include severance and other charges settled in cash, stock compensation adjustments and integration costs related to the Ergo and Touchpaper acquisitions. The costs in the first quarter of 2008 also include costs settled in cash related to the retirement of our former CEO.    The following table provides the amounts attributable to each element within our restructuring, integration and retirement expenses:

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

	For the three months ended		For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008

Severance and other charges settled in cash	$2,929	$4,510	$7,130	$8,280
Integration	97	936	2,717	936
Stock compensation	(142)	480	(138)	2,999
Retirement	—	—	—	1,412
Total	$2,884	$5,926	$9,709	$13,627

As of September 30, 2009, we had accrued approximately $2,391 related to severance costs, which were included in accrued wages and commissions in our consolidated balance sheet.  All costs associated with our restructuring and integration program were carried at the corporate level and none of these costs were allocated to specific business units.  A rollforward of the liability for severance charges associated with our restructuring programs is as follows:

Balance as of January 1, 2009	$3,585
Accruals for severance costs	6,620
Adjustments to accrual	(384)
Settlements made during the period	(7,430)
Balance as of September 30, 2009	$2,391

We expect to record additional restructuring and integration expenses of approximately $900 related to these actions after the third quarter of 2009.  We expect the remaining accruals and any additional costs to be paid by the end of the fourth quarter 2009.

Note 13.  Legal Matters

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office.  The PTO has now confirmed the patentability of the patents and terminated the reexaminations.  We have asked the District Court to restart the litigation.  In July 2009, Rose filed new reexamination requests with the PTO against two of the three patents at issue in the litigation.

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

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

On October 20, 2009, a purported class action complaint was filed in the Court of Chancery of the State of Delaware against us, all of our current directors, Emerson Electric, Inc. (“Emerson”) and Globe Acquisition Corp. (“Globe”).  Among other things, the complaint alleges that (i) our Board of Directors breached the fiduciary duties owed to our stockholders in connection with the approval of our proposed acquisition by Emerson (the “Merger”), (ii) our Board of Directors breached fiduciary duties owed to our stockholders by disseminating inadequate and materially misleading information in connection with the filing of our Schedule 14D-9 Solicitation/Recommendation Statement on October 15, 2009, and (iii) we, Emerson, and Globe aided and abetted our Board of Directors in such breaches.  The complaint seeks class certification, certain forms of equitable relief, including enjoining the consummation of the Merger, and unspecified damages.  A hearing on the plaintiff’s motion for a preliminary injunction has been scheduled for November 6, 2009.  The parties have commenced discovery.

Also on October 20, 2009, a second purported class action complaint was filed in the Circuit Court of Madison County, Alabama, against us, all of our current directors, and Emerson.  Among other things, the complaint alleges that (i) our Board of Directors breached fiduciary duties owed to our stockholders in connection with the approval of the Merger, (ii) we and our Board of Directors breached fiduciary duties owed to our stockholders by disseminating inadequate and materially misleading information in connection with our filing of the Schedule 14D-9 Solicitation/Recommendation Statement on October 15, 2009 and (iii) Emerson aided and abetted us and our Board of Directors in such breaches.  The complaint seeks class certification, unspecified damages, and such other relief as the court may find just and proper.  On October 22, 2009, plaintiff filed a motion for temporary restraining order and expedited discovery that seeks an order by the court that would temporarily restrain the consummation of the Merger until a hearing on a forthcoming motion for a preliminary injunction may be held.  On October 26, 2009, the defendants filed a motion to dismiss, a motion to stay, and an opposition to the plaintiff’s motion for a temporary restraining order and expedited discovery.  Also on October 26, 2009, the court held a hearing at which it did not rule on any of the pending motions.

We intend to vigorously defend each of these matters, but the outcome of any claim, litigation, or proceeding is always inherently uncertain.  Based on the facts and circumstances currently known to us, we believe that resolution of the foregoing matters will not materially affect our operations, financial condition, or cash flows.

Note 14. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued new guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new business combination guidance is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, this guidance could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of this guidance on future acquisitions, however the application will result in a significant change in accounting for any such future acquisitions.

In March 2008, the FASB issued new guidance that requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under the guidance. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the new guidance on January 1, 2009 and it did not have a material impact on our financial statements.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We adopted this guidance on January 1, 2009 and it did not have a material impact on our financial statements.

AVOCENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(Unaudited, in thousands, except share data)

In April, 2009, the FASB issued new guidance which provides methodology for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance. In addition, the new guidance requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the guidance on June 15, 2009 and it did not have a material impact on our financial statements.

In April 2009, the FASB issued new guidance which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and have provided the disclosures required.

In June 2009, the FASB issued new guidance which incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted the guidance upon its issuance and it had no material impact on our financial statements. See Note 15 - “Subsequent Events” for this new disclosure.

In June 2009, the FASB issued new guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  We adopted this during the third quarter of 2009.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables.  The new guidance eliminates the residual method of revenue recognition and requires the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  We are currently assessing our implementation of this new guidance, but do not expect a material impact on our financial statements.

Note 15. Subsequent Events

We have evaluated subsequent events for recognition or disclosure through November 4, 2009, which was the date we filed this Form 10-Q with the SEC.

On October 6, 2009, we announced an agreement whereby Emerson Electric Co. will acquire all the outstanding shares of Avocent.  The Avocent Board of Directors unanimously endorsed the terms of an all-cash tender offer of $25 per share, or approximately $1,100,000. The purchase is expected to close around January 1, 2010, pending customary regulatory approvals and acceptance of the offer by Avocent stockholders holding a majority of Avocent shares.  For additional information see our current reports on Form 8-K and Schedules 14D-9 filed with the U.S. Securities and Exchange Commission in October, 2009.

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

Most of our revenue is derived from sales to a limited number of OEMs (who purchase our products on a private-label or branded basis for integration and sale with their own products), sales through our reseller and distributor network, and sales to a limited number of direct customers.  Sales to our branded customers accounted for 71% of sales in the first nine months of 2009 and 67% of sales in the first nine months of 2008.  Sales to our OEM customers accounted for 29% of sales in the first nine months of 2009 and 33% of sales in the first nine months of 2008.  We do not have contracts with many of our branded customers, and in general, our OEM and branded business customers are obligated to purchase products from us only pursuant to binding purchase orders.  Although we are not substantially dependent on any one OEM customer, the loss of, or material decline in orders from, these customers would have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Our top five customers include both OEM and branded customers, and accounted for 48% of sales in the first nine months of both 2009 and 2008.

We sell products to resellers, distributors, end-users, and OEMs in the United States, Canada, Europe, and Asia as well as in other foreign markets.  Sales within the United States accounted for approximately 51% and 53% of first nine months sales in 2009 and 2008, respectively.  No other country accounted for more than 10% of sales in the first nine months of 2009 or 2008.

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

Many of our executive officers and directors are vested in significant amounts of options to purchase shares of our common stock and RSUs.  These officers and directors have informed us that they have sold, and may sell additional, shares of our common stock to provide liquidity and diversify their portfolios.  During the first nine months of 2009 and 2008, our Board of Directors granted both time-based and  market and performance condition-based restricted stock units (RSUs) with two and three year vesting.

During the first nine months of 2009, we had the following three business units:  Management Systems, which includes our branded and OEM KVM, embedded software, serial console, power control, LCD tray, and management appliance businesses; LANDesk, which includes systems, security, and service management solutions for desktops, servers, and mobile devices across the enterprise; and Connectivity and Control, which focuses on our audio-visual products, but was folded into Management Systems in the third quarter of 2009 (see further discussion below).

We believe our business units allow us to focus on new technology and growth opportunities and to add product and shareholder value in the future.  We believe this structure enhances customer service, speeds delivery of products to market and better focuses our research, development, and marketing resources.  In the third quarter of 2008, we began the process of dissolving the Connectivity and Control business unit and merging its products into our Management Systems business units. We divided this business unit into its three product lines: the Equinox branded serial business, the Broadcast business and the Pro Audio Visual business.  We folded the broadcast product line into Management Systems in the third quarter of 2008.  We folded the serial product line and  the Pro Audio Visual product line into Managements Systems during the third quarter of  2009.  As a result of these actions, all revenues and costs associated with our Connectivity and Control business are included within Management Systems in the relevant tables in this quarterly report.  Additionally, historical segment results for Management Systems have been changed to reflect these changes and the Connectivity and Control business unit has now been effectively dissolved.

Our largest business unit, Management Systems, comprised 72% of our consolidated net revenue in the first nine months of 2009 and 77% in 2008.  LANDesk contributed 27% of net revenue in the first nine months of 2009 and 21% in 2008.  Our Corporate and unallocated revenue comprised the remaining percentage of our consolidated net revenue in 2009 and 2008.  See Note 6 in the notes to the condensed consolidated financial statements contained in Part I, Item 1 of this document.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of income data expressed as a percentage of net sales:

	Three months ended		Nine months ended
	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	38.5	37.7	38.0	36.9
Gross profit	61.5	62.3	62.0	63.1
Operating expenses:
Research and development expenses	14.2	13.3	15.6	14.9
Acquired research and development expenses	—	0.4	—	0.1
Selling, general and administrative expenses	37.9	32.9	38.1	35.7
Restructuring, integration and retirement expenses	2.1	3.2	2.5	2.8
Amortization of intangible assets	5.7	4.9	6.6	5.0
Impairment of goodwill	—	—	20.4	—
Total operating expenses	59.9	54.7	83.2	58.5

Income (loss) from operations	1.6	7.6	(21.2)	4.6

Net investment income	0.1	0.2	0.1	0.4
Interest expense	(1.3)	(1.2)	(1.5)	(1.2)
Other income (expense), net	1.3	1.2	0.2	0.6
Income (loss) before provision (benefit) for income taxes	1.7	7.8	(22.4)	4.4
Provision (benefit) for income taxes	(3.4)	1.8	(8.1)	1.1
Net income (loss)	5.1%	6.0%	(14.3)%	3.3%

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

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales
Net revenue, customer distribution
Branded	$100,410	73%	$124,613	68%	$276,863	71%	$325,147	67%
OEM	37,145	27%	58,435	32%	115,385	29%	158,482	33%
Total net revenue	$137,555	100%	$183,048	100%	$392,248	100%	$483,629	100%

We experienced a 25% decline in sales during the third quarter of 2009 compared to the third quarter of 2008.  The decline in sales was evident in both our branded sales, which were down 19%, and our OEM sales, which were down 36%.  Branded sales in North America were down 17%, while EMEA declined 24% and Asia declined 20%.  OEM sales declined 26% in North America, 42% in EMEA and 44% in Asia in the third quarter of 2009 as compared to the same period of 2008.  As detailed below, the sales decline was evident in both our Management Systems and LANDesk business units.  We attribute the weakness we experienced in sales this quarter primarily to decreased data center purchasing activity, especially lower server purchases, as customers continue to reduce technology spending due to the ongoing global economic recession.  Additionally, foreign exchange rates contributed to our revenue decline for the third quarter of 2009 compared to the third quarter of 2008.  If we had experienced the same foreign exchange rates in the third quarter of 2009 as the third quarter a year ago, our revenues would have been approximately $1.5 million higher.  Net sales decreased 19% for the first nine months of 2009 compared to the first nine months of 2008 for the same reasons as described for the third quarter of 2009.

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Net revenue:
Management Systems	$100,322	$140,983	$282,289	$378,995
LANDesk	36,459	41,559	107,625	102,594
Corporate and unallocated	774	506	2,334	2,040
Total net revenue	$137,555	$183,048	$392,248	$483,629

Our Management Systems business unit is comprised of our traditional KVM products, serial products, and embedded software and solutions products.  Management Systems sales decreased approximately 29% in the third quarter 2009 compared to the third quarter of 2008, primarily due to the decline in data center and server purchasing activity as a result of the continuing global recession.  The decline in revenue was experienced across all major Management Systems product lines.  Our KVM products sales were down 31% in the third quarter of 2009 from the third quarter of 2008, primarily as a result of the slower OEM and branded sales across all major geographic regions as customers reduced their data center investments due to the ongoing global economic recession.  Sales by product line for Management Systems for the three and nine months ended September 30, 2009 and September 26, 2008 were as follows:

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
Management Systems net revenue:
KVM	$67,314	$97,101	$191,706	$271,379
Serial Management	7,706	13,517	22,327	39,572
Embedded software and solutions	7,493	10,229	19,731	26,981
Other	17,809	20,136	48,525	41,063
Total Management Systems net revenue	$100,322	$140,983	$282,289	$378,995

LANDesk revenue is comprised of license-based revenue, primarily from the LANDesk Management Suite product, and subscription-based revenue, primarily from the LANDesk Security Suite products and from maintenance and support agreements related to LANDesk Management Suite (LDMS).  Compared to the third quarter of 2008, LANDesk revenues decreased 12% during the third quarter of 2009, primarily as a result of the weakened demand stemming from the ongoing global economic recession.  The weakness in license and royalty revenue noted below for the third quarter of 2009 was attributable primarily to a $2.5 million combined decline in our LDMS and Service Desk products. The decline in our maintenance and services revenue noted below for the third quarter of 2009 was attributable primarily to a $2.2 million decline in our professional services.  Sales by product line for LANDesk for the three and nine months ended September 30, 2009 and September 26, 2008 were as follows:

	For the three months ended		For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	Sept. 26, 2008	Sept. 30, 2009	Sept. 26, 2008
LANDesk net revenue:
Licenses and royalties	$18,069	$22,092	$52,790	$57,919
Maintenance and services	18,390	19,467	54,835	44,675
Total LANDesk net revenue	$36,459	$41,559	$107,625	$102,594

International sales declined by 29% in the third quarter of 2009 from the third quarter of 2008, while sales within the United States declined approximately 21% over the same period.  As mentioned previously, the global recession negatively affected both our U.S. and international revenue in the third quarter of 2009.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales
Net revenue, geographic region
United States	$74,899	54%	$94,850	52%	$201,493	51%	$256,217	53%
International	62,656	46%	88,198	48%	190,755	49%	227,412	47%
Total net revenue	$137,555	100%	$183,048	100%	$392,248	100%	$483,629	100%

Gross profit. Gross profit is affected by a variety of factors, including the ratio of sales among our distribution channels, as OEM sales typically have lower gross margins than our branded sales; absorption of fixed costs as sales levels fluctuate; product mix and component costs; labor costs; new product introductions by us and by our competitors; increasing sales of our software products which tend to have higher gross margins; and our outsourcing of manufacturing and assembly services. Gross profits and margins as a percentage of sales for the three and nine months ended September 30, 2009 and September 26, 2008 were as follows:

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	September 30, 2009	Gross Margin	September 26, 2008	Gross Margin	September 30, 2009	Gross Margin	September 26, 2008	Gross Margin

Management Systems	$57,206	57.0%	$82,876	58.8%	$162,682	57.6%	$225,242	59.4%
LANDesk	31,236	85.7%	35,088	84.4%	91,915	85.4%	88,281	86.0%
Corporate, other and unallocated	887		599		2,517		2,097
Stock-based compensation	(552)		(298)		(1,014)		(797)
Intangible amortization — LANDesk software	(4,133)		(4,218)		(12,823)		(9,753)
Gross profit and margin	$84,644	61.5%	$114,047	62.3%	$243,277	62.0%	$305,070	63.1%

The decline in gross margin and gross profit in the third quarter and nine months ended September 30, 2009 resulted from lower sales volume.  Although we have made significant improvements in our gross margin and profit through cost savings realized from our supply chain realignment program, these improvements were not enough to offset the impact of the lower sales volume experienced in the third quarter of 2009.

Operating expenses.

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales

Research and development expenses	$19,548	14.2%	$24,398	13.3%	$61,077	15.6%	$72,126	14.9%
Acquired research and development expenses	—		700	0.4%	—		700	0.1%
Selling, general and administrative expenses	52,182	37.9%	60,266	32.9%	149,521	38.1%	172,830	35.7%
Restructuring, integration and retirement expenses	2,884	2.1%	5,926	3.2%	9,709	2.5%	13,627	2.8%
Amortization of intangible assets	7,780	5.7%	8,971	4.9%	25,843	6.6%	24,123	5.0%
Impairment of goodwill	—		—		80,000	20.4%	—
	$82,394	59.9%	$100,261	54.7%	$326,150	83.2%	$283,406	58.5%

Research and development expenses.  Research and development expenses include compensation for engineers, support personnel, outside contracted services, and materials costs, all of which are expensed as incurred.  R&D decreased 20% in the third quarter of 2009 from the third quarter of 2008.  The decrease in R&D expense is primarily attributable to the effect of our re-alignment, restructuring and cost-cutting efforts which began at the end of the second quarter of 2008.  Salaries and wages decreased approximately $1.8 million and contracted services declined $1.3 million from the third quarter of 2008 to the third quarter of 2009 as a result of these activities.  R&D decreased 15% from the first nine months of 2008 compared to the first nine months of 2009 for similar reasons as that experienced in the third quarter of 2009.  We continue to invest in targeted integrated R&D projects that leverage technology from both Management Systems and LANDesk.  We believe that the timely development of innovative products and enhancements to existing products is essential to maintaining our competitive position, and we will continue to make significant investments in research and development.

Selling, general and administrative expenses.  Selling, general and administrative expenses include personnel, materials, services and other related costs for administration, finance, information systems, human resources, sales and marketing and general management, rent, utilities, legal and accounting expenses, bad debts, advertising, promotional material, trade show expenses, and related travel costs.  Selling, general and administrative expenses decreased 13% in the third quarter of 2009 from the third quarter of 2008.  The decrease in selling, general and administrative expenses was attributed to the effect of our cost-cutting efforts which began at the end of the second quarter of 2008 and lower sales commissions incurred as a result of lower sales volume on a comparative basis.  The results of our cost cutting measures were evident in reduced salaries, trade show and travel costs and reduced contracted services.  Salaries decreased approximately $3.0 million, while trade show expenses and travel-related expenses decreased approximately $1.5 million in the third quarter of 2009 compared to the same period in 2008.  Additionally, contracted services decreased $1.4 million in the third quarter of 2009 compared to the same period in 2008.  SG&A expenses decreased 14% in the first nine months of 2009 from the first nine months of 2008 for similar reasons as that experienced in the third quarter of 2009.

Restructuring, integration and retirement expenses.  Restructuring, integration and retirement expenses of $2.9 million for the third quarter of 2009 and $5.9 million in for the third quarter of 2008 relate to severance charges incurred for workforce reductions in connection with our realignment of resources, integration of marketing functions, and integration of our 2008 acquisitions into our operations.  Restructuring, integration and retirement expenses of $9.7 million for the first nine months of 2009 and $13.6 million for the first nine months of 2008 were comprised of charges similar to those incurred during the third quarter of 2009.  In addition to the third quarter charges, restructuring and retirement charges for the first nine months of 2008 includes the retirement costs for our former CEO of $2.2 million.

Amortization of intangible assets.  Amortization was $7.8 million and $9.0 million for the three months ended September 30, 2009 and September 26, 2008, respectively.  Amortization was $25.8 million and $24.1 million for the nine months ended September 30, 2009 and September 26, 2008, respectively.  The increase in amortization for the nine months ended 2009 was due to the amortization of intangible assets related to our acquisitions of Touchpaper and Ergo, completed early in the third quarter of 2008.

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

Stock-based Compensation.  We allocate stock-based compensation expense based on the functional area in which an employee works.  Stock compensation expenses for the periods ending September 30, 2009 and September 26, 2008 were as follows:

	For the three months ended				For the nine months ended
(dollars presented in 000’s)	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales	Sept. 30, 2009	% of Sales	Sept. 26, 2008	% of Sales

Cost of sales	$552		$298		$1,014		$797
Research and development expense	869		1,523		2,727		3,878
Selling, general and administrative expense	5,194		3,986		10,992		9,288
Restructuring and retirement expense	(142)		480		(138)		2,999
	$6,473	4.7%	$6,287	3.4%	$14,595	3.7%	$16,962	3.5%

Stock-based compensation expense decreased approximately 3% in the third quarter 2009 from the third quarter 2008.  Stock-based compensation expense decreased almost 14% in the first nine months of 2009 from the first nine months of 2008.  Our Compensation Committee approved the grant of time-based and market condition-based restricted stock units to our officers and other employees in the first quarter of 2008 while such grants for 2009 were made at the end of the second quarter of 2009 (following shareholder approval of amendments to our equity plan in June 2009).  This delay further reduced stock-based compensation expense in the first nine months of 2009 compared to the similar period in 2008.  Additionally, we recorded almost $3.0 million of expense as a result of modifying certain equity awards as part of our restructuring efforts in the first nine months of 2008.  However, we recorded $138,000 of income as a result of modifying such equity awards in the first nine months of 2009.  We expect to continue to incur stock-based compensation expense in future periods.

Net investment income.  Net investment income decreased to $105,000 in the third quarter of 2009 as compared to $295,000 in the third quarter of 2008.  Net investment income decreased to $390,000 in the first nine months of 2009 as compared to $1.9 million in the first nine months of 2008.

Interest expense. Interest expense decreased to $1.8 million in the third quarter 2009, compared to $2.3 million in the third quarter of 2008.  The decrease primarily resulted from lower borrowings outstanding for the third quarter of 2009 compared to the same period in 2008.  Interest expense increased slightly to $6.1 million in the first nine months of 2009, compared to $5.9 million in the first nine months of 2008.  This slight increase was driven by the higher borrowings outstanding for most of the first nine months of 2009 compared to 2008.

Other income , net.  Net other income decreased to $1.9 million in the third quarter of 2009 from $2.4 million in the third quarter of 2008.  Net other income declined to $724,000 in the first nine months of 2009 from $2.7 million in the first nine months of 2008.  The decrease in other income for the first nine months of 2009 is primarily the result of decreased net foreign currency transaction gains of approximately $2.6 million over the comparative period in 2008, primarily as a result of changes in the both the euro and British pound and the impact of movement of foreign currency denominated cash and other assets into U.S. dollar denominated balances, causing a realization of certain foreign exchange gains and losses.

Provision for income taxes.  The effective tax rate for the third quarter of 2009 was (193.2)% compared to an effective tax rate of 22.7% for the third quarter of 2008.  The benefit for income taxes was $4.7 million for the third quarter of 2009, compared to a provision of $3.2 million for the third quarter of 2008.  The effective tax rate for the first nine months of 2009 was (36.0)% compared to 25.6% for the first nine months of 2008.  The benefit for income taxes was $31.6 million for the first nine months of 2009, compared to a provision of $5.2 million for the first nine months of 2008.  The change in the effective tax rate was primarily attributable to the change in the amount and mix of our pretax book income within taxable jurisdictions and a tax benefit recognized to record a deferred tax asset associated with a goodwill impairment charge recorded in the first quarter of 2009.  Further, we have considered guidance within ASC 740, the income taxes topic within the FASB ASC, which limits the amount of benefit that can be reflected in a year-to-date interim loss period to an amount equal to the anticipated benefit that would be derived from the anticipated cumulative loss for the entire reporting year.  Our loss through September 30, 2009 exceeds the anticipated loss for the year and the tax benefit recognized through September 30, 2009 has been limited to the amount that would be recognized based on the anticipated full year loss.  Accordingly, as of September 30, 2009, we have limited our benefit by $722,000.  As of September 30, 2009, we had total reserves for uncertain tax positions related to gross unrecognized tax benefits of $5.9 million, of which $4.6 million if recognized would affect the effective tax rate.

Net income (loss).  Net income for the third quarter of 2009 was $7.1 million compared to net income $11.0 million for the third quarter of 2008, as a result of the factors detailed in the above discussion.  Net income, as a percentage of sales for the third quarter of 2009 was 5.1%, compared to 6.0% for the third quarter of 2008.  Net loss for the first nine months of 2009 was $(56.2) million compared to net income of $15.1 million for the first nine months of 2008, as a result of the factors detailed in the above discussion.  Net income (loss), as a percentage of sales for the first nine months of 2009 was (14.3)%, compared to 3.3% for the first nine months of 2008.

Liquidity and Capital Resources

As of September 30, 2009, our principal sources of liquidity consisted of $110 million in cash and cash equivalents and $215 million available from our $340 million credit facility that is available for general corporate purposes.  The balance of the entire facility is due in June 2011.  The term loan and line of credit have similar variable interest rates.

The line of credit and term loan contain affirmative and negative covenants, including limitations on our ability to (i) make distributions, investments, and other payments unless we satisfy certain financial tests or other criteria, (ii) incur additional indebtedness, (iii) restructure our subsidiaries, and (iv) make acquisitions and capital expenditures.  The financial tests include an interest coverage ratio and a total leverage ratio.  We are currently in compliance with these covenants and related tests as of September 30, 2009.  All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.  Failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on us.

The line of credit and term loan currently bear an interest rate of LIBOR plus 150 basis points.  There was $125 million outstanding under the credit facility as of September 30, 2009.  We classify these obligations as long-term as they mature in June 2011.  As of September 30, 2009, we expect to repay the borrowings through future cash flows from operations.   A summary of our cash flows is as follows:

	For the nine months ended
	Sept. 30, 2009	Sept. 26, 2008
Total cash provided by (used in):
Operating activities	$51,440	$66,161
Investing activities	(8,005)	(77,061)
Financing activities	(62,181)	22,120
Effect of exchange rate changes on cash	1,991	(1,502)
Increase (decrease) in cash and cash equivalents	$(16,755)	$9,718

The decline in cash flow from operations in the first nine months of 2009 was primarily the result of lower net income as well as decreases in accounts payable, accrued wages and commissions and accrued other liabilities.  These changes were offset somewhat by increased collections of accounts receivable and a decrease in inventory.  Accrued wages and commissions were lower at September 30, 2009, due to lower accrued commissions at the end of the period as a result of lower sales during the period.  Additionally, our accounts payable declined as a result of reduced inventory purchases as we reacted to our significantly lower sales volume.  The reduced inventory purchases also resulted in significantly lower inventory on-hand at September 30, 2009 compared to December 31, 2008.

Our days sales outstanding (DSO) increased to 66 days at the end of the third quarter 2009 compared to 63 days at the end of the third quarter of 2008.  DSO increased primarily as a result of the weakened economy driving slightly longer payment trends with some of our customers in the third quarter of 2009 compared to the third quarter of 2008.  Inventories decreased $7.4 million from December 31, 2008 to September 30, 2009, and when combined with the lower sales volume, resulted in a decrease in inventory turns from 8.6 at the end of the third quarter of 2008 compared to 7.1 at the end of the third quarter 2009.  Our inventory turns improved from 4.1 at the end of the second quarter of 2009, primarily as a result of our lower inventory levels.

Our investing activities used $8.0 million of cash flow in the first nine months of 2009, primarily to pay an additional $4.1 million of consideration previously accrued for LANDesk and Touchpaper.  Our investing activities used $77.1 million of cash flow in the first nine months of 2008, primarily to fund the Touchpaper and Ergo acquisitions completed in July 2008.

Our financing activities used cash to repay $45 million of borrowings from our line of credit and to repurchase 1.2 million shares of our common stock during the first nine months of 2009 at a cost totaling over $15 million.  Our financing activities used the cash provided by operations and investing activities, as well as additional borrowings, to repurchase approximately 4 million shares of our common stock during the first nine months of 2008 at a cost totaling $64 million.  These treasury shares were purchased through various brokers under the stock repurchase program approved by our Board of Directors.  As of September 30, 2009 we have approximately 900,000 shares available for purchase under the program.

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

On October 6, 2009, we announced an agreement whereby Emerson Electric Co. will acquire all the outstanding shares of Avocent.  The Avocent Board of Directors unanimously endorsed the terms of an all-cash tender offer of $25 per share, or approximately $1.1 billion. The purchase is expected to close around January 1, 2010, pending customary regulatory approvals and acceptance of the offer by Avocent stockholders holding a majority of Avocent shares.  For additional information see our current reports on Form 8-K and Schedules 14D-9 filed with the U.S. Securities and Exchange Commission in October, 2009.

Off-Balance Sheet Arrangements and Contractual Obligations

In the ordinary course of our business, we may at any point in time have a significant amount of contractual commitments not yet recognized in our financial statements.  These commitments relate primarily to our need to schedule the purchase of inventories in advance of the related forecasted sales to customers.  We have longer lead times for the products we purchase from suppliers based in Asia than we have for the products we purchase from our U.S. and European based suppliers.  Our actual contractual commitments are typically limited to products needed for one to three months of forecasted sales.  The liabilities for these inventory purchases, along with the related inventory assets, are typically recognized upon our receipt of the products.  We also have, at any point in time, a variety of short term contractual commitments for services such as advertising, marketing, accounting, legal, and research and development activities.  The liabilities for these services and the related expenses are typically recognized upon our receipt of the related services.  In our 2008 Form 10-K, we disclosed our contractual obligations in the section entitled “Off-Balance Sheet Arrangements and Contractual Obligations” in Part II Item 7. At September 30, 2009, there have been no material changes to contractual obligations outside the ordinary course of business.  We reduced our debt balance $45 million to $125 million at September 30, 2009, down from $170 million at December 31, 2008.

Other than operating leases for offices and warehouse space, we do not engage in off-balance sheet financing arrangements or have any variable-interest entities that would require consolidation within our financial results. As of September 30, 2009 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

	Three months ended		Nine months ended
Non-GAAP Operational Measures (dollars presented in 000’s)	September 30, 2009	September 26, 2008	September 30, 2009	September 26, 2008

Operational gross profit	$89,328	$118,564	$257,114	$315,620
Operational operating income	$23,661	$39,410	$60,235	$83,997
Operational net income	$20,134	$30,441	$45,401	$63,289
Operational diluted earnings per share	$0.45	$0.67	$1.01	$1.38

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

We provide the following reconciliations between GAAP and our operational measures:

	GAAP		Purchase	Restructuring	Non-GAAP
	Financial	Stock-based	Accounting	and Retirement	Operational
	Measures	Compensation	Adjustments	Expenses	Measures
For the three months ended September 30, 2009
Operational gross profit	$84,644	552	4,132	—	$89,328
Operational operating income	$2,250	6,473	11,913	3,025	$23,661
Operational net income	$7,050	5,474	5,007	2,602	$20,134
Operational diluted earnings per share	$0.16	0.12	0.11	0.06	$0.45

For the three months ended September 26, 2008
Operational gross profit	$114,047	298	4,219	—	$118,564
Operational operating income	$13,786	6,287	13,891	5,446	$39,410
Operational net income	$10,961	4,802	10,518	4,160	$30,441
Operational diluted earnings per share	$0.24	0.11	0.23	0.09	$0.67

For the nine months ended September 30, 2009
Operational gross profit	$243,277	1,014	12,823	—	$257,114
Operational operating income	$(82,873)	14,595	118,666	9,847	$60,235
Operational net income	$(56,221)	11,989	81,483	8,150	$45,401
Operational diluted earnings per share	$(1.27)	0.27	1.83	0.18	$1.01

For the nine months ended September 26, 2008
Operational gross profit	$305,070	797	9,753	—	$315,620
Operational operating income	$21,664	16,962	34,743	10,628	$83,997
Operational net income	$15,135	12,978	27,044	8,132	$63,289
Operational diluted earnings per share	$0.33	0.28	0.59	0.18	$1.38

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

Recently Issued Accounting Standards and Regulatory Standards

In December 2007, the FASB issued new guidance that establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new business combination guidance is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008.  Since we have significant acquired deferred tax assets for which full valuation allowances were recorded at the acquisition date, this guidance could materially affect the results of operations if changes in the valuation allowances occur after adoption of the standard.  We will assess the impact of this guidance on future acquisitions, however the application will result in a significant change in accounting for any such future acquisitions.

In March 2008, the FASB issued new guidance which requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under the guidance. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted the new guidance on January 1, 2009 and it did not have a material impact on our financial statements.

In April 2008, the FASB issued guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years.  We adopted this guidance on January 1, 2009 and it did not have a material impact on our financial statements.

In April, 2009, the FASB issued new guidance which provides methodology for determining whether a market is inactive and a transaction is distressed in order to apply the existing fair value measurement guidance. In addition, the new guidance requires enhanced disclosures regarding financial assets and liabilities that are recorded at fair value. This guidance is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted the guidance on June 15, 2009 and it did not have a material impact on our financial statements.

In April 2009, the FASB which requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance is effective for interim periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009, and have provided the disclosures required.

In June 2009, the FASB issued new guidance which incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. We adopted the guidance upon its issuance and it had no material impact on our financial statements. See Note 15 - “Subsequent Events” for this new disclosure.

In June 2009, the FASB issued new guidance to improve financial reporting by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The new guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of this guidance will have on our financial statements.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009.  We adopted this during the third quarter of 2009.

In October 2009, the FASB issued amended revenue recognition guidance for arrangements with multiple deliverables.  The new guidance eliminates the residual method of revenue recognition and requires the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable.  This guidance is effective for all new or materially modified arrangements entered into on or after January 1, 2011 with earlier application permitted as of the beginning of a fiscal year. Full retrospective application of the new guidance is optional.  We are currently assessing our implementation of this new guidance, but do not expect a material impact on our financial statements.

Updates to Critical Accounting Estimates

•                  As discussed in Notes 7 and 14 to the Condensed Consolidated Financial Statements, we have adopted recently issued guidance for derivatives and hedging as of January 1, 2009.  This guidance requires certain disclosures surrounding derivatives and hedges.  We have interest rate swaps that qualify as derivative instruments and are classified as cash flow hedges.

•                  As discussed below and in Note 11 to the Condensed Consolidated Financial Statements, we have adopted recently issued guidance for fair value measurement as of January 1, 2009 as it applies to the application of the statement to nonfinancial assets and nonfinancial liabilities. During the first quarter of 2009 we measured our goodwill at fair value based upon Level 3 inputs, as defined under the guidance.  We determine the fair value of our reporting units through a discounted cash flow analysis, utilizing the income approach, and a guideline public company method, utilizing a market approach, and weight the results of each valuation in determining the fair value of the reporting units.

•                  The $80.0 million adjustment to LANDesk goodwill was the result of an impairment charge recorded during the three months ended March 31, 2009.  We evaluate the carrying value of goodwill for potential impairment annually during the fourth quarter of each year, and on an interim basis if an event occurs or circumstances change that indicate a potential detrimental impact to the fair value of a reporting unit compared to its carrying value may have occurred.  Our fourth quarter 2008 impairment test concluded that there had been no impairment of goodwill, however, there were certain factors noted during the 2008 testing that  required continued monitoring, especially related to any potential future decline in our market capitalization.  During the first quarter of 2009, we concluded that interim impairment testing was required due to the continued deterioration in the global economic environment, the resulting decrease in our market capitalization to less than the book value of our shareholders’ equity, and declining market valuations for many other companies in our peer group.  In preparation for this interim testing, we revised our five year forecast, used as a base element of this testing, in light of the continuing global recession.

As of September 30, 2009 we had three reporting units: Management Systems (MS), LANDesk and AESS, which is combined with MS for segment reporting purposes.   We perform our goodwill impairment test in two steps. Step one compares the fair value of each reporting unit (operating segment) to its carrying amount. If step one indicates that an impairment potentially exists, the second step testing is performed to measure the amount of impairment, if any.  Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

For purposes of the interim step one analysis prepared as of March 1, 2009, the fair values of our reporting units were determined through the use of a combination of a discounted cash flow analysis, utilizing the income approach, and the guideline public company method, utilizing a market approach.  The result of each valuation was weighted in determining each reporting units fair value. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. Under the income approach, the fair value of each reporting unit was based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimated demand in each geographic market and the discount rate. The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the estimated rate of return required by an investor in the current economic conditions.  Based on our assessment of the market conditions, the weighting applied to the market approach for the March 1, 2009 valuation was decreased from 50% to 40% and the weighting for the income approach was increased from 50% to 60%, as compared to the assumptions as of October 1, 2008.  This change was considered appropriate as it reflects our longer term view, including our revised cash flow projections based on current expectations, while continuing to reflect the impact of declining equity values in this highly volatile equity market impacting our stock price and the stock price of many of our peers.

The results of our step one test as of March 1, 2009 indicated that the fair value of each of our reporting units had declined from 2008, however, with the exception of LANDesk, the estimated fair values exceeded their carrying value.  We estimated the fair value of Management Systems to be $184 million higher, or approximately 35%, than its carrying value of $520 million.  Our remaining reporting units at the time were not material to our financial statements, however we estimated the combined fair value of these reporting units to be $49 million higher, or approximately 250%, their combined carrying value of $20 million.

Other than these changes, there have been no significant changes in our critical accounting estimates during the first nine months of 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is the interest rate risk on our credit facility, which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have partially hedged this exposure to interest rate risk with interest rate swaps, which have a remaining aggregate notional amount of $110 million, with Regions Bank and SunTrust Bank.

We also face foreign currency exchange rate risk to the extent that the value of certain foreign currencies relative to the U.S. dollar affects our financial results.  Our international operations transact a significant portion of our business in currencies other than the U.S. dollar, predominantly the euro and British pound, and changes in exchange rates may positively or negatively affect our revenue, gross margins, operating expenses, and retained earnings since these transactions are reported by us in U.S. dollars.  We occasionally purchase foreign currency forwards aimed at limiting the impact of currency fluctuations.  These instruments provide only limited protection against currency exchange risks, and there can be no assurance that such an approach will be successful, especially if a significant and sudden decline occurs in the value of local currencies.  As of September 30, 2009, we had five open forward contracts with an approximate fair value of $(22,300).

Item 4.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.    Based on their evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

(b) Changes in internal control over financial reporting.    There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In January 2007, we filed a complaint for patent infringement in the United States District Court for the Western District of Washington against Aten Technology, Inc., Aten International Co., Ltd, Belkin Corporation, Rose Electronics and its general partners, and Trippe Manufacturing Company.  The defendants filed counterclaims alleging non-infringement, unenforceability, and invalidity.  In May 2007, we entered into a Settlement and License Agreement with Trippe Manufacturing, and dismissed Trippe from the lawsuit.  In October 2007, the District Court stayed the action pending a re-examination of our patents by the Patent and Trademark Office. The PTO has now confirmed the patentability of the patents and terminated the reexaminations.  We have asked the District Court to restart the litigation.  In July 2009, Rose filed new reexamination requests with the PTO against two of the three patents at issue in the litigation.

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

On October 20, 2009, a purported class action complaint was filed in the Court of Chancery of the State of Delaware against us, all of our current directors, Emerson Electric, Inc. (“Emerson”) and Globe Acquisition Corp. (“Globe”).  Among other things, the complaint alleges that (i) our Board of Directors breached the fiduciary duties owed to the our stockholders in connection with the approval of our proposed acquisition by Emerson (the “Merger”), (ii) our Board of Directors breached fiduciary duties owed to our stockholders by disseminating inadequate and materially misleading information in connection with the filing of our Schedule 14D-9 Solicitation/Recommendation Statement on October 15, 2009 and (iii) we, Emerson, and Globe aided and abetted our Board of Directors in such breaches.  The complaint seeks class certification, certain forms of equitable relief, including enjoining the consummation of the Merger, and unspecified damages.  A hearing on the plaintiff’s motion for a preliminary injunction has been scheduled for November 6, 2009.  The parties have commenced discovery.

Also on October 20, 2009, a second purported class action complaint was filed in the Circuit Court of Madison County, Alabama, against us, all of our current directors, and Emerson.  Among other things, the complaint alleges that (i) our Board of Directors breached fiduciary duties owed to our stockholders in connection with the approval of the Merger, (ii) we and our Board of Directors breached fiduciary duties owed to our stockholders by disseminating inadequate and materially misleading information in connection with our filing of the Schedule 14D-9 Solicitation/Recommendation Statement on October 15, 2009, and (iii) Emerson aided and abetted us and our Board of Directors in such breaches.  The complaint seeks class certification, unspecified damages, and such other relief as the court may find just and proper.  On October 22, 2009, plaintiff filed a motion for temporary restraining order and expedited discovery that seeks an order by the court that would temporarily restrain the consummation of the Merger until a hearing on a forthcoming motion for a preliminary injunction may be held.  On October 26, 2009, the defendants filed a motion to dismiss, a motion to stay, and an opposition to the plaintiff’s motion for a temporary restraining order and expedited discovery.  Also on October 26, 2009, the court held a hearing at which it did not rule on any of the pending motions.

Item 1A.  Risk Factors.

THIS QUARTERLY REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS QUARTERLY REPORT.  THESE RISKS AND UNCERTAINTIES INCLUDE THE FOLLOWING:

The announcement and pendency of our agreement to be acquired by Emerson could adversely affect our business, financial results and operations.

On October 6, 2009, we announced that we had entered into the Agreement and Plan of Merger with Emerson Electric Co. pursuant to which a wholly-owned subsidiary of Emerson commenced a cash tender offer on October 15, 2009, to acquire all of our issued and outstanding shares of common stock, at a price of $25.00 per share, net to the holder thereof in cash.  After the consummation of the tender offer, and subject to the satisfaction or waiver of certain conditions set forth in the merger agreement, Emerson’s subsidiary will merge with and into us, and we will become a wholly-owned subsidiary of Emerson.

The announcement and pendency of the tender offer and the merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could have an adverse effect on our business, financial results, and operations.  In particular, we could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger.  We could potentially lose customers or suppliers, or customer orders could be delayed or decreased.  The sales cycles for our products may lengthen due to the uncertainty related to the proposed merger.  In addition, we have diverted, and will continue to divert, significant management resources in an effort to complete the merger, which could adversely affect our business and results of operations.  We are also experiencing increased competition from certain of our competitors, who are targeting our customers as a result of the uncertainty associated with our proposed acquisition by Emerson.

We are subject to prohibitions contained in the merger agreement on soliciting, initiating, knowingly facilitating, or knowingly encouraging alternative acquisition proposals.  If violated, these restrictions could potentially result in the termination of the merger agreement by Emerson.  We are also subject to restrictions contained in the merger agreement on the conduct of our business prior to the completion of the merger.  These restrictions could result in our inability to respond effectively to competitive pressures, industry developments, and future opportunities or may otherwise harm our business, financial results, and operations.

The failure to complete the tender offer and/or the merger could adversely affect our business and the market price of our common stock and could result in substantial termination and reimbursement costs.

There is no assurance that the tender offer and the merger with Emerson or any other transaction will occur.  Consummation of the tender offer is subject to various conditions, including a minimum condition for the valid tender of outstanding shares, the expiration or termination of applicable waiting periods under the HSR Act and other applicable waiting periods, clearances, consents, or approvals of governmental authorities, and certain other conditions. The closing of the merger is subject to certain closing conditions specified in the merger agreement, including, if required, approval of the merger by a majority of  our stockholders.

If the proposed tender offer and/or merger, or a similar transaction, are not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.  We will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.  In addition, under circumstances defined in the merger agreement, we may be required to pay Emerson a termination fee of $35 million and/or reimburse Emerson for up to $7.5 million in transaction expenses.  Furthermore, a failed transaction may result in negative publicity and a negative impression of us in the investment community.

Certain of our directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of our stockholders.

Our executive officers negotiated the terms of the merger agreement under the direction of the Board.  The Board unanimously adopted, approved, and declared advisable the merger agreement and the transactions contemplated by the merger agreement, declared it in the best interest of our stockholders for us to enter into the merger agreement and consummate the transactions contemplated by the merger agreement, declared the terms of the tender offer and the merger fair to our stockholders and recommended that our stockholders tender their shares into the offer and, if required, vote in favor of adoption of the merger agreement.  These directors and executive officers may have interests in the merger that are different from, or in addition to, or may be deemed to conflict with those of our stockholders.  These interests may include the continued employment of certain of our executive officers by the combined company and the indemnification of former directors and officers by the combined company.  With respect to these directors and executive officers, these interests also include the treatment in the merger of employment agreements, severance policies, change of control arrangements, performance shares, restricted stock units, stock options, and other rights held by these directors and executive officers.

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

Our recent restructuring may disrupt our operations and adversely affect our operating and financial results.

In fiscal July 2008, in January 2009, and again in July 2009, we announced a series of actions designed to enhance competitiveness, improve our efficiency, and reduce our cost structure.  We initiated workforce reduction and consolidation actions designed to intensify our focus on our growth areas and improve our operating efficiency.  The restructuring includes actions to increase our organizational efficiency, reduce certain research and development investments in lower growth product areas, integrate our marketing functions, and shift support for our Asian operations from Shannon, Ireland, to our recently-established regional hub in Singapore.  We are also relocating certain functions from Redmond, Washington to Huntsville, Alabama.  The impact of these organizational improvements will result in a decrease of approximately 330 positions or approximately 15% of our global workforce.  In fiscal July 2008, we also announced that, as part of our continued focus on core markets, we intended to sell the portion of our entrepreneurial Connectivity and Control business unit dedicated to our Professional Audio Video and our Equinox serial products.  In of the third quarter of 2009, we dissolved the remaining portions of our Connectivity and Control business and absorbed the Professional Audio Video products and serial products into  Management Systems.  The dissolution of this unit resulted in a net decrease of approximately 20 additional positions.  The restructuring activities could create uncertainty and confusion among our employees, customers, and suppliers.  In addition, the restructuring activities might not result in the cost savings or efficiencies we anticipate and may result in temporary operational inefficiencies.   As a result, these restructuring activities could have a material adverse effect on our business, financial condition, and results of operations.  The factors described above also could disrupt our product development, manufacturing, and sales, which would affect our financial results.

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

In the second quarter of 2006, we obtained a $250 million unsecured, five-year, revolving, bank line of credit, and we used borrowings under this line of credit to fund a portion of the LANDesk acquisition and the purchase of our shares under our recently-expanded stock repurchase program.  In July 2008, we amended the line of credit and borrowed an additional $90 million under a three-year term note.  We may increase this bank debt or seek other bank debt in the future.  The balance outstanding on our debt agreements was $125 million as of September 30, 2009.  Interest expense on borrowings under the term loan and additional future borrowings under the line of credit could adversely affect our future net income, margins, expenses, and financial conditions by:

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

Our ability to comply with these provisions of our line of credit and term loan may be affected by changes in the economic or business conditions or other events beyond our control.  If we do not comply with these covenants and restrictions, we could be in default under our line of credit and/or the term loan, and our debt, together with accrued interest, could then be declared immediately due and payable.  There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.  We also face interest rate risk on our bank line of credit and term loan which currently bears interest at a variable rate of LIBOR plus 150 basis points.  We have hedged this exposure to interest rate risk with interest rate swaps, which have a remaining aggregate notional amount of $110 million, with Regions Bank and SunTrust Bank.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the fourth quarter of 2004 our Board of Directors approved a stock repurchase program whereby we may, from time to time, purchase our common stock in the open market, in privately negotiated transactions or otherwise, at prices that we deem appropriate.  Since the program’s initial approval through September 30, 2009, our Board has authorized a total of 19 million shares to be repurchased.  The plan has no expiration date.  Details of purchases under the plan during the nine months ended September 30, 2009 are as follows:

Period:	Total Number of Shares Purchased During the Period	Average Price Paid Per Share for Period Presented	Total Cumulative Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Remaining to Purchase Under the Plan

January 1, 2009 — January 31, 2009	50,000	$14.60	16,950,000	2,050,000
February 1, 2009 — February 28, 2009	675,000	$12.51	17,625,000	1,375,000
March 1, 2009 — March 31, 2009	275,000	$11.26	17,900,000	1,100,000
Quarter ended March 31, 2009	1,000,000	$12.27

Quarter ended June 30, 2009	—	—	17,900,000	1,100,000

July 1, 2009 — July 31, 2009	100,000	$15.91	18,000,000	1,000,000
August 1, 2009 — August 31, 2009	50,000	$15.63	18,050,000	950,000
September 1, 2009 — September 30, 2009	50,000	$16.59	18,100,000	900,000
Quarter ended September 30, 2009	200,000	$16.01
Nine months ended September 30, 2009	1,200,000	$12.89

Approximately 274,000 shares were withheld as payment for employee payroll withholding taxes at the release of vested restricted stock units in the first nine months of 2009 (see Note 3 to our condensed consolidated financial statements contained in Part I, Item 1 of this quarterly report).  The 274,000 shares were considered to be treasury shares; however, these treasury shares were immediately retired and are not considered in the table above.

Item 6.    Exhibits.

(a) Exhibits

2.1

Agreement and Plan of Merger among Avocent Corporation, Emerson Electric Co., and Globe Acquisition Corporation dated as of October 5, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s report on Form 8-K filed with the SEC on October 7, 2009)

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

AVOCENT CORPORATION
(Registrant)

Date: November 4, 2009	/s/ Edward H. Blankenship
Edward H. Blankenship
Senior Vice President of Finance, Chief Financial
Officer, and Assistant Secretary (Principal Financial Officer)